Form 10KSB
period 1995-12-31
WINLAND ELECTRONICS INC
filed 1996-03-27
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995         Commission File No.: 0-15471

                            WINLAND ELECTRONICS, INC.
                 (Name of small business issuer in its charter)

          Minnesota                                         41-0992135
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)

                   1950 Excel Drive, Mankato, Minnesota 56001
                    (Address of principal executive offices)

                                 (507) 625-7231
                           (Issuer's telephone number)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                            ------------------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended December 31, 1995:  $5,850,724

The aggregate market value of the Common Stock held by non-affiliates as of March 14, 1996 was approximately $5,310,110 based on the closing sale price of the Issuer's Common Stock on such date.

There were 2,583,311 shares of Common Stock, $.01 par value, outstanding as of March 14, 1996.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company's Proxy Statement for its 1996 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes        No   X

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

         Winland Electronics, Inc. (the "Company") was incorporated as a Minnesota corporation in October of 1972. Before 1985, the Company derived most of its revenues from the sale to farms and businesses of security devices which monitor and detect temperature, power failure, water leakage and other environmental emergencies. In 1984, in a effort to diversify its business, the Company began to develop and manufacture products for other companies on a contract basis.

Products

         The Company currently designs, produces and distributes products in two
product   categories   defined  as  "Contract  Design  and   Manufacturing"  and
"Security/Industrial Products."

         Contract Design and Manufacturing. The Company's contract design and manufacturing services include design and production engineering, material sourcing, various levels of product assembly, field repair services, and warehousing and shipping services. Customers may select any combination of the services offered. The Company provides contract design and manufacturing services to four key customers, Johnson World Wide Associates, Inc., formerly Johnson Fishing, Inc. ("JWA"), CIC Systems, Inc. ("CIC"), Scotsman Industries, Inc. ("Scotsman"), and American Harvest Inc. ("American Harvest"). The Company has manufactured products for CIC for over six years and currently serves as the only manufacturer for CIC; however, it does not have a formal agreement with CIC which guarantees exclusivity to the Company. There is no assurance that the Company will continue to be engaged by any of these contract design and manufacturing customers. Contract design and manufacturing accounted for approximately 73% of the Company's total sales during 1995 and 1994.

         Security/Industrial Products. The Company is a supplier of simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature, humidity, water leakage and power failures. With the Company's "ALERT" series of products, many burglar or fire alarm panels can be converted to monitor and report unfavorable environmental conditions. Security/industrial product sales accounted for approximately 27% and 26% of the Company's sales for 1995 and 1994, respectively.

Marketing and Distribution

         The Company markets its contract design and manufacturing services primarily through direct telephone contact and mail solicitation of potential customers. The Company markets its security/industrial products in a variety of ways, including through an established security distribution network, instrumentation catalogs, direct mail order companies, and national and regional trade expositions. In 1993, the Company added exhibits in the HVAC (Heating,

Ventilating, Air Conditioning), Refrigeration, and Industrial Industries national and regional trade expositions. The Company intends to continue to expand its advertising efforts in 1996 in all areas of opportunity. The Company's primary distribution outlet for the security/industrial products is a network of over 300 distributors.

Source of Materials

         The components and subassemblies which are included in products manufactured by the Company are purchased from outside vendors and then tested and incorporated into the products by the Company's manufacturing assembly personnel. Certain purchased components and subassemblies are manufactured to design specifications furnished by the Company, while others are standard off-the-shelf items. The Company has multiple sources for the off-the-shelf components, but generally maintains only one source for items manufactured to design specifications. If the Company were to lose one or more of its major suppliers, some delay and additional costs may be incurred while obtaining alternative sources.

         In addition to manufacturing its own products, the Company has contracted with companies in the United States and foreign countries to provide both finished goods assemblies and component assemblies designed to the Company's specifications. Although alternative sources for such items may be found, if the Company were to lose one or more of these suppliers, some delay and additional costs may be incurred while obtaining a new source.

Patents, Trademarks and Licenses

         The Company holds federal trademark registrations for marks used in the Companies business as follows: WATERBUG(R) and ENVIRONMENTAL SECURITY(R).

Seasonality and Working Capital

         The seasonality of the Company's business is dependent in part on the products produced for the contract design and manufacturing customers. Since 1985, the Company has experienced increased working capital demands in the fourth quarter as production of various contract manufacturing products increases to meet spring orders. Changes in the types of products produced in the contract design and manufacturing portion of the Company's business could materially affect seasonality and the timing of working capital requirements.

Significant Customers

     Contract design and manufacturing services provided to JWA accounted for approximately 27% and 12% of the Company's sales during the years ended December 31, 1995 and 1994. Contract design and manufacturing services provided to CIC accounted for approximately 17% and 31% of total sales for the years ended December 31, 1995 and 1994. Contract manufacturing services for American Harvest were 11% and 18% of total sales for the years ended December 31, 1995 and 1994. The Company expects to complete the American Harvest project in the first quarter of 1996. The loss of any contract customer could have an adverse effect on the Company's short-term results. The management of the Company believes that the contract design and manufacturing portion of its business has potential for growth and is actively promoting this portion of the business.

Backlog and Government Contacts

         The Company has no significant backlog of orders at the fiscal year end. The Company had no government contracts.

Competition

         The Company's business includes the development and marketing of security/industrial products and those produced for other companies(contract design and manufacturing). Among the security/industrial products, competition has increased in the last two years as additional companies have introduced competing products. The Company believes, however, that its products offer desirable features at competitive prices. Despite the increased competition, the sales of security/industrial products increased 13% for 1995 over 1994. The Company has continued to stress the development of new products and the enhancement of existing products to meet the customers' changing needs.

         The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has invested in additional capital equipment to increase automation of the production process. The Company has also positioned itself to offer a more complete range of services than is available from the typical electronic "board" house. These efforts have proven to be successful in 1995.

Research and Development

         The technology in the retail electronics industry in evolving rapidly and likely will result in the development of new products and systems which may make the Company's present products obsolete. In order to remain competitive, the Company believes that it will be required to continually upgrade and improve existing products and develop new ones. The Company has continued to identify opportunities to enhance existing products and develop new products to meet the changing needs in the marketplace. The Company spent $209,918 and $174,676 on research and development, which represented 4% and 3% as a percentage of sales, during 1995 and 1994, respectively. Some of the research and development costs are recovered through the billing of costs that are directly related to contract design and activities. There is no assurance that the Company's research and development activities will lead to the development of new products or that such products, if developed, will be marketed successfully.

Effect on Environmental Regulations

     To the extent that the Company's management can determine, there are no federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Foreign Operations and Export Sales

         The Company has not received any significant revenues from sales outside of the United States during the last two fiscal years.

Personnel

         At December 31, 1995, the Company had 72 employees, of which all but one are full-time employees. The employees include four officers, one sales person, one customer service employee, one secretarial support person, 47 production employees, including technicians and supervisors, three shipping and receiving employees, three accounting and administrative employees, two purchasing employees, eight research and development employees, one quality assurance employee, one management information systems employee, and one part-time product equipment specialist. The Company also uses temporary labor services extensively for peak production purposes. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         For part of 1995, the Company's offices and production facilities consisted of 15,000 square feet of space located in a light industrial building located in Mankato, Minnesota, leased month to month at a monthly rate of $2,420. In addition, the Company temporarily leased an additional 14,000 square feet of space in Mankato on a month to month basis at the monthly rate of $2,917. During 1994, the Company began construction of a new facility to house the office, manufacturing and warehouse activities. In February of 1995, the new facility was completed and the Company's operations were moved. The funding of the new facility, site and site improvements was acquired through a $1,700,000 building loan from the city of Mankato, a $500,000 state small cities loan, also payable to the city of Mankato, and $270,000 from the city of Mankato in the form of tax increment financing. The mortgage is payable in equal monthly installments of $16,200 for both loans until January 1, 2000, at which time it may be necessary for the Company to renew the financing on the building.


ITEM 3.           LEGAL PROCEEDINGS

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of 1995.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol WLET since May 26, 1995. Prior to that date, the Company's Common Stock was traded on the national over-the-counter bulletin board. The following table sets forth the high and low bid prices, as reported by either the Nasdaq SmallCap Market or the National Quotation Bureau Incorporated of Jersey City, New Jersey or Metro Data Company of Minneapolis, Minnesota. The bid quotations represent interdealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended
December 31, 1995                              Low                          High

First Quarter                                 1 7/8                        2 7/8
Second Quarter                                2 3/4                        3 1/2
Third Quarter                                 2 3/4                        3 1/2
Fourth Quarter                                2 1/2                        3 1/4

Fiscal Year Ended
December 31, 1994                              Low                          High

First Quarter                                 1 1/8                        1 3/4
Second Quarter                                1 1/2                        2 3/8
Third Quarter                                 1 1/2                        2 1/4
Fourth Quarter                                1 3/4                        2 3/8


         On March 14, 1996, the fair market value of the Company's Common Stock was $2.75, based on the closing sale price on at that date. As of December 31, 1995, the Company had approximately 542 shareholders of record.

         The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain earnings for use in the Company's business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company and such other factors as are deemed relevant by the Board of Directors.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

Results of Operations - 1995 vs. 1994

     Sales. Sales increased 8.4% to $5,850,724 for the year ended December 31, 1995 compared to $5,398,308 during the year ended December 31, 1994. The increase in sales during 1995 was primarily due to a modest increase in the value of shipments made to customers for whom the Company provides contract design and manufacturing services. Also during 1995, the Company experienced increased customer demand for its line of security/ industrial products, resulting in a modest increase in sales of proprietary products compared to 1994.

         The Company believes that, for the foreseeable future, sales derived from contract design and manufacturing services will grow at a faster rate than sales from security/industrial products. Throughout the last year, management has directed considerable attention toward expanding existing customer relationships and securing new, long-term contract design and manufacturing customer relationships. In connection with its objectives of securing additional customers and expanding sales, in February of 1995, the Company relocated its headquarters and operations to a new 55,000 square foot facility in Mankato, Minnesota. Management believes that the expanded facility, which consolidated all of the Company's operations in a single location, combined with the greater production capacity and improved potential for efficiency, will make the Company's services more marketable and allow it to secure additional sales both from existing customers as well as prospective new customers in the area of contract design and manufacturing.

         Gross Profit. Gross Profit decreased from 28.1% of sales for the year ended December 31, 1994 to 18.1% of sales for the year ended December 31, 1995. The decline in gross profit was primarily the result of higher manufacturing costs, which increased at a faster rate than the increase in sales. These higher manufacturing costs consisted of: (1) higher fixed overhead costs associated with the purchase of a 55,000 square foot facility; (2) the acquisition of new manufacturing equipment and test equipment; (3) the cost of additional direct and indirect labor and training required to support new equipment and expanded manufacturing operations; and (4) manufacturing inefficiencies related to the adjustment of personnel to new equipment and new manufacturing practices. During 1995, gross profit was also adversely affected by the disruption of manufacturing operations during February 1995 as a result of the Company's relocation to the new facility.

         During 1995, the Company directed considerable attention toward the objective of improving gross profit by: (1) expanding sales in order to absorb the higher fixed overhead costs associated with the Company's new facility and equipment; and (2) improving production efficiencies through expanded training and the implementation of additional controls.

         The Company has focused considerable attention toward building long-term relationships in the area of contract design and manufacturing. These efforts were rewarded during March 1996, when the Company was awarded a $1 million manufacturing contract from Select Comfort, Inc., one of America's fastest-growing companies. Management believes that this contract, which will satisfy Select Comfort's 1996 production requirements, is the first step in what can be a mutually satisfying, long-term relationship. Management believes that its efforts will begin to show an improvement in gross profit performance in 1996.

         Operating Expenses. General and administrative expense increased from $591,433 or 11.0% of sales for the year ended December 31, 1994 to $726,333 or 12.4% of sales for the year ended December 31, 1995. The increase in general and administrative expense during 1995 was primarily due to increased expenses and associated with operating a larger facility.

         Marketing expense was $202,528 or 3.5% of sales for the year ended December 31, 1995 compared to $188,476, or 3.5% of sales in 1994. The increase in marketing expense during 1995 was primarily due to increased advertising expense, increased trade show attendance, and additional marketing activities specifically related to expanding the Company's customer base for its contract design and manufacturing services.

         Research and development expense was $209,918, or 3.6% of sales during the year ended December 31, 1995 compared to $174,676, or 3.2% of sales during 1994. The increase in research and development expense was primarily due to the addition of staff and equipment required for new product development and the enhancement of existing products, as well as to support increasing demand for engineering services by customers for whom the Company provides contract design and manufacturing services.

         Interest Expense. Total interest expense, including interest related to the building and equipment lease obligations was $248,212 for the year ended December 31, 1995, compared to $74,179 in 1994. The increase in interest expense was primarily due to the new facility and capital equipment leases.

         Net Loss. As a result of the factors discussed above, the Company recorded a net loss of $149,907, or $0.06 per share, for the year ended December 31, 1995, as compared to net income of $481,527, or $0.22 per share, during 1994.

         The Company believes inflation has not significantly affected its results of operations.

Results of Operations - 1994 vs. 1993

         Sales. The Company recorded sales of $5,398,308 for the year ended December 31, 1994, compared to $3,973,061 for 1993. Sales increased $1,425,247 or 35.9% in 1994 over 1993. While the increase in sales is largely due to increased sales from the contract design and manufacturing sector of the Company's business, sales from the Company's security/industrial proprietary products also increased by approximately 27.3% over 1993.

         Gross Profit. Gross profit, as a percentage of sales, was 28% for the year ended December 31, 1994, unchanged from the same period in 1993. Due to the stability of the sales mix of contract design and manufacturing and security/industrial product sales, the gross profit margins remained consistent for 1994 and 1993. The Company is currently implementing more automated processes and has acquired additional capital equipment under a capital lease agreement. While the acquisition of additional capital equipment under these equipment lease agreements will increase fixed costs, the Company believes that the greater production capacity and the potentially improved efficiency that is available from the acquisition of such capital equipment may tend to offset these higher fixed costs in the future.

         Operating Expenses. General and administrative expense increased to $591,433 in 1994 from $462,273 in 1993. As a percentage of sales, however, general and administrative expense declined to 11% for the year ended December 31, 1994 from 12% during 1993. The relatively consistent percentage of general and administrative expense to sales is largely due to increased sales.

         Marketing expense, as a percentage of sales, was 3% for the year ended December 31, 1994 compared to 4% during 1993. The Company has continued to emphasize the marketing of its security/industrial products, while also actively pursuing additional long-term contract design and manufacturing customer relationships. Actual marketing expenses increased $17,160 during 1994, compared to 1993.

         Research and development expense increased by $35,440 in 1994 compared to 1993. Research and development expense, as a percentage of sales, was 3% for the year ended December 31, 1994, compared to 4% during 1993. The Company has continued to invest more resources toward the development of new products, as well as to enhance existing products. The Company also continues to provide full technical services to its customers.

         Net Income. The Company recorded net income of $481,527, or $0.24 per share, based on the weighted average number of shares outstanding for the year ended December 31, 1994, compared to net income of $319,279, or $0.16 per share, for the same period in 1993. The increase in net income during 1994 is primarily the result of increased sales in contract design and manufacturing and, to a lesser degree, increased sales in security/industrial products.

         Interest Expense. Interest expense increased from 1% of sales in 1993 to 1.4% of sales in 1994. The increase in interest expense is primarily due to the addition of $400,000 of capital equipment under a capital lease agreement, increased short-term working capital requirements to support expanding sales in 1994 and higher interest rates during 1994.

Liquidity and Capital Resources

         At December 31, 1995, the current ratio was 1.61 to 1, compared to 1.62 to 1 on December 31, 1994. Working capital was $1,221,862 on December 31, 1995 compared to $913,693 on December 31, 1994. The increase in working capital primarily reflects increases in accounts receivable and inventory, offset in part by an increase in accounts payable. In addition, in connection with the Company's March 1995 sale of its common stock in a private placement, and the exercise of warrants to purchase common stock, the Company was provided with $887,000 in cash.

         During 1995, the Company had a revolving credit agreement with First Bank N.A. of Mankato, with a maximum loan limit of $1,500,000, subject to additional limitations as set forth in the credit agreement. The interest rate was calculated at .75% over the prime interest rate. At December 31, 1995, there was a balance of $1,075,452 outstanding under the line of credit.

         In February 1996, the Company executed a credit agreement with Norwest Bank Minnesota South N.A. which provided a new revolving line of credit from Norwest Bank to replace its existing line of credit with First Bank. The new revolving credit agreement, which provides a maximum loan limit of $2,000,000 and an interest rate calculated at .75% over the prime rate, also permits a more favorable method of calculating the borrowing limits of the Company's inventory. The revolving credit line is subject to further limitations as set forth in the revolving credit agreement. In connection with its new lending agreement with Norwest Bank, the Company has moved substantially all of its banking activities to Norwest Bank.

         Construction of the Company's new 55,000 square foot facility was completed in February 1995, and subsequently, the Company relocated its operations. Funds for the construction of the facility, the site, and site improvements were acquired through a $1,700,000 building loan from the city of Mankato, a $500,000 state small cities loan arranged through the city of Mankato, and $270,000 in tax increment financing from the city of Mankato. Combined the two loans are payable in equal monthly installments of $16,200 until January 1, 2000, at which time, the Company may be required to renew the financing on the building.


ITEM 7.           FINANCIAL STATEMENTS

         The following financial statements are at the pages set forth below:
                                                                          Page

Independent Auditors' Report dated February 8, 1996........................ 10

Balance Sheet as of December 31, 1995 and 1994 ............................ 11

Statement of Operations for Years Ended
December 31, 1995 and 1994................................................. 12

Statement of Changes in Stockholders' Equity for
Years Ended December 31, 1995 and 1994..................................... 13

Statement of Cash Flows for Years Ended
December 31, 1995 and 1994................................................. 14

Notes to Financial Statements.............................................. 15

                           AHERN MONTAG & VOGLER, LTD.
                          Certified Public Accountants

                         227 East Main Street, Suite 110
                                  P.O. Box 3745
                          Mankato, Minnesota 56002-3745
                  Telephone: (507) 625-8490 Fax: (507) 625-5391





                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota  56001


We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 1995 and 1994 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Ahern Montag & Vogler, Ltd.
AHERN MONTAG & VOGLER, LTD.
Certified Public Accountants

February 8, 1996

                         WINLAND ELECTRONICS, INC.
                              BALANCE SHEET
                        DECEMBER 31, 1995 AND 1994

          ASSETS                                 1995           1994
          ------                                ------         ------
Current
 Cash                                        $     2,839    $    17,797
 Accounts Receivable, Net                        995,231        649,960
 Inventory                                     2,195,042      1,688,852
 Prepaid Expenses                                 40,924         27,389
                                             -----------    -----------
  Total Current Assets                         3,234,036      2,383,998
                                             -----------    -----------
PROPERTY AND EQUIPMENT at Cost, Less
 Accumulated Depreciation                      2,884,759        180,830
                                             -----------    -----------
PROPERTY UNDER CAPITAL LEASES, Less
 Accumulated Amortization                        426,857        377,776
                                             -----------    -----------
PATENTS AND TRADEMARKS at Cost, Less
 Accumulated Amortization                         10,093         11,622
                                             -----------    -----------
  TOTAL ASSETS                               $ 6,555,745    $ 2,954,226
                                             ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

LIABILITIES
Current
 Notes Payable                               $ 1,075,452    $   908,452
 Accounts Payable                                630,460        338,513
 Wages Payable                                    25,622         19,094
 Payroll Taxes Payable                            11,770         12,198
 Other Accruals                                   73,126        109,755
 Income Taxes Payable                                --           3,462
 Deferred Revenue                                 27,001            --
 Obligations Under Capital Leases                108,081         78,831
 Current Maturities                               60,662            --
                                             -----------    -----------
  Total Current Liabilities                    2,012,174      1,470,305
                                             -----------    -----------
Long-Term
 Deferred Revenue, Less Current Portion          243,008            --
 Obligations Under Capital Leases, Less
  Current Obligations                            300,373        307,576
 Long-Term Debt, Less Current Maturities       2,086,499            --
                                             -----------    -----------
  Total Long-Term Liabilities                  2,629,880        307,576
                                             -----------    -----------
    Total Liabilities                          4,642,054      1,777,881
                                             -----------    -----------
STOCKHOLDERS' EQUITY
 Common Stock, Par Value $.01 per share,
  20,000,000 shares authorized, 2,583,311
  and 2,010,311 shares issued and out-
  standing at December 31, 1995 and 1994,
  respectively                                    25,833         20,103
 Additional Paid-in Capital                    1,917,094      1,035,571
 (Deficit) Retained Earnings                     (29,236)       120,671
                                             -----------    -----------
  Total Stockholders' Equity                   1,913,691      1,176,345
                                             -----------    -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 6,555,745    $ 2,954,226
                                             ===========    ===========

              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                         WINLAND ELECTRONICS, INC.
                          STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995 AND 1994


                                           1995          1994
                                          -----        ------

SALES                                 $ 5,850,724    $ 5,398,308
COST OF SALES                          (4,791,200)    (3,882,339)
                                      -----------    -----------
GROSS PROFIT                            1,059,524      1,515,969
                                      -----------    -----------
OPERATING EXPENSES
 General and Administrative               726,333        591,433
 Marketing                                202,528        188,476
 Research and Development                 209,918        174,676
                                      -----------    -----------
  Total Operating Expenses              1,138,779        954,585
                                      -----------    -----------
OPERATING (LOSS) INCOME                   (79,255)       561,384
                                      -----------    -----------
OTHER INCOME AND (EXPENSES)
 Miscellaneous Income                      10,300            --
 Interest Expense                         (79,591)       (74,179)
 Sale of Assets                            (1,361)           --
                                      -----------    -----------
  Total Other Income and (Expenses)       (70,652)       (74,179)
                                      -----------    -----------
(LOSS) INCOME BEFORE INCOME TAXES        (149,907)       487,205

INCOME TAXES                                  --          (5,678)
                                      -----------    -----------
NET (LOSS) INCOME                     ($  149,907)   $   481,527
                                      ===========    ===========

EARNINGS PER SHARE DATA
-----------
 Earnings Per Common and
  Dilutive Common Equivalent Share    ($     0.06)   $      0.22
                                      ===========    ===========
 Weighted Average Number of
  Common and Dilutive Common
  Equivalent Shares                     2,487,061      2,238,866
                                      ===========    ===========


              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                        WINLAND ELECTRONICS, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                     RETAINED
                                          COMMON        PAID-IN      EARNINGS
                                           STOCK        CAPITAL      (DEFICIT)
                                         --------      --------      --------
BALANCES ON 1-1-94                      $   20,028    $1,035,196   ($ 360,856)

Sale of Common Stock
 Issued Under Stock Option
 for $.06 Per Share                             75           375

Net Income                                      --            --      481,527
                                        ----------    ----------     --------
BALANCES ON 12-31-94                        20,103     1,035,571      120,671

Sale of Common Stock
 Issued Under Stock Option,
 3,000 Shares at $.06 Per Share                 30           150           --

Sale of Common Stock
 Issued Under Private Placement,
 370,000 Shares at $2.00 Per Share           3,700       633,373           --

Sale of Common Stock
 Issued Under Warrants, 200,000
 Shares at Average of $1.25 Per Share        2,000       248,000           --

Net (Loss)                                      --            --     (149,907)
                                        ----------    ----------   ----------
BALANCES ON 12-31-95                    $   25,833    $1,917,094   ($  29,236)
                                        ==========    ==========   ==========




              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                        WINLAND ELECTRONICS, INC.
                         STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                      1995            1994
                                                                     ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash Received from Customers                                     $ 5,491,253    $ 5,351,517
 Other Miscellaneous Operating Receipts                                10,300            --
 Cash Paid to Suppliers and Employees                              (5,820,030)    (5,603,700)
 Interest Paid                                                       (238,793)       (70,181)
 Income Taxes Paid                                                     (4,394)        (4,059)
                                                                  -----------    -----------
  Net Cash (Used) by Operating Activities                            (561,664)      (326,423)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases Of Property and Equipment                               (2,576,654)      (150,426)
 Equipment Sale Proceeds                                                2,819            --
                                                                  -----------    -----------
  Net Cash (Used) by Investing Activities                          (2,573,835)      (150,426)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Advances on Credit Line                                          167,000        483,905
 Proceeds from Debt                                                 2,199,620            --
 Payments on Debt                                                     (52,459)           --
 Payments on Capital Lease Obligations                                (80,873)           --
 Sale of Common Stock                                                 887,253            450
                                                                  -----------    -----------
  Net Cash Provided by Financing Activities                         3,120,541        484,355
                                                                  -----------    -----------
NET (DECREASE) INCREASE IN CASH                                       (14,958)         7,506

CASH - BEGINNING OF YEAR                                               17,797         10,291
                                                                  -----------    -----------
CASH - END OF YEAR                                                $     2,839    $    17,797
                                                                  ===========    ===========

         RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED)
                        BY OPERATING ACTIVITIES
                             -----------
Net (Loss) Income                                                 ($  149,907)   $   481,527
 Adjustment to Reconcile Net (Loss) Income
  to Net Cash From Operating Activities
   Depreciation & Amortization                                        193,922         54,732
   Loss on Sale of Assets                                               1,361            --
Changes in Assets & Liabilities
 (Increase) in Accounts Receivable                                   (345,271)       (46,791)
 (Increase) in Inventory                                             (506,190)    (1,147,604)
 (Increase) Decrease in Prepaid Expenses                              (13,535)           738
 Increase in Accounts Payable                                         291,947        216,250
 Increase in Wages Payable                                              6,528            334
 (Decrease) Increase in Payroll Taxes Payable                            (428)         6,018
 (Decrease) Increase in Other Accruals                                (36,629)       105,754
 (Decrease) Increase in Income Taxes Payable                           (3,462)         2,619
                                                                  -----------    -----------
  Net Cash (Used) by Operating Activities                         ($  561,664)   ($  326,423)
                                                                  ===========    ===========

              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


1.    SIGNIFICANT ACCOUNTING POLICIES

      Operating Characteristics - The Corporation was formed October 30, 1972, and was originally named Crown-Toupe North Central, Inc. Development stage activities were conducted in the electronics field. On August 26, 1975, the name was changed to Winland, Inc. Subsequent to December 31, 1983, the name was changed to Winland Electronics, Inc. The Company is engaged in the construction and assembly of electronic devices and extends unsecured credit to its customers in this industry.

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reported period.

      Accounts Receivable/Uncollectibles - The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts at December 31, 1995 and 1994 is $5,000 and $2,255, respectively.

      Inventories - Inventories are stated at the lower of cost or market. Cost of raw materials and purchased parts or subassemblies is determined principally by the first-in, first-out method. Cost of finished goods is determined principally by the standard cost method, which approximates average costs.

      Property and Depreciation - Property and equipment are carried at cost. Maintenance and repairs are charged to operations and improvements are capitalized. Items sold, retired, or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses thereon are reflected in operations.

      Depreciation is computed using the straight-line method at rates based on the estimated service lives of the various assets as follows:

           Building                                         39 Years
           Land Improvements                                20 Years
           Office Equipment                                 7 Years
           Factory Equipment                                7 Years
           Research & Development Equipment                 7 Years
           Display Equipment                                7 Years
           Property Under Capital Leases                    4 - 7 Years

      Intangibles - Costs of Patents and Trademarks are capitalized and amortized over the estimated useful life of the related products, approximately 20 years.

      Income  Taxes  -  Investment   tax  credits  are   accounted  for  by  the
      flow-through method of accounting.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


1.    SIGNIFICANT ACCOUNTING POLICIES - (Continued)

      Earnings Per Share - Earnings per common and dilutive common equivalent share is based upon the weighted average of common and dilutive common equivalent shares outstanding during the year under the treasury stock method. All stock options and warrants are considered to be common stock equivalents. However, the earnings per share calculation for the year ended December 31, 1995 does not consider stock options and warrants because their inclusion would be anti-dilutive. Primary and fully diluted earnings per share are the same.

2.  INVENTORIES

       Inventories are Comprised of:
                                                      1995             1994
           Raw Materials                           $1,458,611        $867,911
           Work in Progress                           405,102         501,099
           Finished Goods                             322,231         313,124
           Supplies                                     9,098           6,718
                                                   ----------      ----------
       Total                                       $2,195,042      $1,688,852
                                                   ==========      ==========

3.  PROPERTY AND EQUIPMENT

        Property and Equipment consists of:

                                                       1995            1994
          Land                                     $  192,640       $     --
          Land Improvements                            77,369             --
          Building                                  2,268,510          22,575
          Office Equipment                            241,431         138,940
          Factory Equipment                           410,570         234,734
          Research & Development Equipment             64,829          37,987
          Display Equipment                            14,999          11,179
          Leasehold Improvements                          --           65,169
                                                    ---------        --------
          Total                                    $3,270,348        $510,584

          Accumulated Depreciation                   (385,589)       (329,754)
                                                    ---------        --------
          Total Property and Equipment,
           Net of Depreciation and
           Amortization                            $2,884,759        $180,830
                                                   ==========        ========

        Depreciation and amortization charged to expense for the years ended December 31, 1995 and 1994 was $192,393 and $53,202, respectively. These amounts include amortization of property under capital lease assets.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


4.      LEASES

        Leased Property under capital leases consists of the following:

                                                      1995                1994
                                                      ----                ----
        Factory Equipment                           $447,311           $362,171
        Office Equipment                              95,754             50,750
        Research & Development Equipment               4,401              4,401
                                                    --------           --------
        Total                                       $547,466           $417,322
        Accumulated Amortization                    (120,609)           (39,546)
                                                    --------           --------
        Total Leased Property Under
         Capital Leases, Net of Accumulated
         Amortization                               $426,857           $377,776
                                                    ========           ========

        Capital lease obligations are summarized as follows:

                                                       1995               1994
                                                       ----               ----
        Lease on factory, office and R & D
        equipment with lease period expiring
        July, 1997, at interest of 8%.              $ 21,185           $ 35,025

        Lease on factory and office equipment
         with lease period expiring January,
         2000 at interest of 1% over prime,
         10.2% at December 31, 1995.                 325,050            351,382

        Lease on factory equipment with
        lease period expiring October, 1998
        at interest of 9.23%.                         38,544               --

        Lease on office equipment with
        lease period expiring March, 2000
        at interest of 9%.                            23,675               --
                                                    --------           --------
        Total                                       $408,454           $386,407

        Less:  Current Portion                      (108,081)           (78,831)
                                                    --------           --------
        Obligation under capital leases,
         less current portion                       $300,373           $307,576
                                                    ========           ========

        The Company leases computer equipment and vehicles under noncancellable operating leases that expire from 1996 to 1998. The lessee is responsible for all repairs and maintenance, insurance, and other related expenses in connection with these leases.

        Rental and other related expenses for the above leases for the years ended December 31, 1995 and 1994 was $95,470 and $109,290, respectively.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


4.      LEASES - (Continued)

        Minimum future annual lease payments under these leases as of December 31, 1995 are as follows:

               Years Ended                 Capital             Operating
               December 31,                 Leases               Leases
               ------------                -------             --------
                  1996                     $144,581            $ 36,888
                  1997                      135,165              27,317
                  1998                      108,755               2,568
                  1999                       93,937                 --
                  2000                        8,369                 --
                                           --------             -------
      Total Minimum Lease Payments         $490,807            $ 66,773
                                           ========            ========
         Less Amounts
          Representing Interest             (82,353)
         Present Value of Net              --------
          Minimum Lease Payments           $408,454
                                           ========
5.       INTANGIBLES

         Costs related to patents and trademarks that pertain to the Company's products have been capitalized to Patents and Trademarks.

         Intangibles consist of:
                                                   1995            1994
         Patents and Trademarks                  $ 34,240        $ 34,240
         Accumulated Amortization                 (24,147)        (22,618)
                                                 --------         -------
         Total Intangibles, Net of Amortization  $ 10,093        $ 11,622
                                                 ========        ========

         Amortization charged to expense for the years ended December 31, 1995 and 1994 was $1,529 and 1,530, respectively.

6.       LINE OF CREDIT

         As of June 30, 1994, the Company has a working capital line of credit in the maximum amount of $1,500,000. Interest is calculated at .75% over prime and is due monthly. Principal is due May 31. The line is secured by inventory, equipment and accounts receivable and is subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of inventories. In addition, other conditions including ratios and net income levels must be met. As of January 31, 1996 the maximum credit available was increased to $2,000,000 and the defined borrowing base for inventories was increased to 60%. Pertinent credit line information is as follows:
                                                         1995            1994
                                                         ----            ----
              Year End Balance                        $1,075,452      $908,452
              Stated Interest Rate                          9.25%         9.75%
              Weighted Average Interest Rate                9.59%         9.72%
              Maximum Amount Outstanding              $1,373,452      $988,452
              Average Amount Outstanding                $853,529      $686,499
              Unused Credit Available                   $126,548      $439,898

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


7.       LONG-TERM DEBT

         The following is a summary of long-term debt:
                                                           1995          1994
                                                           ----          ----
         Note payable in monthly installments
         of $13,117 including interest at
         6.941% to January 1, 2000 when the
         remaining balance is payable.  Secured
         by land, building and equipment.              $1,662,409    $      0

         Note payable in monthly installment of
         $3,030 including interest at 4%
         to January 1, 2000, when the remaining
         balance is payable.  Secured by land,
         building and equipment.                          484,752            0
                                                       ----------    ---------
         Total                                         $2,147,161     $      0

         Amount due in one year or less                   (60,662)           0
                                                       ----------    ---------
         Total Long-Term Debt                          $2,086,499    $       0
                                                       ==========    =========

         Maturities of long-term debt are as follows:

                          1996          $60,662
                          1997           64,475
                          1998           68,539
                          1999           72,872
                          2000        1,880,613
                                     ----------
                          Total      $2,147,161
                                     ==========

         Interest expense for the years ended December 31, 1995 and 1994 was $248,212 and $74,179, respectively, and interest paid in cash for the years ended December 31, 1995 and 1994 was $238,793 and $70,181, respectively. These amounts include interest paid on capital lease obligations.

8.       CUSTOMER DEPENDENCE

         The Company is dependent on certain customers for a significant portion of its total sales. Total sales to customers whose individual sales equaled or exceeded 10% of the Company's total sales for the years ended December 31, 1995 and 1994 was $3,856,354 and $3,922,921,
         respectively.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


9.       INCOME TAXES

         Deferred Tax Assets
         The following future benefits are recognized by the Company as deferred tax assets:
                                                             1995      1994
                                                             ----      ----
         Unused NOL Carryover                              $200,028  $156,288
               Unused R & D Credit                           17,766     7,177
               Unused ITC Credit                             12,791    12,791
               Unused Jobs Credit                            14,540    14,540
               Unused AMT Credit                              7,756     7,756
               Inventory                                     47,785    31,481
                                                          ---------  --------
               Total                                       $300,666  $230,033
               Valuation Allowance                         (300,666) (230,033)
                                                          ---------  --------
               Total Deferred Tax Assets                  $     -0- $     -0-
                                                          =========  ========

        Components of the provision for income taxes are as follows:

                                                              1995      1994
                                                              ----      ----
     Current Taxes Payable                                $          $230,546
     Tax benefit of NOL C/O                                          (223,663)
     Tax benefit of R & D Credit                                       (1,205)
                                                             -------- -------
     Provision for Income Taxes                           $           $ 5,678
                                                             ======== =======

        Statutory income tax rate reconciliation to effective rate:

                                                               1995     1994
                                                               ----     ----
     Statutory U.S. Income Tax Rate                            39.0%    39.0%
         State Taxes, Net of Federal Tax Benefit                        5.98%
         Operating Losses, no Current Tax Benefit             (39.0%)
         Tax Benefit of NOL C/O                                       (40.47%)
         Graduated Rates Difference                                    (3.34%)
         Effective Income Tax Rate                                0%    1.17%

         The Company has the following tax carryforward items.

         Investment Tax Credits of $12,791 which were reduced 35% by the Tax Reform Act of 1986 expire on 12-31-2000. Credits for increasing research and development activities of $17,766 will expire on December 31, 2008 through 2010. Credits for alternative minimum tax of $7,756 and a $14,540 targeted jobs credit are available for future use. Net operating losses expire as follows:

     December 31     Federal     Loss Expires      State      Loss Expires
     -----------     -------     ------------      -----      ------------
        1989       ($271,245)     12-31-2004     $    -0-     12-31-2004
        1991        (193,266)     12-31-2006     (173,673)    12-31-2006
        1995        (109,148)     12-31-2010     (105,626)    12-31-2010
                  ----------                   ----------
                   ($573,659)                   ($279,299)
                  ==========                   ==========

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


10.      COMMON STOCK OPTION PLAN AND WARRANTS

         On May 23, 1989, the Winland Board of Directors adopted the Winland Electronics, Inc. 1989 Stock Option Plan and reserved 100,000 shares of Winland common stock for issuance upon exercise of options to be granted under the plan. During 1992 the 1989 Plan was amended to reserve 300,000 shares under the plan. During 1994 the 1989 plan was again amended to grant non-employee directors an option to purchase 2,000 shares of common stock at a price equal to 100% of the fair market value on the date the director is elected. Subsequent to the initial 2,000 share option, each non-employee director will receive an additional option to purchase 2,000 shares of common stock at 100% of the fair market value each time they are re-elected, but not more than one option to purchase 2,000 share in any fiscal year. Also, the number of shares reserved under the Plan was increased from 300,000 to 450,000 in 1994. The Company has also granted common stock options outside of the 1989 common stock option plan.


         The transactions for shares under option were:

                                                 1995                    1994
                                                 ----                    ----
     Outstanding, Beginning of Year
       Shares                                  342,700                319,200
       Price                                 .06 to 2.50          .06 to 1.00

      Granted
       Shares                                   82,000                 71,000
       Price                                2.69 to 3.64       1.8125 to 2.50

      Exercised
           Shares                                3,000                  7,500
           Price                                    .06                   .06

      Cancelled
       Shares                                      -0-                 40,000
       Price                                        N/A           .16 to 1.12

      Outstanding, End of Year
       Shares                                  421,700                342,700
       Price                                .06 to 3.64           .06 to 2.50

         As of December 31, 1995, of the total number of options outstanding, 252,900 were exercisable.

         The Company has also issued 37,000 common stock warrants at $2.20 per share. At December 31, 1995 all of the warrants were exercisable.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


11.      PENSION PLAN

         The Company has adopted a qualified defined contribution 401K profit sharing plan for its employees who meet certain age and service requirements. Employees are allowed to contribute up to 15% of eligible compensation and the employer, at management's discretion, makes a contribution of one third of the employees' contributions up to a maximum of 8% for the employees, a maximum of 2.67% for the employer. The Company contributed $27,003 and $20,366 to the Plan for the years ended December 31, 1995 and 1994, respectively.

12.      TAX INCREMENT FINANCING

         The Company and the City of Mankato have entered into a tax increment financing agreement. Per the agreement, the City has financed the construction of the Company's new building. In addition, the City has donated land and land improvements at a fair market value of $270,009 to the Company. The Company will recognize the $270,009 of deferred revenue over the 10 year life of the tax increment finance district.

13.      NON-CASH TRANSACTIONS

         During the years ended December 31, 1995 and 1994, the Company acquired $130,144 and $351,382, respectively, of property under capital leases and incurred obligations under capital leases of $130,144 and $351,382, respectively, in non-cash investing and financing activities. In addition, during the year ended December 31, 1995, the Company attained $270,009 of land and land improvements and recorded $270,009 of deferred revenue in non-cash activities.

14.      FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments approximate fair value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 concerning the directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers of the Company."

         The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act."

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Shareholdings."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders under the caption "Certain Transactions."

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  The following Exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WINLAND ELECTRONICS, INC.
                                                                  ("Company")



Dated:  March 26, 1996                   /s/ W. Kirk Hankins
                                          W. Kirk Hankins, President, Chief
                                          Executive Officer and Chief
                                          Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.


                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints W. Kirk Hankins and Lorin E. Krueger as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title                                                  Date



/s/ W. Kirk Hankins                                             March 26, 1996
----------------------------------------------
W. Kirk Hankins, President, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)



/s/ Lorin E. Krueger                                            March 26, 1996
-----------------------------------------------
Lorin E. Krueger, Senior Vice President of
Operations and Director



/s/ Swen E. Farland                                             March 26, 1996
-----------------------------------------------
Swen E. Farland, Director



/s/ S. Robert Dessalet                                          March 26, 1996
-----------------------------------------------
S. Robert Dessalet, Director



/s/ Kirk P. Hankins                                             March 26, 1996
-----------------------------------------------
Kirk P. Hankins, Vice President of Marketing
and Director



/s/ Thomas J. de Petra                                          March 26, 1996
-----------------------------------------------
Thomas J. de Petra, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended                          Commission File No. 0-15471
December 31, 1995
                           --------------------------

                            WINLAND ELECTRONICS, INC.
                           --------------------------



Exhibit
Number                Item

3.1 Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2                   Restated Bylaws (Incorporated by reference to Exhibit
                      3.2 to Registration Statement on Form S-4, SEC File No. 33-31246)

4.1 Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

10.1 Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.2 Amendment to Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December
                      31, 1993)**

10.3 Form of Incentive Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.4 Amendment to Winland Electronics, Inc. 1989 Stock Option Plan dated December 22, 1994 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1994)**

10.5 Form of Nonqualified Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.6 Description of Executive Bonus Plan (Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the fiscal year ended December 31, 1992)**

10.7 Loan Agreement and Security Agreement dated June 3, 1994 between the Company and First Bank N.A., and Promissory Note in favor of First Bank N.A. dated
                      June 3, 1994 (Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the fiscal year ended December
                      31, 1994)

10.8 Construction Loan Agreement dated October 5, 1994 between the Company and The City of Mankato,
                      Minnesota (Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the fiscal year ended December 31,
                      1994)

10.9                  $1,935,000 Combination Mortgage, Security
                      Agreement and Fixture Financing Statement dated
                      August 3, 1994 by the Company to The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.10                 Promissory Note of the Company in the principal
                      amount of $1,699,620 dated October 6, 1994 in favor
                      of  The  City  of  Mankato,   Minnesota  (Incorporated  by
                      reference to Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.11 Development Agreement dated July 29, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.12                 Agreement for Loan of Small Cities Development
                      Program Funds dated October 6, 1994 between the
                      Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.13 Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.14 Supplemental Bonus Plan for W. Kirk Hankins and Lorin Krueger adopted May 22, 1995**

10.15 Employment Agreement dated May 15, 1995 between the Company and W. Kirk Hankins**

10.16 Employment Agreement dated May 15, 1995 between the Company and Lorin E. Krueger**

10.17 Employment Agreement dated July 15, 1995 between the Company and Kirk P. Hankins**

10.18 Credit Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association

10.19                 Revolving Note of the Company dated January 31,
                      1996 in the principal amount of $2,000,000 in favor of Norwest Bank Minnesota South, National Association

10.20 Security Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association

23.1                  Consent of Ahern Montag & Vogler, Ltd.

24.1                  Power of Attorney for W. Kirk Hankins, Lorin E.
                      Krueger, Swen E. Farland, S. Robert Dessalet, Kirk P. Hankins and Thomas J. de Petra (included on signature page of this Form 10-KSB)

27                    Financial Data Schedule


 *  Incorporated by reference.
**  Management agreement or compensatory plan or arrangement.