Form 10QSB
period 1996-03-31
WINLAND ELECTRONICS INC
filed 1996-05-14
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:   March 31, 1996
Commission File Number:  0-15471

                            WINLAND ELECTRONICS, INC.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                          41-0992135
(state or other juris-                                    (I.R.S. Employer
diction of incorporation)                                Identification No.)

                   1950 Excel Drive, Mankato, Minnesota 56001
               (Address of principal executive offices)(zip code)

               Registrant's telephone number, including area code:
                                 (507) 625-7231

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   x                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 1996, the Registrant had 2,583,311 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (Unaudited)


ASSETS                                                 MARCH 31     DECEMBER 31
                                                          1996          1995
                                                      -----------   -----------

CURRENT ASSETS:
Cash                                                  $    27,663   $     2,839
Accounts Receivable, Net                                1,075,149       995,231
Inventories                                             2,661,385     2,195,042
Prepaid Items                                              53,414        40,924
                                                      -----------   -----------
         Total Current Assets                           3,817,611     3,234,036

Property and Equipment, Net                             2,923,844     2,884,759
Property Under Capital Lease, Net                         405,508       426,857
OTHER  ASSETS:
         Intangibles                                        9,711        10,093
                                                      -----------   -----------
                  TOTAL ASSETS                        $ 7,156,674   $ 6,555,745

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes Payable                                  1,825,227     1,075,452
         Accounts Payable                                 414,884       630,460

         Payroll Taxes Payable                             26,563        11,770
         Wages and Commission Payable                      51,835        25,622
         Other Accruals                                    72,859        73,126
         Obligations Under Capital Lease                  110,088       108,081
         Deferred Revenue                                  27,001        27,001
         Current Maturities                                61,593        60,662
                                                      -----------   -----------
                  Total Current Liabilities             2,590,050     2,012,174

LONG TERM LIABILITIES:
         Long Term Maturities                           2,070,747     2,086,499
         Obligations Under Capital Lease
         Less: Current Portion                            274,355       300,373
                                                      -----------   -----------
                  TOTAL LONG TERM LIABILITIES           2,345,102     2,386,872

OTHER LIABILITIES:
         Deferred Revenue
         Less:Current Portion                             236,258       243,008
                                                      -----------   -----------
                  TOTAL LIABILITIES                     5,171,410     4,642,054

SHAREHOLDERS' EQUITY:
         Common Stock                                      25,833        25,833
         Additional Paid-In Capital                     1,917,094     1,917,094
         Retained Earnings                                 42,337       (29,236)
                                                      -----------   -----------
                  Total Shareholders' Equity            1,985,264     1,913,691

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 7,156,674   $ 6,555,745
                                                      ===========   ===========


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          QUARTER ENDED
                                                             MARCH 31

                                                    1996               1995
                                                   ------             ------

NET SALES:                                       $ 1,753,052        $ 1,468,572
         Less, Cost of Goods Sold                 (1,360,631)        (1,148,855)
                                                  -----------        -----------
         Gross Profit on Sales                       392,421            319,717

OPERATING EXPENSES:
         General and Administrative                  204,153            189,191
         Marketing                                    52,461             50,374
         Research and Development                     60,330             38,651
                                                   ----------         ----------
              Total Operating Expenses               316,944            278,216

INCOME BEFORE OTHER INCOME AND EXPENSES               75,477             41,501
                                                  -----------         ----------

MISCELLANEOUS INCOME                                  29,876            (   226)
INTEREST EXPENSE                                     (33,782)           (30,061)
                                                  -----------        -----------
         TOTAL OTHER INCOME AND EXPENSE               (3,906)           (30,287)


NET INCOME BEFORE TAXES                               71,571             11,214
                                                   ----------         ----------

PROVISION FOR INCOME TAXES                             -0-               (  733)
                                                   ----------        -----------

NET INCOME                                        $   71,571        $    10,481
                                                   ==========        ===========

NET INCOME PER COMMON SHARE                       $    0.028        $     0.004
                                                   ==========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
AS OF MARCH 31, 1996 AND 1995                      2,583,311          2,583,311


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                    MARCH 31, 1996                     MARCH 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
Cash Received from Customers                          $ 1,680,794                     $ 1,098,396
Other miscellaneous operating receipts                      6,891                             226
Cash Paid to Suppliers and Employees                   (2,270,371)                     (1,532,586)
Interest Paid                                          (   28,760)                     (   27,993)
Income Tax Paid                                             -0-                        (    4,195)
                                                       -----------                     -----------
Net Cash (Used) by Operating Activities                (  611,446)                     (  466,152)
                                                       -----------                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment                    (   77,153)                     (2,423,634)
                                                       -----------                     -----------
Net Cash (Used) by Investing Activities                (   77,153)                     (2,423,634)
                                                       -----------                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances on Credit Line                               749,775                      (  155,000)
Proceeds from Debt                                          -0-                         2,199,620
Payments on Debt                                       (   14,821)                     (    9,322)
Payments on Capital Lease Obligations                  (   21,531)                     (   17,573)
Sale of Common Stock                                        -0-                           887,073
                                                       -----------                     -----------
Net Cash Provided by Financing Activities.                713,423                       2,904,798
                                                       -----------                     -----------
NET INCREASE IN CASH                                       24,824                          15,012
CASH - BEGINNING OF QUARTER                                 2,839                          17,797
CASH - END OF QUARTER                                 $    27,663                     $    32,809
                                                       -----------                     -----------



                RECONCILIATION OF NET INCOME TO NET CASH (USED)
                            BY OPERATING ACTIVITIES


Net Income                                            $    71,571                     $    10,481
Adjustments:
Disposition of Assets                                         155                           -0-
Depreciation & Amortization                                57,166                          37,560
(Increase) in Accounts Receivable                         (79,918)                       (370,176)
(Increase) in Inventory                                  (466,343)                       (176,026)
(Increase) in Prepaid items                               (12,490)                        (14,998)
Increase (Decrease) in Accounts Payable                  (215,576)                         79,430
Increase in Wages Payable                                  26,213                          23,079
Increase in Accrued Payroll Taxes                          14,793                          10,634
(Decrease) in Other Accruals                             (    267)                        (62,674)
(Decrease) in Deferred Revenue                           (  6,750)                        ( 3,462)
                                                        -----------                     -----------
Net Cash (Used) by Operating Activities               $  (611,446)                    $  (466,152)
                                                        -----------                     -----------


                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MARCH 31,1996
                                    UNAUDITED

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments necessary to a fair presentation of the results for the interim period have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. Except for those described in Note B below, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, net operating loss carry-overs, lease and license commitments and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $4,903 at March 31, 1996 and $5,000 at December 31, 1995.

NOTE C - INVENTORY

Major components of inventory at March 31, 1996 and December 31, 1995 are as follows:

                                               March 31,         December 31,
                                                  1996              1995

Raw Material                                 $ 1,777,556          $1,458,611
Work in Process                                  453,348             405,102
Finished Goods                                   420,984             322,231
Manufacturing, Shipping, and Office Supplies       9,497               9,098
                                                --------             -------
         Total                               $ 2,661,385          $2,195,042
                                               =========            ========

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment not under capital leases consists of the following at March 31, 1996 and December 31, 1995:

                                                March 31,        December 31,
                                                  1996              1995
Building                                     $ 2,320,514         $ 2,268,510
Land                                             192,640             192,640
Office Equipment                                 243,202             241,431
Research & Development Equipment                  71,913              64,829
Marketing and Display Equipment                   14,999              14,999
Factory Equipment                                424,569             410,570
Land Improvements                                 77,369              77,369
Accumulated Depreciation                        (421,362)           (385,589)
                                             ------------        ------------
Net Book Value                               $ 2,923,844         $ 2,884,759
                                             ============        ============

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MARCH 31,1996
                                    UNAUDITED

NOTE D - CONTINUED

Property and Equipment under capital leases consists of the following at March 31, 1996 and at December 31, 1995:

                                                  March 31,       December 31,
                                                     1996              1995

Factory Equipment                                 $  447,311        $  447,311
Office Equipment                                      95,754            95,754
Research and Development Equipment                     4,401             4,401
Accumulated Amortization                            (141,958)         (120,604)
                                                   ----------        ----------
Total Leased Property and Equipment,
  Net of Accumulated Amortization                 $  405,508           426,857

Capital Leases are summarized as follows:

Lease on factory, office, and R&D equipment
with lease period expiring July, 1997, at
interest of 8%                                    $   18,706        $   21,185

Lease on factory and office equipment with
lease period expiring January, 2000, at
interest of 1% over prime                            306,718           325,050

Lease on factory equipment with lease
period expiring October, 1998 at interest
of 9.23%                                              36,475            38,544

Lease on office equipment with lease
period expiring March, 2000 at interest
of 9%                                                 22,544            23,675

Total                                             $  384,443        $  408,454

Less Current Portion                               (110,088)         (108,081)
                                                   ---------         ---------

Long term Obligation under Capital Leases        $  274,355        $  300,373
                                                   =========         =========


NOTE E - SHORT TERM BORROWING

Short Term Borrowing consists of the following at March 31, 1996 and December 31, 1995 balance sheet:

                                                    March 31,      December 31,
Norwest Bank-Revolving Credit Line                    1996             1995
                                                    --------          -------

March 31, 1996 Balance                            $ 1,825,227       $1,075,452
Stated Interest Rate Per Annum                         9.0% *           9.25%
Maximum Amount Outstanding During the
         Quarter                                 $  1,825,227       $1,373,452
Average Amount Outstanding During the
         Quarter                                 $  1,625,302       $  853,529
Unused Credit Available                          $    174,773       $  126,548
Weighted Average Interest Rate                         9.1%             9.6%

* The stated interest rate per annum is equal to 3/4 of a percent over the prime rate

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 1996
                                    UNAUDITED



NOTE F - STOCK OPTIONS AND WARRANTS

As of March 31, 1996, options to purchase an aggregate of 340,100 shares of the Company's Common Stock were granted and outstanding under the Company's 1989 Stock Option Plan, and options to purchase 81,600 shares of the Company's Common Stock granted outside of any plan were outstanding. As of March 31, 1996, options to purchase 220,000 shares granted under the 1989 Stock Option Plan were exercisable, and options to purchase 81,600 shares granted outside of any plan were exercisable. The exercise prices of all outstanding options range from $0.06 to $3.64 per share.

As of March 31, 1996, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  Management's Discussion and Analysis or Plan of Operation

Results of Operations:
Three months ended March 31 1996 v.
Three months ended March 31 1995

Net Sales:
The Company recorded net sales of $1,753,052 for the three months ended March 31, 1996, an increase of 19.4% from net sales of $1,468,572 for the same period in 1995. The increased sales were primarily attributed to an increase in contract design and manufacturing and include several new products. During the first quarter ended March 31, 1996, the Company has also experienced an increase in sales of security/industrial products compared to the first quarter of 1995.

The Company's management believes that, for the foreseeable future, net sales from contract design and manufacturing services will grow at a faster rate than security/industrial products. The Company continues to direct considerable attention toward expanding customer relationships and securing new, long-term contract design and manufacturing customer relationships.

Gross Profits:
Gross profit was $392,421 or 22.4% of net sales for the three months ended March 31, 1996, compared to $319,717 or 21.8% of net sales for the same period in 1995. Gross profit margin performance was less than expected, primarily due to production inefficiencies related to eight new OEM products. The Company is in the process of establishing an improved method of monitoring the production process, and management believes it will be an effective tool in improving production efficiencies in upcoming quarters. The gross profit for the quarter was further impacted because the Company incurred higher fixed costs in 1996 compared to 1995 due to the relocation of the Company's operations to new facilities in February 1995. In addition, non-recurring costs associated with the Company's move to the current facility had a significant impact on the gross profits during 1995.

Operating Expenses:
General and administrative expense was $204,153 or 11.6% of net sales for the three months ended March 31, 1996, compared to $189,191 or 12.9% of net sales for the same period in 1995. The increase in general and administrative expense during the first quarter ended March 31, 1996, compared to 1995, was due to increases in expenses associated with the new facility and to additional expenses related to supporting an increased level of sales.

Marketing expense was $52,461 or 3.0% of net sales for the first quarter of 1996, compared to $50,374 or 3.4% for the same period in 1995. The Company has continued its emphasis on the marketing of its security/industrial products, while actively pursuing new contract design and manufacturing relationships.

Research and development expense was $60,330 or 3.4% of net sales for the three months ended March 31, 1996, compared to $37,651 or 2.6% of net sales for the same period in 1995. The Company has continued its efforts to develop new products and enhance existing products in order to stay competitive in today's marketplace.

The research and development department has also worked with other departments to help identify and secure new contract design and manufacturing projects and customer relationships.

Interest Expense:
Interest expense was 1.9% of net sales or $33,782 for the first quarter of 1996, compared to 2.0% of net sales or $30,061 for the same period in 1995.

Net Earnings:
The Company recorded net income of $71,571 or $0.028 per share for the first quarter of 1996, compared to net income of $10,481 or $0.004 per share for the same period in 1995. The increase in net income was primarily the result of higher net sales, higher gross profit, and increased interest income and rental income.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on March 31, 1996 was 1.47 to 1, compared to 1.61 to 1 on December 31, 1995. Working capital on March 31, 1996 was $1,227,561 compared to $1,221,862 on December 31, 1995. The increase reflects increases in inventory and accounts receivable that are offset by short term borrowing needed to support the increased sales during the first quarter of 1996.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. with a maximum loan limit of $2,000,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at 3/4% over the prime interest rate. At March 31, 1996, there was $1,825,227 outstanding under the line of credit. The Company executed a new credit agreement with Norwest Bank Minnesota South N.A. in February of 1996, and has moved substantially all of its banking activities to the Norwest Bank.

                            PART II-OTHER INFORMATION




ITEM 6: Exhibits and Reports on Form 8-K

         (a) See Exhibit Index following the signature page.

         (b) There are no reports on form 8-K for the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  WINLAND ELECTRONICS, INC.


Dated: May 10, 1996                               By:    /s/ W. K. Hankins
                                                  William K. Hankins, President,
                                                  Chief Executive Officer and
                                                  Chief Financial Officer
                                                  (Principal Executive Officer
                                                  and Principal Financial and
                                                  Accounting Officer)

                            WINLAND ELECTRONICS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1996


Exhibit
Number            Item

11                Statement Re: Computation of per share earnings.
27                Financial Data Schedule (filed with electronic version only)