Form 10QSB
period 1996-06-30
WINLAND ELECTRONICS INC
filed 1996-08-12
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:   June 30, 1996
Commission File Number:  0-18393

                            WINLAND ELECTRONICS, INC.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                              41-0992135
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 1996, the Registrant had 2,599,911 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                           JUNE 30        DECEMBER 31
                                                    1996            1995
                                                ------------  -------------

CURRENT ASSETS:

Cash                                            $    16,807   $     2,839
Accounts Receivable, Net                            658,077       995,231
Inventories                                       2,771,746     2,195,042
Prepaid Items                                        30,120        40,924
                                                -----------   -----------
         Total Current Assets                     3,476,750     3,234,036

Property and Equipment, Net                       2,916,125     2,884,759
Property Under Capital Lease, Net                   601,927       426,857
OTHER  ASSETS:
         Intangibles                                  9,329        10,093
                                                -----------   -----------
                  TOTAL ASSETS                  $ 7,004,131   $ 6,555,745

LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
         Notes Payable                            1,735,227     1,075,452
         Accounts Payable                           275,810       630,460
         Payroll Taxes Payable                       13,977        11,770
         Wages and Commission Payable                29,700        25,622
         Other Accruals                              62,107        73,126
         Obligations Under Capital Lease            128,837       108,081
         Deferred Revenue                            27,001        27,001
         Current Maturities                          64,213        60,662
                                                -----------   -----------
                  Total Current Liabilities       2,336,872     2,012,174

LONG TERM LIABILITIES:
         Long Term Maturities                     2,110,322     2,086,499
         Obligations Under Capital Lease
         Less: Current Portion                      351,486       300,373
                                                -----------   -----------
                  TOTAL LONG TERM LIABILITIES     2,461,808     2,386,872

OTHER LIABILITIES:
         Deferred Revenue
         Less:Current Portion                       229,508       243,008
                                                -----------   -----------
                  TOTAL LIABILITIES               5,028,188     4,642,054

SHAREHOLDERS' EQUITY:
         Common Stock                                25,999        25,833
         Additional Paid-In Capital               1,918,304     1,917,094
         Retained Earnings                           31,640       (29,236)
                                                -----------   -----------
                  Total Shareholders' Equity      1,975,943     1,913,691

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 7,004,131   $ 6,555,745
                                                ===========   ===========


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       QUARTER ENDED
                                                          JUNE 30
                                                    1996           1995
                                                -----------    -----------

NET SALES:                                      $ 1,562,655    $ 1,565,044
         Less, Cost of Goods Sold                (1,252,011)    (1,279,266)
                                                -----------    -----------
         Gross Profit on Sales                      310,644        285,778

OPERATING EXPENSES:
         General and Administrative                 186,575        188,841
         Marketing                                   42,264         57,346
         Research and Development                    74,262         55,609
                                                -----------    -----------
              Total Operating Expenses              303,101        301,796

INCOME BEFORE OTHER INCOME
         AND EXPENSE                                  7,543        (16,018)
                                                -----------    -----------

MISCELLANEOUS INCOME                                 18,936    (        38)
INTEREST EXPENSE                                    (36,176)       (15,829)
                                                -----------    -----------
         TOTAL OTHER INCOME AND EXPENSE             (17,240)       (15,867)
                                                -----------    -----------

NET INCOME BEFORE TAXES                              (9,697)       (31,885)
                                                -----------    -----------

PROVISION FOR INCOME TAXES                           (1,000)       (   733)
                                                -----------    -----------

NET INCOME                                      $   (10,697)   $   (32,618)
                                                ===========    ===========
NET INCOME PER COMMON SHARE                     $    (0.004)   $    (0.013)
                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
AS OF JUNE 30, 1996 AND 1995                      2,587,833      2,580,702



                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                    1996           1995
                                                -----------    -----------

NET SALES:                                      $ 3,315,707    $ 3,033,616
         Less, Cost of Goods Sold                (2,612,641)    (2,428,121)
                                                -----------    -----------
         Gross Profit on Sales                      703,066        605,495

OPERATING EXPENSES:
         General and Administrative                 390,730        378,033
         Marketing                                   94,724        107,720
         Research and Development                   134,592         94,260
                                                -----------    -----------
              Total Operating Expenses              620,046        580,013

INCOME BEFORE OTHER INCOME
         AND EXPENSE                                 83,020         25,482
                                                -----------    -----------

MISCELLANEOUS INCOME                                 48,811        (   264)
INTEREST EXPENSE                                    (69,958)       (45,889)
                                                -----------    -----------
         TOTAL OTHER INCOME AND EXPENSE             (21,147)       (46,153)
                                                -----------    -----------

NET INCOME BEFORE TAXES                              61,873        (20,671)
                                                -----------    -----------

PROVISION FOR INCOME TAXES                           (1,000)        (1,466)
                                                -----------    -----------

NET INCOME                                      $    60,873    $   (22,137)
                                                ===========    ===========
NET INCOME PER COMMON SHARE                     $     0.022    $    (0.009)
                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
AS OF JUNE 30, 1996 AND 1995                      2,585,584      2,580,509



                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30, 1996    JUNE 30, 1995
                                                           -------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Customers                              $ 3,653,821    $ 2,901,299
  Interest Received                                              22,171            -0-
  Other miscellaneous operating receipts                         13,293          1,368
  Cash Paid to Suppliers and Employees                       (3,950,303)    (3,062,885)
  Interest Paid                                                (152,250)    (  123,234)
  Income Tax Paid                                              (  1,000)    (    4,928)
                                                             -----------   -----------
    Net Cash (Used) by Operating Activities                    (414,268)    (  288,380)
                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                          (204,084)    (2,434,086)
                                                             -----------   -----------
  Cash Proceeds From Sales of Equipment                             -0-            250
   Net Cash (Used) by Investing Activities                     (204,084)    (2,433,386)
                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Advances on Credit Line                                   659,775     (  308,000)
  Proceeds from Debt                                             57,725      2,199,620
  Payments on Debt                                             ( 30,350)    (   23,484)
  Payments on Capital Lease Obligations                        ( 56,206)    (   42,978)
  Sale of Common Stock                                            1,376        887,253
                                                             -----------   -----------
    Net Cash Provided by Financing Activities                   632,320      2,712,411
                                                             -----------   -----------
NET INCREASE IN CASH                                             13,968     (    9,805)
CASH - BEGINNING OF YEAR                                          2,839         17,797
CASH - END OF THE FIRST SIX MONTHS OF 1996                  $    16,807    $     7,992
                                                             -----------   -----------



                RECONCILIATION OF NET INCOME TO NET CASH (USED)
                            BY OPERATING ACTIVITIES


Net Income (Loss)                                           $    60,873    $   (22,137)
Adjustments:
Disposition of Assets                                               155          1,633
Depreciation & Amortization                                     126,330         92,910
Decrease (Increase) in Accounts Receivable                      337,154       (132,317)
(Increase) in Inventory                                        (576,703)      (  1,747)
Decrease (Increase) in Prepaid items                             10,804        (25,758)
(Decrease) in Accounts Payable                                 (354,650)      (118,728)
Increase in Wages Payable                                         4,078          2,742
Increase in Accrued Payroll Taxes                                 2,207          1,474
(Decrease) in Other Accruals                                    (11,019)      ( 82,990)
(Decrease) in Deferred Revenue                                  (13,500)           -0-
(Decrease) in Income Taxes Payable                                  -0-       (  3,462)
                                                             -----------   -----------
Net Cash (Used) by Operating Activities                     $  (414,268)   $  (288,380)
                                                             -----------   -----------


                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30,1996
                                    UNAUDITED

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion all adjustments necessary to a fair presentation of the results for the interim period have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. Except for those described in Note B below, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, net operating loss carry-overs, lease and license commitments and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $4,831 at June 30, 1996 and $5,000 at December 31, 1995.

NOTE C - INVENTORY

Major components of inventory at June 30, 1996 and December 31, 1995 are as follows:

                                                June 30,     December 31,
                                                   1996          1995
Raw Material................................  $ 1,857,813     $1,458,611
Work in Process.............................    279,209        405,102
Finished Goods..............................      622,148        322,231
Manufacturing, Shipping, and Office Supplies       12,575          9,098
                                                 --------        -------
         Total..............................  $ 2,771,745     $2,195,042
                                                =========      =========

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment not under capital leases consists of the following at June 30, 1996 and December 31, 1995:

                                           June 30,    December 31,
                                             1996           1995
Building..............................  $ 2,324,514    $ 2,268,510
Land..................................      192,640        192,640
Office Equipment......................      243,202        241,431
Research & Development Equipment......      117,294         64,829
Marketing and Display Equipment.......       14,999         14,999
Factory Equipment.....................      426,742        410,570
Land Improvements.....................       77,369         77,369
Accumulated Depreciation..............     (480,635)      (385,589)
                                           ---------      ---------
Net Book Value........................  $ 2,916,125    $ 2,884,759
                                           =========      =========

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30,1996
                                    UNAUDITED

NOTE D - CONTINUED

Property and Equipment under capital leases consists of the following at June 30, 1996 and at December 31, 1995:

                                              June 30,    December 31,
                                                1996         1995
                                            ----------     ----------
Factory Equipment.....................      $  649,888     $  447,311
Office Equipment......................          95,754         95,754
Research and Development Equipment....           4,401          4,401
Accumulated Amortization..............        (148,116)      (120,604)
                                             ----------     ----------
Total Leased Property and Equipment,
  Net of Accumulated Amortization.....      $  601,927        426,857

Capital Leases are summarized as follows:

Lease on factory equipment with lease
period expiring May, 2001, at interest
of 9.96%...............................     $  122,372       $    -0-
Lease on factory, office, and R&D equipment
with lease period expiring July, 1997, at
interest of 8%.........................         15,286         21,185
Lease on factory and office equipment with
lease period expiring January, 2000, at
interest of 1% over prime..............        287,965        325,050
Lease on factory equipment with lease
period expiring October, 1998 at interest
of 9.23%...............................         33,311         38,544
Lease on office equipment with lease
period expiring March, 2000 at interest
of 9%..................................         21,389         23,675
Total..................................     $  480,323     $  408,454
Less Current Portion...................       (128,837)      (108,081)
                                             ---------      ---------
Long term Obligation under Capital Leases   $  351,486     $  300,373
                                             =========      =========


NOTE E - SHORT TERM BORROWING

Short Term Borrowing consists of the following at June 30, 1996 and December 31, 1995 balance sheet:

                                            June 30,     December 31,
Norwest Bank-Revolving Credit Line           1996            1995
                                           --------       -------

June 30, 1996 Balance.................   $  1,735,227     $1,075,452
Stated Interest Rate Per Annum........        9.0% *           9.25%
Maximum Amount Outstanding During the
         Quarter.........................$  1,735,227     $1,373,452
Average Amount Outstanding During the
         Quarter........................ $  1,633,560     $  853,529
Unused Credit Available...............   $    264,773     $  126,548
Weighted Average Interest Rate........           9.0%           9.6%

* The stated interest rate per annum is equal to 3/4 of a percent over the prime rate

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 1996
                                    UNAUDITED


NOTE E CONTINUED

The interest expense on the revolving loan was $36,176 and $69,958 for the three and six months ended June 30, 1996, respectively. Addition interest expense was reported related to the leased capital equipment and other long term borrowing. The interest expense on the leased capital equipment was $95,358 and $18,540 for the three and six months ended June 30, 1996, respectively. The interest expense on other long term borrowing was $33,835 and $67,454 for the three and six months ended June 30, 1996, respectively.

NOTE F - STOCK OPTIONS AND WARRANTS

As of June 30, 1996, options to purchase an aggregate of 374,100 shares of the Company's Common Stock were granted and outstanding under the Company's 1989 Stock Option Plan, and options to purchase 65,000 shares of the Company's Common Stock granted outside of any plan were outstanding. As of June 30, 1996, options to purchase 227,600 shares granted under the 1989 Stock Option Plan were exercisable, and options to purchase 65,000 shares granted outside of any plan were exercisable. The exercise prices of all outstanding options range from $0.06 to $3.64 per share.

As of June 30, 1996, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  Management's Discussion and Analysis or Plan of
             Operation

Results of Operations
Three and six months ended June 30 1996 v.
Three and six months ended June 30 1995

Net Sales:
The Company recorded net sales of $1,562,655 for the three months ended June 30, 1996, a slight decline from $1,565,044 for the same period in 1995. Net sales of $3,315,707 for the first six months of 1996 showed a 9.3% increase over the same period in 1995. The increase in the year to date sales was attributed to increased contract design and manufacturing sales in the first quarter of 1996, as well as increases in sales of security/industrial products.

The Company's management believes that, for the foreseeable future, net sales from contract design and manufacturing services will grow at a faster rate than security/industrial products. In July 1996 the Company obtained a $5.6 million purchase order from Select Comfort Corporation. The Company expects to begin shipping product with respect to such order in the third quarter of 1996. The Company continues to direct considerable attention toward expanding customer relationships and securing new, long-term contract design and manufacturing customer relationships.

Gross Profits:
Gross profit was $310,644 or 19.9% of net sales for the three months ended June 30, 1996, compared to $285,778 or 18.3% of net sales for the same period in 1995. The increased gross profit margins are attributed in part to the sales mix during the second quarter of 1996 compared to the same period in 1995.

Gross profit was $703,066 or 21.2% of net sales for the six months ended June 30, 1996, compared to $605,495 or 20.0% for the same period in 1995. The slight increase in gross profit for the first six months was attributed to the sales mix during the period and the effect that the non-recurring costs associated with the Company's move to the current facility had on the gross profit margins during 1995.

Operating Expenses:
General and administrative expense was $186,575 or 11.9% of net sales for the three months ended June 30, 1996, a decrease of $2,266 from $188,841 or 12.1% of net sales for the same period in 1995. General and administrative expenses were $390,730 or 11.8% of net sales for the first half of 1996, compared to $378,033 or 12.5% of net sales for the same period in 1995. As a percentage of sales, the general and administrative expense declined with an actual increase of $12,697 for the first six months of 1996 compared to the same period in the previous year. The additional expenses are associated with the costs to support an increased level of business.

Marketing expense was $42,264 or 2.7% of net sales for the quarter ended June 30, 1996, compared to $57,340 or 3.7% for the same period in 1995. Marketing reported expense of $94,724 or 2.9% of net sales for the first six months of 1996, compared to $107,720 for the same period in 1995. The marketing expense for the first six months of 1996 declined slightly from the first six months of 1995. The nominal decrease in marketing expenditures for the first half of 1996 reflects a temporary shift in efforts due to new contract design and manufacturing customer relationships in the anticipation of larger OEM orders.

The Company has continued to emphasize the marketing of its security/ industrial products, while actively pursuing new (and maintaining existing) contract design and manufacturing relationships. In the future, the marketing expenditures as a percentage of sales are expected to approximate the historical levels.

Research and development expense was $74,262 or 4.8% of net sales for the three months ended June 30, 1996, compared to $55,609 or 3.6% of net sales for the same period in 1995. Research and development expense was $134,592 or 4.1% of net sales for the first six months of 1996, compared to $94,260 or 3.1% of net sales for the same period in 1995. The increased research and development expense is attributed to increased technical staffing and the purchases of technically advanced test and development equipment. Both the addition of staff and the acquisition of research and development equipment are intended to further assist the development of new products, the enhancement of existing products and to continue to provide full technical and development services to the Company's customers.

The research and development department has also worked with other departments to help identify and secure new contract design and manufacturing projects and customer relationships.

Interest Expense:
Interest expense was $36,176 or 2.3% of net sales for the three months ended June 30, 1996, compared to $15,829 or 1% of net sales for the same period in 1995. Interest expense was $69,958 or 2.1% of net sales for the first six months ended June 30, 1996, compared to $45,889 or 1.5% of net sales for the same period in 1995. The increase in interest expense reflected additional borrowing needed to support increased sales and inventories.

Net Earnings:
The Company recorded a net loss of $10,697 or $0.004 per share for the second quarter of 1996, compared to a net loss of $32,168 or $0.013 per share for the same period in 1995. For the six months ended June 30, 1996, the Company recorded net income of $60,873 or $0.023 per share, compared to a net loss of $22,137 or $0.009 for the same period in 1995. The Company recorded increased sales and increased net income for the first six months of 1996 compared to the same period in 1995. The Company also reported increased interest income and rental income during the first six months of 1996 compared to the same period in 1995.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on June 30, 1996 was 1.49 to 1, compared to 1.61 to 1 on December 31, 1995. Working capital on June 30, 1996 was $1,139,878 compared to $1,221,862 on December 31, 1995. The decrease is primarily the result of increased short term borrowing and increased accounts receivable offset in part by increased inventories.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest") with a maximum loan limit of $2,000,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at 3/4% over the prime interest rate. At June 30, 1996, there was $1,735,227 outstanding under the line of credit. The Company executed a new credit agreement with Norwest in February of 1996, and has moved substantially all of its banking activities to Norwest. Norwest is currently reviewing financial arrangements necessary to assist the Company in meeting its increased capital needs due to the substantial Select Comfort purchase order awarded to the Company in July of 1996. Management believes that it will be able to obtain an increase in its line of credit which, together with cash flows from operations, will be sufficient to meets the Company's capital needs in the foreseeable future.

                            PART II-OTHER INFORMATION



ITEM 4: Submission of Matters to a Vote of Security Holders

     (a)  The Company held its Annual Meeting on May 9, 1996.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

          The shareholders set the number of directors at six (6) by a vote of 1,769,088 shares in favor, with 11,170 shares voted against and 7,850 shares abstaining. The following persons were elected to serve as the directors of the Company until the next annual meeting of the shareholders with the following votes.


                                            Number of               Number of
         Nominee                            Votes For             Votes Withheld

         W. Kirk Hankins                    1,764,008                   9,320
         Swen E. Farland                    1,764,608                   8,720
         Lorin E. Krueger                   1,769,108                   4,220
         Kirk P. Hankins                    1,769,308                   4,020
         S. Robert Dessalet                 1,769,108                   4,220
         Thomas J. de Petra                 1,769,908                   3,420

          The shareholders ratified the appointment of Ahern Montag & Vogler, Ltd. as independent auditors for the Company by a vote of 1,770,838 shares in favor, with 9,470 shares voted against and 7,800 shares abstaining.

ITEM 6: Exhibits and Reports on Form 8-K

  (a) See Exhibit Index following the signature page.

  (b) There were no reports on form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WINLAND ELECTRONICS, INC.


Dated:  August 9, 1996             By:  /s/ William K. Hankins
                                     William K. Hankins, President, Chief
                                     Executive Officer and Chief Financial
                                     Officer (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)

                            WINLAND ELECTRONICS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB



For The Quarter Ended
June 30, 1996



Exhibit
Number           Item

11               Statement Re: Computation of per share earnings.


27               Financial Data Schedule (filed only with electronic version).