Form 10QSB
period 1996-09-30
WINLAND ELECTRONICS INC
filed 1996-11-13
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:   September 30, 1996
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 4, 1996, the Registrant had 2,659,911 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                               SEPTEMBER 30   DECEMBER 31
                                                          1996          1995
                                                      ------------  -----------

CURRENT ASSETS:

Cash                                                  $    90,511   $     2,839
Accounts Receivable, Net                                1,431,848       995,231
Inventories                                             2,538,860     2,195,042
Prepaid Items                                              52,346        40,924
                                                      -----------   -----------
         Total Current Assets                           4,113,565     3,234,036

Property and Equipment, Net                             2,991,954     2,884,759
Property Under Capital Lease, Net                         757,786       426,857
OTHER  ASSETS:
         Intangibles                                        8,947        10,093
                                                      -----------   -----------
                  TOTAL ASSETS                        $ 7,872,252   $ 6,555,745

LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
         Notes Payable                                  1,995,227     1,075,452
         Accounts Payable                                 595,268       630,460
         Payroll Taxes Payable                             19,071        11,770
         Wages and Commission Payable                      68,993        25,622
         Other Accruals                                    68,223        73,126
         Obligations Under Capital Lease                  171,246       108,081
         Deferred Revenue                                  27,001        27,001
         Current Maturities                                65,468        60,662
                                                      -----------   -----------
                  Total Current Liabilities             3,010,497     2,012,174

LONG TERM LIABILITIES:
         Long Term Maturities                           2,093,323     2,086,499
         Obligations Under Capital Lease
         Less: Current Portion                            528,521       300,373
                                                      -----------   -----------
                  TOTAL LONG TERM LIABILITIES           2,621,844     2,386,872

OTHER LIABILITIES:
         Deferred Revenue
         Less:Current Portion                             222,757       243,008
                                                      -----------   -----------
                  TOTAL LIABILITIES                     5,855,098     4,642,054

SHAREHOLDERS' EQUITY:
         Common Stock                                      25,999        25,833
         Additional Paid-In Capital                     1,918,304     1,917,094
         Retained Earnings                                 72,851       (29,236)
                                                      -----------   -----------
                  Total Shareholders' Equity            2,017,154     1,913,691

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 7,872,252   $ 6,555,745
                                                      ===========   ===========


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30

                                                   1996            1995
                                                -----------    -----------

NET SALES:                                      $ 2,183,619    $ 1,284,021
         Less, Cost of Goods Sold                (1,787,402)    (1,131,253)
                                                -----------    -----------
         Gross Profit on Sales                      396,217        152,768

OPERATING EXPENSES:
         General and Administrative                 188,970        159,122
         Marketing                                   48,407         46,822
         Research and Development                    88,073         49,594
                                                -----------    -----------
              Total Operating Expenses              325,450        255,538

INCOME BEFORE OTHER INCOME
         AND EXPENSE                                 70,767       (102,770)
                                                -----------    -----------

MISCELLANEOUS INCOME                                 14,336          7,714
INTEREST EXPENSE                                    (43,390)       (15,334)
                                                -----------    -----------
         TOTAL OTHER INCOME AND EXPENSE             (29,054)        (7,620)
                                                -----------    -----------

NET INCOME BEFORE TAXES                              41,713       (110,390)
                                                -----------    -----------

PROVISION FOR INCOME TAXES                             (500)          (733)
                                                -----------    -----------

NET INCOME                                      $    41,213    $  (111,123)
                                                ===========    ===========
NET INCOME PER COMMON SHARE                     $     0.016    $    (0.043)
                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
AS OF SEPTEMBER 30, 1996 AND 1995                 2,599,991      2,583,311


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     NINE MONTHS ENDED
                                                         SEPTEMBER 30

                                                   1996           1995
                                                -----------    -----------

NET SALES:                                      $ 5,499,326    $ 4,317,637
         Less, Cost of Goods Sold                (4,400,044)    (3,559,375)
                                                -----------    -----------
         Gross Profit on Sales                    1,099,282        758,262

OPERATING EXPENSES:
         General and Administrative                 579,699        537,154
         Marketing                                  143,132        154,541
         Research and Development                   222,665        143,855
                                                -----------    -----------
              Total Operating Expenses              945,496        835,550

INCOME BEFORE OTHER INCOME
         AND EXPENSE                                153,786        (77,288)
                                                -----------    -----------

MISCELLANEOUS INCOME                                 63,147          7,450
INTEREST EXPENSE                                   (113,348)       (61,222)
                                                -----------    -----------
         TOTAL OTHER INCOME AND EXPENSE             (50,201)       (53,772)
                                                               -----------

NET INCOME BEFORE TAXES                             103,585       (131,060)
                                                -----------    -----------

PROVISION FOR INCOME TAXES                           (1,500)        (2,199)
                                                -----------    -----------

NET INCOME                                      $   102,085    $  (133,259)
                                                ===========    ===========
NET INCOME PER COMMON SHARE                     $     0.039    $    (0.054)
                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
AS OF SEPTEMBER 30, 1996 AND 1995                 2,590,689      2,454,644



                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1996  SEPTEMBER 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Customers                                     $ 5,062,708    $ 4,204,437
  Interest Received                                                     27,622            -0-
  Other miscellaneous operating receipts                                15,428          9,083
  Cash Paid to Suppliers and Employees                              (5,370,986)    (4,210,406)
  Interest Paid                                                       (239,292)      (177,173)
  Income Tax Paid                                                       (1,500)        (5,661)
                                                                   -----------    -----------
    Net Cash (Used) by Operating Activities                           (506,020)      (179,720)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                                 (243,791)    (2,488,445)
                                                                   -----------    -----------
  Cash Proceeds From Sales of Equipment                                    -0-            250
   Net Cash (Used) by Investing Activities                            (243,791)    (2,488,195)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Advances on Credit Line                                          919,775       (273,000)
  Proceeds from Debt                                                    57,725      2,199,620
  Payments on Debt                                                     (46,094)       (37,862)
  Payments on Capital Lease Obligations                                (95,299)       (61,397)
  Sale of Common Stock                                                   1,376        887,253
                                                                   -----------    -----------
    Net Cash Provided by Financing Activities                          837,483      2,714,614
                                                                   -----------    -----------
NET INCREASE IN CASH                                                    87,672         46,699
CASH - BEGINNING OF YEAR                                                 2,839         17,797
CASH - END OF THE FIRST NINE MONTHS OF 1996                        $    90,511    $    64,496
                                                                   -----------    -----------



                 RECONCILIATION OF NET INCOME TO NET CASH (USED)
                             BY OPERATING ACTIVITIES


Net Income (Loss)                                                  $   102,085    $  (133,259)
Adjustments:
Disposition of Assets                                                      155          1,633
Depreciation & Amortization                                            193,271        138,045
(Increase) in Accounts Receivable                                     (436,617       (113,200)
(Increase) in Inventory                                               (343,818)        43,919
(Increase) in Prepaid items                                            (11,422)       (13,841)
(Decrease) in Accounts Payable                                         (35,192)       (58,429)
Increase in Wages Payable                                               43,371         29,306
Increase in Accrued Payroll Taxes                                        7,301          8,221
(Decrease) in Other Accruals                                            (4,903)       (78,653)
(Decrease) in Deferred Revenue                                         (20,251)           -0-
(Decrease) in Income Taxes Payable                                         -0-         (3,462)
                                                                   -----------    -----------
Net Cash (Used) by Operating Activities                            $  (506,020)   $  (179,720)
                                                                   -----------    -----------


                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                    UNAUDITED

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

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $4,770 at September 30, 1996 and $5,000 at December 31, 1995.

NOTE C - INVENTORY

Major components of inventory at September 30, 1996 and December 31, 1995 are as follows:

                                                   September 30  December 31,
                                                       1996         1995
Raw Material                                        $1,420,111   $1,458,611
Work in Process                                        606,210      405,102
Finished Goods                                         503,880      322,231
Manufacturing, Shipping, and Office Supplies             8,659        9,098
                                                    ----------   ----------
         Total                                      $2,538,860   $2,195,042
                                                    ==========   ==========

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment not under capital leases consists of the following at September 30, 1996 and December 31, 1995:

                                         September 30,   December 31,
                                             1996           1995
Building..............................  $ 2,324,514    $ 2,268,510
Land..................................      192,640        192,640
Office Equipment......................      296,458        241,431
Research & Development Equipment......      131,860         64,829
Marketing and Display Equipment.......       23,394         14,999
Factory Equipment.....................      448,236        410,570
Land Improvements.....................       77,369         77,369
Accumulated Depreciation..............     (502,517)      (385,589)
                                           ---------      ---------
Net Book Value........................  $ 2,991,954    $ 2,884,759
                                           =========      =========

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                SEPTEMBER 30,1996
                                    UNAUDITED

NOTE D - CONTINUED

Property and Equipment under capital leases consists of the following at September 30, 1996 and at December 31, 1995:

                                           September 30,   December 31,
                                                1996            1995
Factory Equipment.....................      $  860,682     $  447,311
Office Equipment......................          95,754         95,754
Research and Development Equipment....           4,401          4,401
Accumulated Amortization..............        (203,051)      (120,604)
                                             ----------     ----------
Total Leased Property and Equipment,
  Net of Accumulated Amortization.....      $  757,786        426,857

Capital Leases are summarized as follows:
Lease on factory equipment with lease
period expiring August, 2001, at interest
of 9.9%................................     $  252,020      $    -0-
Lease on factory equipment with lease
period expiring May, 2001, at interest
of 9.96%...............................     $  118,145      $    -0-
Lease on factory, office, and R&D equipment
with lease period expiring July, 1997, at
interest of 8%.........................         11,797         21,185
Lease on factory and office equipment with
lease period expiring January, 2000, at
interest of 1% over prime..............        268,618        325,050
Lease on factory equipment with lease
period expiring October, 1998 at interest
of 9.23%...............................         28,979         38,544
Lease on office equipment with lease
period expiring March, 2000 at interest
of 9%..................................         20,207         23,675
Total..................................     $  699,766     $  408,454
Less Current Portion...................       (171,245)      (108,081)
                                             ---------      ---------
Long term Obligation under Capital Leases   $  528,521     $  300,373
                                             =========      =========

NOTE E - SHORT TERM BORROWING

Short Term Borrowing consists of the following at September 30, 1996 and December 31, 1995 balance sheet:

                                          September 30,    December 31,
Norwest Bank-Revolving Credit Line             1996            1995
                                             --------       -------
September 30, 1996 Balance............     $ 1,995,227      $1,075,452
Stated Interest Rate Per Annum........          9.0% *         9.25%
Maximum Amount Outstanding During the
         Quarter.........................  $ 1,995,227      $1,373,452
Average Amount Outstanding During the
         Quarter.........................  $ 1,928,561      $  853,529
Unused Credit Available at September
      30, 1996........................     $     4,773      $  126,548
Weighted Average Interest Rate........         9.0%           9.6%

* The stated interest rate per annum is equal to 3/4 of a percent over the prime rate

                           WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 1996
                                   UNAUDITED


NOTE E - CONTINUED

The interest expense on the revolving loan was $43,390 and $113,348 for the three and nine months ended September 30, 1996, respectively. Addition interest expense was reported related to the leased capital equipment and other long term borrowing. The interest expense on the leased capital equipment was $12,461 and $31,100 for the three and nine months ended September 30, 1996, respectively. The interest expense on other long term borrowing was $34,482 and $102,203 for the three and nine months ended September 30, 1996, respectively.

NOTE F - STOCK OPTIONS AND WARRANTS

As of September 30, 1996, options to purchase an aggregate of 374,100 shares of the Company's Common Stock were granted and outstanding under the Company's 1989 Stock Option Plan, and options to purchase 65,000 shares of the Company's Common Stock granted outside of any plan were outstanding. As of September 30, 1996, options to purchase 248,100 shares granted under the 1989 Stock Option Plan were exercisable, and options to purchase 65,000 shares granted outside of any plan were exercisable. The exercise prices of all outstanding options range from $0.06 to $3.64 per share.

As of September 30, 1996, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  Management's Discussion and Analysis or Plan of
             Operation

Results of Operations
Three and nine months ended September 30 1996 v.
Three and nine months ended September 30 1995

Net Sales:
Net sales increased 70.1% from $1,284,021 for the third quarter of 1995 to $2,183,619 for the third quarter of 1996. The Company recorded net sales of $5,499,326 for the first nine months of 1996, a 11.6% increase over $4,317,637 in net sales for the same period in 1995. The increased sales for both the quarter and the first nine months of 1996 compared to 1995 are attributed to increases in contract design and manufacturing sales, as well as increases in sales of the Company's security/industrial products. Contract design and manufacturing sales increased at a faster rate, as a percentage of total sales, than the security/industrial product sales did for the quarter and nine months ended September 30, 1996.

The Company's management believes that, for the foreseeable future, net sales from contract design and manufacturing services will continue to grow at a faster rate than security/industrial products. In July 1996 the Company obtained a $5.6 million purchase order from Select Comfort Corporation. The Company expects to begin shipping product with respect to such order in the fourth quarter of 1996. The Company continues to direct considerable attention toward expanding customer relationships and securing new, long-term contract design and manufacturing customer relationships.

Gross Profits:
Gross profit was $396,217 or 18.1% of net sales for the three months ended September 30, 1996, compared to $152,768 or 11.9% of net sales for the same period in 1995. Gross profit was $1,099,282 or 20.0% of net sales for the first nine months of 1996, compared to $758,262 or 17.6% of net sales for the same period in 1995. The increased gross profit for both the quarter and first nine months of 1996 is primarily attributed to net sales increasing at a faster rate than associated fixed costs. To a lesser degree, the sales mix for the periods also had a favorable effect on the gross profits.

Operating Expenses:
General and administrative expense was $188,970 or 8.7% of net sales for the three months ended September 30, 1996, compared to $159,122 or 12.4% of net sales for the period in 1995. General and administrative expense for the first nine months of 1996 was $579,699 or 10.5% of net sales, compared to $537,154 or 12.4% for the same period in 1995. The actual general and administrative expenses increased only marginally, while declining as a percentage of net sales for both the third quarter and first nine months of 1996. The additional expenses were necessary to support an increased level of sales.

Marketing expense was $48,407 or 2.2% of net sales for the quarter ended September 30, 1996, compared to $46,822 or 3.6% for the same period in 1995. Marketing expense was $143,132 or 2.6% of net sales for the first nine months of 1996, compared to $154,541 or 3.6% of net sales for the same period in 1995. Marketing expense as a percentage of sales declined for both the first nine months and the third quarter of 1996 compared to 1995. The nominal decrease in marketing expenditures for the first half of 1996 reflects a temporary shift in efforts due to the increased demands of new contract design and manufacturing customer relationships.

Research and development expense was $88,073 or 4.0% of net sales for the third quarter of 1996, compared to $49,594 or 3.9% of net sales for the same period in 1995. Research and development expense for the first nine months of 1996 was $222,665 or 4.0% of net sales, compared to $143,855 or 3.3% of net sales for the same period in 1995. The increased research and development expense is attributed to increased technical staffing and the purchases of additional test and development equipment. Both the addition of staff and the acquisition of research and development equipment are intended to further assist the development of new products, the enhancement of existing products and to continue to provide full technical and development services to the Company's customers.

Interest Expense:
Interest expense was $43,390 or 2.0% of net sales for the three months ended September 30, 1996, compared to $15,334 or 1.2% of net sales for the same period in 1995. Interest expense was $113,348 or 2.1% of net sales for the first nine months ended September 30, 1996, compared to $61,222 or 1.4% of net sales for the same period in 1995. The increase in interest expense reflected additional borrowing needed to support increased sales and inventories.

Net Earnings:
The Company recorded net income of $41,213 or $0.016 per share for the third quarter of 1996, compared to a net loss of $111,123 or $0.043 per share for the same period in 1995. For the nine months ended September 30, 1996, the Company reported net income of $102,085 or $0.039 per share, compared to a net loss of $133,259 or $0.054 per share for the same period in 1995. The Company recorded increased sales and increased net income for the first nine months of 1996 compared to 1995. The Company also reported increased interest income and rental income during the first nine months of 1996 compared to the same period in 1995.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on September 30, 1996 was 1.37 to 1, compared to 1.61 to 1 on December 31, 1995. Working capital on September 30, 1996 was $1,103,068 compared to $1,221,862 on December 31, 1995. The decrease is primarily the result of increased short term borrowing and increased accounts receivable offset in part by increased inventories.

The Company has entered into a new revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), first amendment dated October 21, 1996, with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at 3/4% over the prime interest rate, which is unchanged from the previous agreement. At September 30, 1996, there was $1,995,227 outstanding under the line of credit.

In addition to the $1,500,000 increase on the revolving line of credit, the Company also entered into a five year term loan agreement with Norwest for $500,000. Management believes that with the total increase of $2,000,000 in credit available, which doubles the previous credit available, together with cash flows from operations that this will be sufficient to meets the Company's capital needs in the foreseeable future.

                            PART II-OTHER INFORMATION




ITEM 6: Exhibits and Reports on Form 8-K

         (a) See Exhibit Index following the signature page.

         (b) There are no reports on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WINLAND ELECTRONICS, INC.


Dated:   November 13, 1996                  By: /s/ W. K. Hankins
                                            William K. Hankins, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (Principal Executive Officer
                                            and Principal Financial and
                                            Accounting Officer)

                            WINLAND ELECTRONICS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB



For The Quarter Ended
September 30, 1996



Exhibit
Number            Item

10.1 First Amendment dated October 21, 1996 between the Company and Norwest Bank Minnesota South, National Association.


10.2     Revolving  Note  dated  October  21,  1996 in the  principal  amount of
         $3,500,000  in  favor  of  Norwest  Bank  Minnesota   South,   National
         Association.


10.3 Term Note dated October 21, 1996 in the amount of $500,000 in favor of Norwest Bank Minnesota South, National Association.


11       Statement Re: Computation of per share earnings.


27       Financial Data Schedule (filed only with electronic version).