Form 10KSB40
period 1996-12-31
WINLAND ELECTRONICS INC
filed 1997-03-17
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996        Commission File No.: 0-18393

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for fiscal year ended December 31, 1996:  $8,361,226

The aggregate market value of the Common Stock held by non-affiliates as of March 10, 1997 was approximately $5,412,514 based on the closing sale price of the Issuer's Common Stock on such date.

There were 2,795,011 shares of Common Stock, $.01 par value, outstanding as of March 10, 1997.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes [   ]  No  [ X ]

                                    I N D E X


Description                                                                Page

PART I
         ITEM 1.           DESCRIPTION OF BUSINESS........................  1
         ITEM 2.           DESCRIPTION OF PROPERTY........................  4
         ITEM 3.           LEGAL PROCEEDINGS..............................  5
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS........................................  5

PART II
         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS............................  5
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION...................................  6
         ITEM 7.           FINANCIAL STATEMENTS...........................  9
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE..................................... 25

PART III
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                           OF THE EXCHANGE ACT............................ 25
         ITEM 10.          EXECUTIVE COMPENSATION......................... 25
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.......................... 25
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS................................... 25
         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............... 25

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

         Winland Electronics, Inc. (the "Company") was incorporated as a Minnesota corporation in October of 1972. Before 1985, the Company derived most of its revenues from the sale of security devices which monitor and detect temperature, power failure, water leakage and other environmental emergencies to farms and businesses. In 1984, in a effort to diversify its business, the Company began to develop and manufacture products for other companies on a contract basis.

Products

         The Company currently designs, produces and distributes products in two
product   categories   defined  as  "Contract  Design  and   Manufacturing"  and
"Security/Industrial Products."

         Contract Design and Manufacturing. The Company's contract design and manufacturing services include design and production engineering, material sourcing, various levels of product assembly, field repair services, and warehousing and shipping services. Customers may select any combination of the services offered. The Company provides contract design and manufacturing services to four key customers, Johnson World Wide Associates, Inc. ("Johnson"), CIC Systems, Inc. ("CIC"), Scotsman Industries, Inc. ("Scotsman") and Select Comfort, Inc. ("Select Comfort"). There is no assurance that the Company will continue to be engaged by any of these contract design and manufacturing customers. Contract design and manufacturing accounted for approximately 76% and 73% of the Company's total sales during 1996 and 1995.

         Security/Industrial Products. The Company is a supplier of simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature, humidity, water leakage and power failures. With the Company's "ALERT" series of products, many burglar or fire alarm panels can be converted to monitor and report unfavorable environmental conditions. Security/industrial product sales accounted for approximately 24% and 27% of the Company's sales for 1996 and 1995, respectively.

Marketing and Distribution

         The Company markets its contract design and manufacturing services primarily through direct telephone contact and mail solicitation of potential customers. The Company markets its security/industrial products in a variety of ways, including through an established security distribution network, instrumentation catalogs, direct mail order companies, and national and regional trade expositions. In 1993, the Company added exhibits in the HVAC (Heating, Ventilating, Air Conditioning), Refrigeration, and Industrial Industries national and regional trade expositions. The Company intends to continue to expand its advertising efforts in 1997 in all areas of opportunity. The Company's primary distribution outlet for the security/industrial products is a network of over 300 distributors.

Source of Materials

         The components and subassemblies which are included in products manufactured by the Company are purchased from outside vendors, tested and incorporated into the products by the Company's manufacturing assembly personnel. Certain purchased components and subassemblies are manufactured to design specifications furnished by the Company, while others are standard off-the-shelf items. The Company has multiple sources for the off-the-shelf components, but generally maintains only one source for items manufactured to design specifications. If the Company were to lose one or more of its major suppliers, some delay and additional costs may be incurred while obtaining alternative sources.

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

Significant Customers

         The Company is dependent on certain customers for a significant portion of its total sales. Total sales to customers whose individual sales equaled or exceeded 10% of the Company's total sales for the years ended December 31, 1996 and 1995 were $4,751,478 or 56.8% of total sales and $3,856,354 or 65.9% of total sales, respectively. Contract design and manufacturing services provided to Johnson accounted for approximately 31% and 27% of the Company's total sales for the years ended December 31, 1996 and 1995, respectively. Johnson manufactures and markets recreation products.

         The Company also recorded significant sales to Select Comfort, which has been a customer of the Company for over two years. Select Comfort is an air-sleep system manufacturer in the bedding industry. The Company recorded sales of contract design and manufacturing services to Select Comfort of approximately 26% of the total sales for the year ended December 31, 1996.

         On December 6, 1996, the Company received a $5.5 million purchase order from a new customer, PeopleNet Communications, to manufacture the "Intouch System," a locating and mobile communications system for the long-haul trucking industry. The order is cancelable by PeopleNet at any time and there is no assurance that the Company will receive all or any portion of the $5.5 million as revenues. The Company has not scheduled delivery of this product and cannot determine when revenues, if any, relating to this purchase order will be realized. The loss of any contract customer could have an adverse effect on the Company's short-term results. The management of the Company believes that the contract design and manufacturing portion of its business has potential for growth and is actively promoting this portion of the business.

Backlog and Government Contacts

         The Company has no significant backlog of orders at the fiscal year end. The Company had no government contracts.

Competition

         The Company's business includes the development and marketing of security/industrial products and those produced for other companies(contract design and manufacturing). Among the security/industrial products, competition has continued to increase over the last two years as additional companies have introduced competing products. The Company believes, however, that its products offer desirable features at competitive prices. Despite the increased competition, the sales of security/industrial products increased 28% for 1996 over 1995. The Company has continued to stress the development of new products and the enhancement of existing products to meet the customers' changing needs.

         The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has invested in additional capital equipment to increase automation of the production process. The Company has also positioned itself to offer a more complete range of services than is available from the typical electronic "board" house. These efforts have proven to be successful in fiscal 1996.

Research and Development

         The technology in the retail electronics industry is evolving rapidly and likely will result in the development of new products and systems which may make the Company's present products obsolete. In order to remain competitive, the Company believes that it will be required to continually improve existing products and develop new ones. The Company has continued to identify opportunities to enhance existing products and develop new products to meet the changing needs in the marketplace. The Company spent $322,488 and $209,918 on research and development, which represented 3.9% and 3.6% as a percentage of sales, during 1996 and 1995, respectively. Some of the research and development costs are recovered through the billing of costs that are directly related to contract design and activities. There is no assurance that the Company's research and development activities will lead to the development of new products or that such products, if developed, will be marketed successfully.

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

Personnel

         At December 31, 1996, the Company had 72 full-time employees. The employees include five officers, one sales manager, two customer service, order out employees, one administrative assistant, 44 production employees, including technicians and supervisors, two shipping and receiving employees, three accounting employees, four purchasing employees, eight research and development employees, one quality assurance employee, and one management information systems employee. The Company also uses temporary labor services extensively for peak production purposes. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company owns its office and production facility located in Mankato, Minnesota. The 53,000-square foot building consists of 10,500 square feet of office space, 32,500 square feet of production space and 10,000 square feet of warehouse space, all of which is being used by the Company. The funding of the new facility, site and site improvements was acquired through a $1,700,000 building loan from the city of Mankato, a $500,000 state small cities loan, also payable to the city of Mankato, and $270,000 from the city of Mankato in the form of tax increment financing. The mortgage is payable in equal monthly installments of $16,200 for both loans until January 1, 2000, at which time it may be necessary for the Company to renew the financing on the building. As of December 31, 1996, the outstanding principal balance on the loans was $2,081,275. Management believes the Company's property adequately supports the Company's present and near future operations. The Company has no expansion or renovation plans for its property. Management believes its property is adequately covered by insurance.

ITEM 3.           LEGAL PROCEEDINGS

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of 1996.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol WLET since May 26, 1995. Prior to that date, the Company's Common Stock was traded on the national over-the-counter bulletin board. The following table sets forth the high and low bid quotations, as reported by either the Nasdaq SmallCap Market or the National Quotation Bureau Incorporated of Jersey City, New Jersey or Metro Data Company of Minneapolis, Minnesota. The bid quotations represent interdealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

    Fiscal Year Ended
    December 31, 1996                    Low                High

    First Quarter                       2 1/8              2 7/8
    Second Quarter                      2 1/8              2 5/8
    Third Quarter                       2                  2 7/8
    Fourth Quarter                      2 1/8              4 1/2

    Fiscal Year Ended
    December 31, 1995                    Low                High

    First Quarter                       1 7/8              2 7/8
    Second Quarter                      2 3/4              3 1/2
    Third Quarter                       2 3/4              3 1/2
    Fourth Quarter                      2 1/2              3 1/4


         On March 10, 1997, the fair market value of the Company's Common Stock was $2.75, based on the closing sale price on at that date. As of December 31, 1996, the Company had approximately 493 shareholders of record.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

Results of Operations - 1996 vs. 1995

         Sales. Sales increased 43.0% to $8,361,226 for the year ended December 31, 1996 compared to $5,850,724 during the year ended December 31, 1995. The sales growth during 1996 primarily reflects escalating shipments to OEM customers under several large purchase orders. In addition to the Company's growth in OEM sales during 1996, it experienced further growth in its proprietary line of security/industrial products.

         The Company believes that, for the foreseeable future, sales derived from contract design and manufacturing services will grow at a faster rate than sales from security/industrial products. Throughout 1996, management has continued to direct considerable attention and resources toward expanding existing customer relationships and securing new, long-term contract design and manufacturing customer relationships. The Company's ability to increase sales from contract design and manufacturing services or security/industrial products, or both, is subject to numerous risks, including without limitation (i) the Company's dependence on a small number of key customers, the loss of any of which could adversely affect sales; (ii) a decrease in, or lack of, market demand for the products being manufactured by the Company; and (iii) competition from low cost manufacturers located in the United States and abroad.

         Gross Profit. Gross profit increased to 21.9% of sales or $1,831,680 for the year ended December 31, 1996, compared to 18.1% of sales or $1,059,524 for the same period in 1995. The increase in gross profit during 1996 primarily reflects better manufacturing efficiencies, improved training, measurement and quality systems and benefits derived from capital equipment acquisitions.

         Operating Expenses. General and administrative expense increased from $726,333 or 12.4% of sales, to $901,356 or 10.8% of sales, during the year ended December 31, 1996, as compared to 1995. The increase in general and administrative expense during 1996 was required to support the higher level of sales.

         Marketing expense was $196,147 or 2.3% of sales for the year ended December 31, 1996, compared to $202,528 or 3.5% of sales in 1995. The nominal decrease in marketing expenditures during 1996 is primarily the result of a more pronounced increase in product mix dominance by OEM sales over sales of proprietary security/industrial products in 1996 than in previous years.

         The Company has continued to emphasize the marketing of its security/industrial products, while actively pursuing new, and maintaining existing, contract design and manufacture relationships. In the future, the marketing expenditures, as a percentage of sales, are expected to approximate historical levels.

         Research and development expense was $322,488 or 3.9% of sales during the year ended December 31, 1996, compared to $209,918 or 3.6% of sales during 1995. The increase in research and development expense is attributed to increased technical staffing and the purchase of technically advanced test and development equipment. Both the addition of staff and the acquisition of research and development equipment are intended to further assist in the development of new products and the enhancement of existing products. This equipment will enable the Company to continue to provide full technical and development services to its customers.

         The research and development group has also worked closely with other departments of the Company to help identify and secure new contract design and manufacturing projects and customer relationships.

         Interest Expense. Total interest expense, including interest related to the building and capital lease obligations, was $341,693 for the year ended December 31, 1996, compared to $248,212 for the year ended December 31, 1995. The increase in interest expense was primarily due to increased short-term borrowing needed to support increased sales and interest related to additional obligations under capital lease agreements.

         Net Income. The Company reported net income of $264,147 or $0.10 per share for 1996, compared to a net loss of $149,907 or $0.06 per share for 1995. The Company's return to profitability was primarily the result of increased sales, combined with higher gross profit margins and an increase in operating expenses that was less than the Company's increase in sales.

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

Liquidity and Capital Resources

         At December 31, 1996, the current ratio was 1.56 to 1, compared to 1.61 to 1 on December 31, 1995. Working capital was $1,567,234 on December 31, 1996 compared to $1,221,862 on December 31, 1995. The increase in working capital primarily reflects increases in accounts receivable and inventory, offset in part by an increase in notes payable and accounts payable needed to support the increased sales for the year.

         In February 1996, the Company executed a credit agreement with Norwest Bank Minnesota South, National Association ("Norwest Bank") which provided a new revolving line of credit to replace its existing line of credit with First Bank. The new revolving credit agreement, which provided a maximum loan limit of $2,000,000 and an interest rate calculated at 3/4% over the prime rate, also permitted a more favorable method of calculating the borrowing limits of the Company's inventory.

         The Company amended its revolving credit agreement with Norwest Bank on October 21, 1996, which increased the maximum loan limit to $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate remained at 3/4% over the prime interest rate. At December 31, 1996, there was $1,580,227 outstanding under the line of credit.

         In addition to the $1,500,000 increase on the revolving line of credit, the Company also entered into a five-year term loan agreement with Norwest for $500,000. Management believes that the total increase of $2,000,000 in credit available, which doubles the previous credit available, together with cash flows from operations, will be sufficient to meet the Company's capital needs in the foreseeable future.


ITEM 7.           FINANCIAL STATEMENTS

         The following financial statements are at the pages set forth below:

                                                                           Page

Independent Auditors' Report dated February 5, 1997........................ 10

Balance Sheet as of December 31, 1996 and 1995 ............................ 11

Statement of Operations for Years Ended
December 31, 1996 and 1995................................................. 12

Statement of Changes in Stockholders' Equity for
Years Ended December 31, 1996 and 1995..................................... 13

Statement of Cash Flows for Years Ended
December 31, 1996 and 1995................................................. 14

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


We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Ahern Montag & Vogler, Ltd.
AHERN MONTAG & VOGLER, LTD.
Certified Public Accountants

February 5, 1997

                         WINLAND ELECTRONICS, INC.
                              BALANCE SHEET
                        DECEMBER 31, 1996 AND 1995

          ASSETS                                    1996          1995

Current
 Cash                                        $    19,499   $     2,839
 Accounts Receivable, Net                      1,327,386       995,231
 Inventory                                     2,969,677     2,195,042
 Prepaid Expenses                                 63,633        40,924
                                             -----------   -----------
  Total Current Assets                         4,380,195     3,234,036

NET PROPERTY AND EQUIPMENT                     3,128,588     2,884,759

NET PROPERTY UNDER CAPITAL LEASES                721,066       426,857

NET PATENTS AND TRADEMARKS                         8,564        10,093

DEFERRED INCOME TAXES                             52,535
                                             -----------   -----------
  TOTAL ASSETS                               $ 8,290,948   $ 6,555,745
                                             ===========   ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
 Notes Payable                               $ 1,580,227   $ 1,075,452
 Accounts Payable                                683,406       630,460
 Wages Payable                                    41,815        25,622
 Payroll Taxes Payable                            34,891        11,770
 Other Accruals                                  120,382        73,126
 Income Taxes Payable                                336
 Deferred Revenue                                 27,001        27,001
 Obligations Under Capital Leases                163,636       108,081
 Current Maturities                              161,267        60,662
                                             -----------   -----------
  Total Current Liabilities                    2,812,961     2,012,174
                                             -----------   -----------
Long-Term
 Deferred Revenue, Less Current Portion          216,007       243,008
 Obligations Under Capital Leases, Less
  Current Obligations                            492,120       300,373
 Long-Term Debt, Less Current Maturities       2,459,644     2,086,499
                                             -----------   -----------
  Total Long-Term Liabilities                  3,167,771     2,629,880
                                             -----------   -----------
    Total Liabilities                          5,980,732     4,642,054
                                             -----------   -----------
STOCKHOLDERS' EQUITY
 Common Stock, Par Value $.01 per share,
  20,000,000 shares authorized, 2,751,071
  and 2,583,311 shares issued and
  outstanding                                     27,511        25,833
 Additional Paid-in Capital                    2,047,794     1,917,094
 Retained Earnings (Deficit)                     234,911       (29,236)
                                             -----------   -----------
  Total Stockholders' Equity                   2,310,216     1,913,691
                                             -----------   -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 8,290,948   $ 6,555,745
                                             ===========   ===========

              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                         WINLAND ELECTRONICS, INC.
                          STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995


                                             1996           1995
                                      -----------    -----------

SALES                                 $ 8,361,226    $ 5,850,724
COST OF SALES                          (6,529,546)    (4,791,200)
                                      -----------    -----------
GROSS PROFIT                            1,831,680      1,059,524
                                      -----------    -----------
OPERATING EXPENSES
 General and Administrative               901,356        726,333
 Marketing                                196,147        202,528
 Research and Development                 322,488        209,918
                                      -----------    -----------
  Total Operating Expenses              1,419,991      1,138,779
                                      -----------    -----------
OPERATING INCOME (LOSS)                   411,689        (79,255)
                                      -----------    -----------
OTHER INCOME AND (EXPENSES)
 Interest Income                           31,237
 Tax Increment Financing Income            27,001
 Miscellaneous Income                      15,428         10,300
 Interest Expense                        (158,183)       (79,591)
 Sale of Assets                              (153)        (1,361)
                                      -----------    -----------
  Total Other Income and (Expenses)       (84,670)       (70,652)
                                      -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES         327,019       (149,907)

INCOME TAXES                               62,872
                                      -----------    -----------
NET INCOME (LOSS)                     $   264,147    ($  149,907)
                                      ===========    ===========

EARNINGS PER SHARE DATA

 Earnings Per Common and
  Dilutive Common Equivalent Share    $      0.10    ($     0.06)
                                      ===========    ===========
 Weighted Average Number of
  Common and Dilutive Common
  Equivalent Shares                     2,729,968      2,487,061
                                      ===========    ===========




                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                        WINLAND ELECTRONICS, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                      ADDITIONAL   RETAINED
                                                           COMMON      PAID-IN     EARNINGS
                                                           STOCK        CAPITAL    (DEFICIT)
                                                        ----------    ----------   ----------
BALANCES ON 1-1-95                                      $   20,103    $1,035,571   $  120,671

Common Stock
 Issued Under Stock Options,
 3,000 Shares at $.06 Per Share                                 30           150

Common Stock
 Issued Under Private Placement,
 370,000 Shares at $2.00 Per Share                           3,700       633,373

Common Stock
 Issued Under Warrants, 200,000
 Shares at Average of $1.25 Per Share                        2,000       248,000

Net (Loss)                                                                           (149,907)
                                                        ----------    ----------   ----------
BALANCES ON 12-31-95                                        25,833     1,917,094      (29,236)

Common Stock
 Issued Under Stock Options,
 167,760 Shares Ranging from
 $.06 to $.25 Per Share                                      1,678        15,629

Income Tax Benefit from Exercise
  of Nonqualified Stock Options                                          115,071

Net Income                                                                            264,147
                                                        ----------    ----------   ----------
BALANCES ON 12-31-96                                    $   27,511    $2,047,794   $  234,911
                                                        ==========    ==========   ==========







              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                        WINLAND ELECTRONICS, INC.
                         STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                     1996           1995
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash Received from Customers                                     $ 8,036,058    $ 5,491,253
 Other Miscellaneous Operating Receipts                                46,665         10,300
 Cash Paid to Suppliers and Employees                              (8,138,233)    (5,820,030)
 Interest Paid                                                       (357,884)      (238,793)
 Income Taxes Paid                                                                    (4,394)
                                                                  -----------    -----------
  Net Cash (Used) by Operating Activities                            (413,394)      (561,664)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases Of Property and Equipment                                 (432,070)    (2,576,654)
 Equipment Sale Proceeds                                                               2,819
                                                                  -----------    -----------
  Net Cash (Used) by Investing Activities                            (432,070)    (2,573,835)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Advances on Credit Line                                          504,775        167,000
 Proceeds from Debt                                                   557,397      2,199,620
 Payments on Debt                                                     (83,647)       (52,459)
 Payments on Capital Lease Obligations                               (133,708)       (80,873)
 Sale of Common Stock                                                  17,307        887,253
                                                                  -----------    -----------
  Net Cash Provided by Financing Activities                           862,124      3,120,541
                                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH                                        16,660        (14,958)

CASH - BEGINNING OF YEAR                                                2,839         17,797
                                                                  -----------    -----------
CASH - END OF YEAR                                                $    19,499    $     2,839
                                                                  ===========    ===========

         RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED)
                        BY OPERATING ACTIVITIES

Net Income (Loss)                                                 $   264,147    ($  149,907)
 Adjustment to Reconcile Net Income (Loss)
  to Net Cash From Operating Activities
   Depreciation & Amortization                                        276,418        193,922
   Loss on Sale of Assets                                                 153          1,361
   Income Tax Benefit from Exercise
     of Nonqualified Stock Options                                    115,071
Changes in Assets & Liabilities
 (Increase) in Accounts Receivable                                   (332,155)      (345,271)
 (Increase) in Inventory                                             (774,635)      (506,190)
 (Increase) in Prepaid Expenses                                       (22,709)       (13,535)
 (Increase) in Deferred Income Taxes                                  (52,535)
 Increase in Accounts Payable                                          52,946        291,947
 Increase in Wages Payable                                             16,193          6,528
 Increase (Decrease) in Payroll Taxes Payable                          23,121           (428)
 Increase (Decrease) in Other Accruals                                 47,256        (36,629)
 Increase (Decrease) in Income Taxes Payable                              336         (3,462)
 (Decrease) in Deferred Revenue                                       (27,001)
                                                                  -----------    -----------
  Net Cash (Used) by Operating Activities                         ($  413,394)   ($  561,664)
                                                                  ===========    ===========

              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


1.      SIGNIFICANT ACCOUNTING POLICIES

        Operating Characteristics - The Corporation was formed October 30, 1972, and was originally named Crown-Toupe North Central, Inc. Development stage activities were conducted in the electronics field. On August 26, 1975, the name was changed to Winland, Inc. Subsequent to December 31, 1983, the name was changed to Winland Electronics, Inc. The Company is engaged in the design and assembly of electronic devices and extends unsecured credit to its customers in this industry.

        Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts and disclosures reported in the financial statements. Actual results could differ from such estimates and assumptions.

        Accounts Receivable/Uncollectibles - The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts at December 31, 1996 and 1995 is $4,455 and $5,000, respectively.

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

        Depreciation is computed using the straight-line method at rates based on the estimated service lives of the various assets as follows:

                    Building                                         39 Years
                    Land Improvements                                20 Years
                    Office Equipment                                5-7 Years
                    Factory Equipment                               5-7 Years
                    Research & Development Equipment                5-7 Years
                    Display Equipment                               5-7 Years
                    Property Under Capital Leases                   4-7 Years

        Intangibles - Costs of Patents and Trademarks are capitalized and amortized over the estimated useful life of the related products, approximately 20 years.

        Income Taxes - The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes. Investment tax credits are accounted for by the flow-through method of accounting.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


1.      SIGNIFICANT ACCOUNTING POLICIES - (Continued)

        Earnings Per Share - Earnings per common and dilutive common equivalent share is based upon the weighted average of common and dilutive common equivalent shares outstanding during the year under the treasury stock method. All stock options and warrants are considered to be common stock equivalents. However, the earnings per share calculation for the year ended December 31, 1995 does not consider stock options and warrants because their inclusion would be anti-dilutive. The differences between primary and fully diluted earnings per share are insignificant.

        Stock-Based Compensation - The Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation. Under the Company's fixed stock option plan, the exercise price is equal to or greater than the fair value of the options at the grant date and no compensation cost is recognized.

2.      INVENTORIES

        Inventories are Comprised of:
                                                  1996        1995
                                                  ----        ----
           Raw Materials                       $1,695,764  $1,458,611
           Work in Progress                       554,090     405,102
           Finished Goods                         709,860     322,231
           Supplies                                 9,963       9,098
                                               ----------  ----------
       Total                                   $2,969,677  $2,195,042
                                               ==========  ==========

3.  PROPERTY AND EQUIPMENT

        Property and Equipment consists of:

                                                    1996        1995
                                                    ----        ----
          Land                                    $192,640    $192,640
          Land Improvements                         77,369      77,369
          Building                               2,343,275   2,268,510
          Office Equipment                         341,658     241,431
          Factory Equipment                        549,567     410,570
          Research & Development Equipment         143,941      64,829
          Display Equipment                         31,413      14,999
                                                 ---------    --------
          Total                                 $3,679,863  $3,270,348

          Accumulated Depreciation                (551,275)   (385,589)
                                                 ---------    --------
          Net Property and Equipment            $3,128,588  $2,884,759
                                                ==========  ==========

        Depreciation and amortization charged to expense for the years ended December 31, 1996 and 1995 was $274,889 and $192,393, respectively. These amounts include amortization of property under capital lease assets.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


4.      LEASES

        Leased Property under capital leases consists of the following:

                                                    1996                1995
                                                    ----                ----
        Factory Equipment                         $863,473             $447,311
        Office Equipment                            95,754               95,754
        Research & Development Equipment             4,401                4,401
                                                  --------             --------
        Total                                     $963,628             $547,466
        Accumulated Amortization                  (242,562)            (120,609)
                                                  --------             --------
        Net Leased Property Under
         Capital Leases                           $721,066             $426,857
                                                  ========             ========

        Capital lease obligations are summarized as follows:

                                                    1996                1995
                                                    ----                ----
        Lease on factory, office and R & D
        equipment with lease period expiring
        July, 1997, at interest of 8%.            $  6,195             $ 21,185

        Lease on factory and office equipment
        with lease period expiring January,
        2000 at interest 10.2%.                    239,648              313,495

        Lease on factory equipment with
        lease period expiring January, 2000
        at interest of 10.37%.                       9,178               11,555

        Lease on factory equipment with
        lease period expiring October, 1998
        at interest of 9.23%.                       25,641               38,544

        Lease on office equipment with
        lease period expiring March, 2000
        at interest of 9%.                          18,992               23,675

        Lease on factory equipment with
        lease period expiring August, 2001
        at interest of 9.49%.                      242,293

        Lease on factory equipment with
        lease period expiring July, 2001
        at interest of 9.96%                       113,809
                                                  --------             --------
        Total                                     $655,756             $408,454

        Less:  Current Portion                    (163,636)            (108,081)
                                                  --------             --------
        Obligation under capital leases,
         less current portion                     $492,120             $300,373
                                                  ========             ========

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


4.      LEASES - (Continued)

        The Company leases equipment and vehicles under noncancellable operating leases that expire from 1997 to 1998. The lessee is responsible for all repairs and maintenance, insurance, and other related expenses in connection with these leases.

        Rental and other related expenses for the above leases for the years ended December 31, 1996 and 1995 was $107,670 and $95,470, respectively.

        Minimum future annual lease payments under these leases as of December 31, 1996 are as follows:

               Years Ended                    Capital           Operating
               December 31,                   Leases             Leases
               ------------                   -------            --------
                  1997                       $227,209            $ 41,801
                  1998                        200,247               9,624
                  1999                        185,429
                  2000                         99,913
                  2001                         89,292
                                             --------             -------
      Total Minimum Lease Payments           $802,090            $ 51,425
         Less Amounts                                            ========
          Representing Interest              (146,334)
         Present Value of Net                --------
          Minimum Lease Payments             $655,756
                                             ========
5.      INTANGIBLES

        Costs related to patents and trademarks that pertain to the Company's products have been capitalized to Patents and Trademarks.

        Intangibles consist of:
                                                       1996         1995
                                                       ----         ----
         Patents and Trademarks                     $ 34,240      $ 34,240
         Accumulated Amortization                    (25,676)      (24,147)
                                                    --------       -------
         Total Intangibles, Net of Amortization     $  8,564      $ 10,093
                                                    ========      ========

        Amortization charged to expense for the years ended December 31, 1996 and 1995 was $1,529 and 1,529, respectively.

6.      LINE OF CREDIT

        The Company has a working capital line of credit in the maximum amount of $3,500,000 and $1,500,000 at December 31, 1996 and 1995,
        respectively. Interest is calculated at .75% over prime and is due monthly. Principal is due May 31. The line is secured by inventory, equipment and accounts receivable and is subject to a defined borrowing base equal to 80% of qualified accounts receivable and 60% of inventories. In addition, other conditions including ratios and net income levels must be met.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


6.      LINE OF CREDIT - (Continued)

        Pertinent credit line information is as follows:

                                                        1996              1995
                                                        ----              ----
              Year End Balance                       $1,580,227      $1,075,452
              Stated Interest Rate                          9.0%           9.25%
              Maximum Amount Outstanding             $1,995,227      $1,373,452
              Average Amount Outstanding             $1,626,398        $853,529
              Unused Credit Available                $1,204,081        $126,548

7.      LONG-TERM DEBT

        The following is a summary of long-term debt:
                                                        1996              1995
                                                        ----              ----
        Note  payable  under tax  increment
        financing  arrangement  in  monthly
        installments of $13,117 including
        interest at 6.941% to January 1, 2000
        when the remaining balance is payable.
        Secured by property and equipment.           $1,615,278      $1,662,409

        Note  payable  under tax  increment
        financing  arrangement  in  monthly
        installments of $3,030 including
        interest at 4% to January 1, 2000, when
        the remaining balance is payable.
        Secured by property and equipment.              465,997         484,752

        Note  payable in monthly  installments
        of $8,334 plus  interest at .75%
        over prime,  9.0% at December 31, 1996,
        to October, 2001.  Secured by accounts
        receivable.                                     483,332

        Note payable in monthly installments
        of $595 including interest at 9.25%
        to April, 2001 when the remaining
        balance is payable.  Secured by
        equipment.                                       56,304
                                                     ----------      ----------
        Total                                        $2,620,911      $2,147,161

        Amount due in one year or less                 (161,267)        (60,662)
                                                     ----------      ----------
        Total Long-Term Debt                         $2,459,644      $2,086,499
                                                     ==========      ==========

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


7.      LONG-TERM DEBT - (Continued)

        Maturities of long-term debt are as follows:

                    1997               $161,267
                    1998                170,748
                    1999                175,294
                    2000              1,983,267
                    2001                130,335
                                     ----------
                    Total            $2,620,911
                                     ==========

        Interest expense for the years ended December 31, 1996 and 1995 was $341,693 and $248,212, respectively. These amounts include interest paid on capital lease obligations.

8.      CUSTOMER DEPENDENCE

         The Company is dependent on certain customers for a significant portion of its total sales. Sales to customers whose individual sales equaled or exceeded 10% of the Company's total sales consisted of two customers totaling $4,751,478 and four customers totaling $3,856,354 for the years ended December 31, 1996 and 1995, respectively.

9.      INCOME TAXES

        Deferred Tax Assets
        The following future benefits are recognized by the Company as deferred tax assets:
                                                            1996       1995
                                                            ----       ----
         Unused NOL Carryforwards                        $223,388    $259,884
               Unused R & D Credit                         37,140      17,766
               Unused ITC Credit                           12,971      12,971
               Unused Jobs Credit                          14,540      14,540
               Unused AMT Credit                            5,252       7,756
               Inventory                                   45,502      47,785
               Allowance for Doubtful Accounts              1,782
               Compensated Absences Accrual                18,625
                                                        ---------    --------
               Total                                     $359,200    $360,702
               Valuation Allowance                       (306,665)   (360,702)
                                                        ---------    --------
               Total Deferred Tax Assets                $  52,535    $    -0-
                                                        =========   =========

         Realization of deferred tax assets associated with the NOL and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


9.       INCOME TAXES - (Continued)

         The deferred tax asset for NOL carryforwards and the valuation allowance have been increased by $60,036 from the amounts previously reported at December 31, 1995 due to a revision in prior operating loss carryforwards.


Components of the provision for income taxes are as follows:

                                                  1996           1995
                                                  ----           ----
     Current Taxes Payable                     $    336        $
     Additional Paid-In Capital
          from Benefit of Stock
          Options Exercised                     115,071
     (Decrease) in Balance of
          Valuation Allowance for
          Deferred Tax Assets                   (52,535)
                                               --------         -------
     Provision for Income Taxes                $ 62,872        $
                                               ========         =======

        During  1996  the  Company   also   received  a  tax  benefit  from  the
        carryforward of net operting losses totaling $26,941.

        Statutory income tax rate reconciliation to effective rate:

                                                        1996          1995
                                                        ----          ----
     Statutory U.S. Income Tax Rate                     35.0%         35.0%
         State Taxes, Net of Federal Tax Benefit        3.59%
         Operating Losses, no Current Tax Benefit                    (35.0%)
         Tax Benefit of NOL Carryforwards             (16.02%)
         Graduated Rates Difference                    (3.34%)
         Effective Income Tax Rate                     19.23%            0%

       Investment Tax Credits of $12,971 which were reduced 35% by the Tax Reform Act of 1986 expire on December 31, 2000. Credits for increasing research and development activities of $37,140 will expire on December 31, 2008 through 2011. Credits for alternative minimum tax of $5,252 and a $14,540 targeted jobs credit are available for future use. Net operating losses expire as follows:

    December 31      Federal      Loss Expires     State      Loss Expires
    -----------      -------      ------------     -----      ------------
       1989         $ 51,834       12-31-2004    $
       1991          191,106       12-31-2006
       1995          457,626       12-31-2010     132,182      12-31-2010
                    --------                     --------
       Total        $700,566                     $132,182
                    ========                     ========

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


10.      COMMON STOCK OPTION PLAN AND WARRANTS

         The Company has a fixed option plan which reserves shares of common stock for issuance to executives, key employees, directors and consultants. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan and outstanding common stock warrants been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1996             1995
                                                    ----             ----
         Net Earnings - as Reported               $264,147        ($149,907)
         Net Earnings - Pro Forma                 $224,457        ($221,807)
         Earnings Per Share - as Reported           $.10            ($.06)
         Earnings Per Share - Pro Forma             $.08            ($.09)

         The assumption regarding stock options and warrants issued is that compensation cost is recognized over the graded vesting period of the options and warrants, which ranges from zero to five years. Options granted before 1995 were not considered in the calculation.

         The fair value of each option grant and warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                    1996              1995
                                                    ----              ----
         Expected Lives (Years)                     3.84              3.83
         Dividend Yield                              .0%               .0%
         Expected Volatility                        0.67%            0.47%
         Risk-Free Interest Rate                    7.5%              7.5%

         The total number of shares of common stock that may be granted under the plan is 450,000. During 1994 the plan was amended to grant non-employee directors an option to purchase 2,000 shares of common stock at the time of election and each year thereafter upon re-election, but not more than once in any year. The Company has also granted common stock options outside of the stock option plan. In addition, the Company has issued common stock warrants. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted to the plan will not be less than 100% of the fair market value of the shares on the date of grant. Options expire within five to six years from the date of the grant.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


10.      COMMON STOCK OPTION PLAN AND WARRANTS - (Continued)

         Information regarding the Company's common stock options is as follows:

                                         1996                1995
                                         ----                ----
                                            Weighted-            Weighted-
                                            Average              Average
                                            Exercise             Exercise
                                  Shares    Price      Shares    Price
                                  ------    ---------  ------    ---------
     Options Outstanding,
      Beginning of Year          421,700     1.01      342,700       .53

     Options Exercised           167,760      .10        3,000       .06

     Options Granted              43,000     2.57       82,000       3.1

     Options Outstanding,
      End of Year                296,940     1.80      421,700      1.01

     Option Price Range
       at End of Year                .06 to 3.64           .06 to 3.64

     Option Price Range for
       Exercised Shares               .06 to .25               .06

     Weighted Average Fair Value
       of Options Granted During
       the year                           $1.44              $1.17

     The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 1996:

                         Outstanding       Remaining        Number Exercisable
     Exercise Prices      12-31-96      Contractual Life        at 12-31-96
     ---------------     -----------    ----------------    ------------------
          .06              43,500           2 years                43,500
          .07              25,440           1 year                 25,440
          .125             12,000           3 years                 7,200
          .8125            18,000           3 years                10,800
         1.0                2,000           2 years                 1,500
         1.8125            25,000           3.3 years              13,200
         2.0625            12,000           4 years                 4,800
         2.375             30,000           6 years                  -0-
         2.4375            34,000           4.5 years              16,000
         2.50               4,000           3 years                 4,000
         2.69              24,000           4 years                15,000
         2.96              24,000           4 years                15,000
         3.0               14,000           4 years                 6,500
         3.30              19,000           4.5 years               2,500
         3.64              10,000           4 years                 2,500
      -----------         -------                                 -------
      .06 to 3.64         296,940                                 167,940
      -----------         -------                                 -------

     The Company also has 37,000 common stock warrants at $2.20 per share which were issued in April, 1995 and are outstanding at December 31, 1996. All of these warrants were exercisable at December 31, 1996.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


11.      PENSION PLAN

         The Company has adopted a qualified defined contribution 401K profit sharing plan for its employees who meet certain age and service requirements. Employees are allowed to contribute up to 15% of eligible compensation and the employer, at management's discretion, makes a contribution of one-third of the employees' contributions up to a maximum of 9% for the employees, a maximum of 3% for the employer. The Company contributed $37,650 and $27,003 to the Plan for the years ended December 31, 1996 and 1995, respectively.

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

13.      NON-CASH TRANSACTIONS

         During the years ended December 31, 1996 and 1995, the Company acquired $396,000 and $130,144, respectively, of property under capital leases and incurred obligations under capital leases of $396,000 and $130,144, respectively, in non-cash investing and financing activities. In addition, during the year ended December 31, 1995, the Company attained $270,009 of land and land improvements and recorded $270,009 of deferred revenue in non-cash activities.

14.      FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments approximate fair value.

15.      CONTINGENCIES

         The Company has cash balances in bank accounts in excess of FDIC insurance coverage of $262,433 at December 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 concerning the directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers of the Company."

         The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act."

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Shareholdings."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  The following Exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WINLAND ELECTRONICS, INC.
                                                                    ("Company")


Dated:  March 17, 1997                    /s/ W. Kirk Hankins
                                          W. Kirk Hankins, President, Chief
                                          Executive Officer and Chief
                                          Financial Officer



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

Signature and Title                                           Date



/s/ W. Kirk Hankins                                         March 17, 1997
W. Kirk Hankins, President, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)



/s/ Lorin E. Krueger                                        March 17, 1997
Lorin E. Krueger, Senior Vice President of
Operations and Director



/s/ S. Robert Dessalet                                      March 17, 1997
S. Robert Dessalet, Director



/s/ Kirk P. Hankins                                         March 17, 1997
Kirk P. Hankins, Vice President of Marketing
and Director



/s/ Thomas J. de Petra                                      March 17, 1997
Thomas J. de Petra, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended                           Commission File No. 0-18393
December 31, 1996
                           --------------------------

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

10.3 Form of Incentive Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.4 Amendment to Winland Electronics, Inc. 1989 Stock Option Plan dated December 22, 1994 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1994)**

10.5 Form of Nonqualified Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.6 Construction Loan Agreement dated October 5, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to
         Exhibit  10.9 to Form  10-KSB for the fiscal  year ended  December  31,
         1994)

10.7 $1,935,000 Combination Mortgage, Security Agreement and Fixture Financing Statement dated August 3, 1994 by the Company to The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.8 Promissory Note of the Company in the principal amount of $1,699,620 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.9 Development Agreement dated July 29, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.10 Agreement for Loan of Small Cities Development Program Funds dated October 6, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.11 Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.12 Supplemental Bonus Plan for W. Kirk Hankins and Lorin Krueger adopted May 22, 1995 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1995)**

10.13 Employment Agreement dated May 15, 1995 between the Company and W. Kirk Hankins (Incorporated by reference to Exhibit 10.15 to Form 10- KSB for the fiscal year ended December 31, 1995)**

10.14    Employment  Agreement  dated May 15, 1995 between the Company and Lorin
         E. Krueger (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1995)**

10.15    Employment  Agreement  dated July 15, 1995 between the Company and Kirk
         P. Hankins (Incorporated by reference to Exhibit 10.17 to Form 10- KSB for the fiscal year ended December 31, 1995)**

10.16 Credit Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended December 31,
         1995)

10.17 Revolving Note of the Company dated January 31, 1996 in the principal amount of $2,000,000 in favor of Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended December 31, 1995)

10.18 Security Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended December 31, 1995)

10.19 First Amendment dated October 21, 1996 to Credit Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 1996)

10.20 Revolving Note dated October 21, 1996 in the principal amount of $3,500,000 in favor of Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended September 30, 1996)

10.21 Term Note dated October 21, 1996 in the principal amount of $500,000 in favor of Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 1996)

23.1*    Consent of Ahern Montag & Vogler, Ltd.

24.1* Power of Attorney for W. Kirk Hankins, Lorin E. Krueger, S. Robert Dessalet, Kirk P. Hankins and Thomas J. de Petra (included on signature page of this Form 10-KSB)

27*      Financial Data Schedule (included with electronic filing only)


 *  Filed herewith.
**  Management agreement or compensatory plan or arrangement.