Form 10QSB
period 1997-03-31
WINLAND ELECTRONICS INC
filed 1997-05-05
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:   March 31, 1997
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

         Yes  [ x ]                    No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1997, the Registrant had 2,795,011 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes  [   ]                    No [ x ]

                          PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                     MARCH 31  DECEMBER 31
                                                             1997        1996
CURRENT ASSETS:

Cash                                                     $  110,549   $   19,499
Accounts Receivable, Net                                  1,398,546    1,327,386
Inventories                                               3,280,815    2,969,677
Prepaid Items                                                92,153       63,633
                                                         ----------   ----------
         Total Current Assets                             4,882,063    4,380,195

Property and Equipment, Net                               3,123,060    3,128,588
Property Under Capital Lease, Net                         1,000,363      721,066
OTHER  ASSETS:
         Intangibles                                          8,182        8,564
         Deferred Income Taxes                               52,535       52,535
                                                         ----------   ----------
                  TOTAL ASSETS                           $9,066,203   $8,290,948

LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
         Notes Payable                                    1,935,227    1,580,227
         Accounts Payable                                   721,712      683,406
         Payroll Taxes Payable                               31,799       34,891
         Wages and Commission Payable                        64,252       41,815
         Other Accruals                                     125,085      120,382
         Obligations Under Capital Lease                    212,541      163,636
         Deferred Revenue                                    27,001       27,001
         Income Taxes Payable                                   -0-          336
         Current Maturities                                 162,194      161,267
                                                         ----------   ----------
                  Total Current Liabilities               3,279,811    2,812,961

LONG TERM LIABILITIES:
         Long Term Maturities                             2,417,607    2,459,644
         Obligations Under Capital Lease
         Less: Current Portion                              718,083      492,120
                                                         ----------   ----------
                  TOTAL LONG TERM LIABILITIES             3,135,690    2,951,764

OTHER LIABILITIES:
         Deferred Revenue
         Less:Current Portion                               209,257      216,007
                                                         ----------   ----------
                  TOTAL LIABILITIES                       6,624,758    5,980,732

SHAREHOLDERS' EQUITY:
         Common Stock                                        27,950       27,511
         Additional Paid-In Capital                       2,050,246    2,047,794
         Retained Earnings                                  363,249      234,911
                                                         ----------   ----------
                  Total Shareholders' Equity              2,441,445    2,310,216

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $9,066,203   $8,290,948
                                                         ==========   ==========

                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           QUARTER ENDED
                                                              MARCH 31

                                                        1997             1996
                                                     -----------    -----------

      NET SALES:                                     $ 2,822,095    $ 1,753,052
         Less, Cost of Goods Sold                     (2,156,152)    (1,360,631)
                                                     -----------    -----------
         Gross Profit on Sales                           665,943        392,421

OPERATING EXPENSES:
         General and Administrative                      264,005        204,153
         Marketing                                        66,806         52,461
         Research and Development                        100,173         60,330
                                                     -----------    -----------
              Total Operating Expenses                   430,984        316,944

INCOME BEFORE OTHER INCOME
         AND EXPENSE                                     234,959         75,477
                                                     -----------    -----------

MISCELLANEOUS INCOME                                       8,863         29,876
MISCELLANEOUS EXPENSE, PROVISION FOR BAD DEBT            (43,000)           -0-
INTEREST EXPENSE                                         (49,485)       (33,782)
                                                     -----------    -----------
         TOTAL OTHER INCOME AND EXPENSE                  (83,622)        (3,906)
                                                     -----------    -----------

NET INCOME BEFORE TAXES                                  151,337         71,571
                                                     -----------    -----------

PROVISION FOR INCOME TAXES                                23,000            -0-
                                                     -----------    -----------

NET INCOME                                           $   128,337    $    71,571
                                                     ===========    ===========
NET INCOME PER COMMON SHARE                          $     0.046    $     0.028
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
AS OF MARCH 31, 1997 AND 1996                          2,776,384      2,583,311

                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED THREE MONTHS ENDED
                                                         MARCH 31, 1997     MARCH 31, 1996
                                                           -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Customers                             $ 2,707,935       $ 1,680,794
  Interest Received                                              2,128               -0-
  Other miscellaneous operating receipts                           -0-             6,891
  Cash Paid to Suppliers and Employees                      (2,724,098)       (2,270,371)
  Interest Paid                                               (109,094)          (28,760)
  Income Tax Paid                                                 (920)              -0-
                                                           -----------       -----------
    Net Cash (Used) by Operating Activities                   (124,049)         (611,446)
                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                          (48,944)          (77,153)
                                                           -----------       -----------
  Cash Proceeds From Sales of Equipment                            -0-               -0-
   Net Cash (Used) by Investing Activities                     (48,944)          (77,153)
                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Advances on Credit Line                                  355,000           749,775
  Proceeds from Debt                                               -0-               -0-
  Payments on Debt                                             (41,110)          (14,821)
  Payments on Capital Lease Obligations                        (52,738)          (21,531)
  Sale of Common Stock                                           2,891               -0-
                                                           -----------       -----------
    Net Cash Provided by Financing Activities                  264,043           713,423
                                                           -----------       -----------
NET INCREASE IN CASH                                            91,050            24,824
CASH - BEGINNING OF YEAR                                        19,499             2,839
CASH - END OF THE FIRST NINE MONTHS OF 1996                $   110,549       $    27,663
                                                           -----------       -----------



                 RECONCILIATION OF NET INCOME TO NET CASH (USED)
                             BY OPERATING ACTIVITIES


Net Income (Loss)                                         $   128,337        $    71,571
Adjustments:
Disposition of Assets                                              15                155
Depreciation & Amortization                                   102,813             57,166
(Increase) in Accounts Receivable                             (71,160)           (79,918)
(Increase) in Inventory                                      (311,138)          (466,343)
(Increase) in Prepaid items                                   (28,520)           (12,490)
(Decrease) in Accounts Payable                                 38,306           (215,576)
Increase in Wages Payable                                      22,437             26,213
Increase in Accrued Payroll Taxes                              (3,092)            14,793
(Decrease) in Other Accruals                                  (17,377)              (267)
(Decrease) in Deferred Revenue                                 (6,750)            (6,750)
(Decrease) in Income Taxes Payable                             22,080                -0-
                                                          -----------        -----------
Net Cash (Used) by Operating Activities                   $  (124,049)       $  (611,446)
                                                          -----------        -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    UNAUDITED

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

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $47,537 at March 31, 1997 and $4,455 at December 31, 1996. The allowance for doubtful accounts was increased by $43,000 in the first quarter of 1997. The Company was informed that a customer had filed for chapter eleven bankruptcy, which required a significant increase the allowance.

NOTE C - INVENTORY

Major components of inventory at March 31, 1997 and December 31, 1996 are as follows:

                                                March 31,     December 31,
                                                   1997          1996
                                                ---------      ---------
Raw Material................................. $ 1,753,846     $1,695,764
Work in Process...............................    728,556        554,090
Finished Goods................................    789,701        709,860
Manufacturing, Shipping, and Office Supplies..      8,712          9,963
                                                 --------        -------
         Total................................$ 3,280,815     $2,969,677
                                                =========      =========

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment not under capital leases consists of the following at March 31, 1997 and December 31, 1996:

                                           March 30,    December 31,
                                             1997           1996
                                          ---------      ---------
Building..............................  $ 2,359,811    $ 2,343,275
Land..................................      192,640        192,640
Office Equipment......................      156,104        341,658
Computer & Telephone Equipment........      328,617          -0-
Research & Development Equipment......       95,223        143,941
Marketing and Display Equipment.......       18,152         31,413
Factory Equipment.....................      495,519        549,567
Land Improvements.....................       77,369         77,369
Accumulated Depreciation..............     (600,375)      (551,275)
                                           ---------      ---------
Net Book Value........................  $ 3,123,060    $ 3,128,588
                                           =========      =========

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    UNAUDITED

NOTE D - CONTINUED

Property and Equipment under capital leases consists of the following at March 31, 1997 and at December 31, 1996:

                                             March 31,    December 31,
                                               1997            1996
                                            ----------     ----------
Factory Equipment.....................      $1,117,546     $  863,473
Office Equipment......................          95,754         95,754
Computer and Telephone Equipment......         110,640           -0-
Research and Development Equipment....           4,401          4,401
Accumulated Amortization..............        (292,632)      (242,561)
                                             ----------     ----------
Total Leased Property and Equipment,
  Net of Accumulated Amortization.....      $1,000,363     $  721,066

Capital Leases are summarized as follows:

Lease on factory equipment with lease
period expiring March of 2002, at an
interest rate of 9.94%................      $   63,288     $      -0-
Lease on factory equipment with lease
period expiring March of 2002, at an
interest rate of 8.88%................         212,652            -0-
Lease on computer and telephone equipment
with lease period expiring February of
2000,  at an interest rate of 9.01%...          39,875            -0-
Lease on factory equipment with lease
period expiring August, 2001, at interest
of 9.49%...............................        232,332        242,293
Lease on factory equipment with lease
period expiring July, 2001, at interest
of 9.96%...............................        109,365        113,809
Lease on factory, office, and R&D equipment
with lease period expiring July, 1997, at
interest of 8%.........................          4,606          6,195
Lease on factory and office equipment with
lease period expiring January, 2000, at
interest of 1% over prime..............        228,520        248,826
Lease on factory equipment with lease
period expiring October, 1998 at interest
of 9.23%...............................         22,225         25,641
Lease on office equipment with lease
period expiring March, 2000 at interest
of 9%..................................         17,761         18,992
Total..................................     $  930,624     $  655,756
Less Current Portion...................       (212,541)      (163,636)
                                             ---------      ---------
Long term Obligation under Capital Leases   $  718,083     $  492,120
                                             =========      =========

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 1997
                                    UNAUDITED


NOTE E - SHORT TERM BORROWING

Short Term Borrowing consists of the following at March 31, 1997 and December 31, 1996 balance sheet:

                                           March 31,     December 31,
Norwest Bank-Revolving Credit Line           1997            1996
                                           ----------     ---------
Balance..............                     $ 1,935,227    $1,580,227
Stated Interest Rate Per Annum........        9.0% *        9.0% *
Maximum Amount Outstanding During the
         Quarter......................    $ 1,935,227    $1,995,227
Average Amount Outstanding During the
         Quarter......................    $ 1,858,560    $1,626,398
Unused Credit Available...............    $  682,156     $1,204,081

* The stated interest rate per annum is equal to 3/4 of a percent over the prime rate

The interest expense on the revolving loan was $49,485 for the three months ended March 31, 1997. Additional interest expense was reported related to the leased capital equipment and other long term borrowing. The interest expense on the leased capital equipment was $23,157 and the interest expense on other long term borrowing was $33,908 for the three months ended March 31, 1997.

NOTE F - STOCK OPTIONS AND WARRANTS

As of March 31, 1997, options to purchase an aggregate of 309,000 shares of the Company's Common Stock were granted and outstanding under the Company's 1989 Stock Option Plan. As of March 31, 1997, options to purchase 126,400 shares granted under the 1989 Stock Option Plan were exercisable. The exercise prices of all outstanding options range from $0.06 to $3.64 per share.

As of March 31, 1997, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  Management's Discussion and Analysis or Plan of Operation

Results of Operations
Three months ended March 31 1997 v.
Three months ended March 31 1996

Net Sales:
The Company recorded net sales of $2,822,095 for the three months ended March 31 1997, an increase of 61% from net sales of $1,753,052 for the same period in 1996. The increase in sales for the first quarter of 1997 compared to 1996 was primarily attributed to sales to Select Comfort Corporation pursuant to a $5.6 million dollar purchase order which was approximately thirty percent complete at March 31, 1997.

The Company has continued to identify and secure new contract design and manufacturing customers, as well as to actively market its security/industrial products. The loss of any contract customer could have an adverse effect on the Company's short term results. The management of the Company believes that the contract design and manufacturing portion of its business has potential for growth and is actively promoting this portion of the business.

Gross Profits:
Gross profit was $665,943 or 23.6% of net sales for the three months ended March 31, 1997, compared to $392,421 or 22.4% of net sales for the same period in 1996. The increase in gross profit margins is due in part to the addition of capital equipment. This equipment has helped to streamline production processes and improved monitoring and reporting methods. To a lesser degree, the sales mix has also impacted the gross margins for the period.

Operating Expenses:
General and administrative expense was $264,005 or 9.4% of net sales for the three months ended March 31 1997, compared to $204,153 or 11.6% of net sales for the same period in 1996. The additional general and administrative expenses were necessary to support the increased level of sales during the quarter. As a percentage of sales, general and administrative expenses declined for the first quarter of 1997, compared to the same period in 1996 because general and administrative expenses increased at a slower rate than the increase in sales.

Marketing expense was $66,806 or 2.4% of net sales for the quarter ended March 31, 1997, compared to $52,461 or 3.0% for the same period in 1996. The increase in marketing expense is attributed in part to the addition of a customer service representative needed to support the continued growth in the contract design and manufacturing activities. The Company has continued its emphasis on the marketing of its security/industrial products, in addition to actively pursuing new contract design and manufacturing relationships.

Research and development expense was $100,173 or 3.5% of net sales for the first three months of 1997, compared to $60,330 or 3.4% of net sales for the same period in 1996.

The increased research and development expense is primarily attributed to the addition of technical staff and equipment needed to better serve our customers' growing requirements for design and support services.

Interest Expense:
Interest expense on the revolving line of credit was $1.7% of net sales or $49,485 for the first quarter of 1997, compared to 1.9% of net sales or $33,782 for the same period in 1996. The increase in interest expense reflected additional short term borrowing needed to support increased sales, accounts receivable and inventories.

Net Earnings:
The Company recorded net income of $128,337 or $0.046 per share for the first quarter of 1997, compared to a net income of $71,571 or $0.028 per share for the same period in 1996. The results of the first quarter of 1997 were unfavorably affected by a $43,000 increase in the allowance for doubtful accounts. The allowance was increased after the Company was notified that a customer had filed for chapter eleven bankruptcy. Furthermore, the Company has set up a provision for income taxes in anticipation that any remaining loss carry forwards available to the Company will be used up in the current fiscal year.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on March 31, 1997 was 1.49 to 1, compared to 1.56 to 1 on December 31, 1996. Working capital on March 31, 1997 was $1,602,252 compared to $1,567,234 on December 31, 1996. The increase in working capital during the first quarter reflects increases in inventory ($311,138), accounts receivable ($71,160), and prepaid items ($28,250) that are offset by additional short term borrowing ($355,000) needed to support the increased sales during the first quarter of 1997.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at 3/4% over the prime interest rate. At March 31, 1997, there was $1,935,227 outstanding under the line of credit. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.

                            PART II-OTHER INFORMATION




ITEM 6: Exhibits and Reports on Form 8-K

         (a) See Exhibit Index following the signature page.

         (b) There are no reports on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WINLAND ELECTRONICS, INC.


Dated:  May 5, 1997                        By: /s/ William K. Hankins
                                           William K. Hankins, President,
                                           Chief Executive Officer and
                                           Chief Financial Officer
                                           (Principal Executive Officer
                                           and Principal Financial and
                                           Accounting Officer)

                            WINLAND ELECTRONICS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB



For The Quarter Ended
March 31, 1997



Exhibit
Number            Item


11                Statement Re: Computation of per share earnings.


27                Financial Data Schedule (filed only with electronic version).