Form 10QSB
period 1997-06-30
WINLAND ELECTRONICS INC
filed 1997-08-04
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:   June 30, 1997
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1997, the Registrant had 2,803,881 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                        June 30,    December 31,
                                                                1997          1996
                                                             ----------   ----------
CURRENT ASSETS:
Cash                                                         $   44,612   $   19,499
Accounts Receivable, Net                                      1,528,442    1,327,386
Inventories                                                   3,414,210    2,969,677
Prepaid Items                                                   125,749       63,633
                                                             ----------   ----------
             Total Current Assets                             5,113,013    4,380,195

Property and Equipment, Net                                   3,124,334    3,128,588
Property Under Capital Lease, Net                             1,097,877      721,066
OTHER ASSETS:
             Intangibles                                          7,799        8,564
             Deferred Income Taxes                               52,535       52,535
                                                             ----------   ----------
                          TOTAL ASSETS                       $9,395,558   $8,290,948

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
             Notes Payable                                   $1,930,227   $1,580,227
             Accounts Payable                                   955,008      683,406
             Payroll Taxes Payable                               19,924       34,891
             Wages and Commissions Payable                       41,055       41,815
             Other Accruals                                      98,730      120,382
             Obligations Under Capital Lease                    229,110      163,636
             Deferred Revenue                                    27,001       27,001
             Income Taxes Payable                                22,416          336
             Current Maturities                                 168,506      161,267
                                                             ----------   ----------
                          Total Current Liabilities           3,491,977    2,812,961

LONG TERM LIABILITIES:
             Long Term Maturities                             2,375,121    2,459,644
             Obligations Under Capital Lease
             Less: Current Portion                              786,511      492,120
                                                             ----------   ----------
                          TOTAL LONG TERM LIABILITIES         3,161,632    2,951,764

OTHER LIABILITIES:
             Deferred Revenue
             Less: Current Portion                              202,507      216,007
                          TOTAL LIABILITIES                   6,856,116    5,980,732

SHAREHOLDERS' EQUITY:
             Common Stock                                        28,039       27,511
             Additional Paid-In Capital                       2,068,920    2,047,794
             Retained Earnings                                  442,483      234,911
                                                             ----------   ----------
                          Total Shareholders' Equity          2,539,442    2,310,216
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $9,395,558   $8,290,948


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            QUARTER ENDED
                                                               JUNE 30,

                                                        1997          1996
                                                   -----------    -----------
NET SALES:                                         $ 2,983,529    $ 1,562,655
       Less, Cost of Goods Sold                      2,408,351      1,252,011
                                                   -----------    -----------
       Gross Profit on Sales                           575,178        310,644

OPERATING EXPENSES:
       General and Administrative                      288,144        186,575
       Marketing                                        58,115         42,264
       Research and Development                        108,043         74,262
                                                   -----------    -----------
                    Total Operating Expenses           454,302        303,101

INCOME BEFORE OTHER INCOME
       AND EXPENSE                                     120,876          7,543
                                                   -----------    -----------
MISCELLANEOUS INCOME                                    15,976         18,936
MISCELLANEOUS EXPENSE, PROVISION
       FOR BAD DEBT                                       --             --
INTEREST EXPENSE                                       (57,034)       (36,176)
                                                   -----------    -----------
       TOTAL OTHER INCOME & EXPENSE                    (41,058)       (17,240)
                                                   -----------    -----------

NET INCOME BEFORE TAXES                                 79,818         (9,697)
                                                   -----------    -----------

PROVISION FOR INCOME TAXES                                 584          1,000
                                                   -----------    -----------

NET INCOME                                         $    79,234    $   (10,697)

NET INCOME PER COMMON SHARE                        $     0.028    $    (0.004)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING AS OF JUNE 30, 1997 & 1996               2,798,634      2,587,833


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                             JUNE 30,

                                                      1997           1996
                                                   -----------    -----------

NET SALES:                                        $ 5,805,624    $ 3,315,707
       Less, Cost of Goods Sold                     4,564,503      2,612,641
                                                   -----------    -----------
       Gross Profit on Sales                        1,241,121        703,066

OPERATING EXPENSES:
       General and Administrative                     552,149        390,730
       Marketing                                      124,921         94,724
       Research and Development                       208,216        134,592
                                                   -----------    -----------
                    Total Operating Expenses          885,286        620,046

INCOME BEFORE OTHER INCOME
       AND EXPENSE                                    355,835         83,020
                                                   -----------    -----------
MISCELLANEOUS INCOME                                   24,839         48,811
MISCELLANEOUS EXPENSE, PROVISION
       FOR BAD DEBT                                   (43,000)          --
INTEREST EXPENSE                                     (106,519)       (69,958)
                                                   -----------    -----------
       TOTAL OTHER INCOME & EXPENSE                  (124,680)       (21,147)
                                                   -----------    -----------

NET INCOME BEFORE TAXES                               231,155         61,873
                                                   -----------    -----------

PROVISION FOR INCOME TAXES                             23,584          1,000
                                                   -----------    -----------

NET INCOME                                        $   207,571    $    60,873

NET INCOME PER COMMON SHARE                       $     0.074    $     0.022

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING AS OF JUNE 30, 1997 & 1996              2,788,343      2,585,584

                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED SIX MONTHS ENDED
                                                                   JUNE 30, 1997  JUNE 30, 1996
                                                                 ---------------- ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
       Cash Received from Customers                                $ 5,561,568    $ 3,653,821
       Interest Received                                                11,323         22,171
       Other Miscellaneous Operating Receipts                             --           13,293
       Cash Paid to Suppliers and Employees                         (5,427,642)    (3,950,303)
       Interest Paid                                                  (198,523)      (152,250)
       Income Taxes Paid                                                (1,168)        (1,000)
                                                                   -----------    -----------
           Net Cash (Used) by Operating Activities                     (54,442)      (414,268)
                                                                   -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                             (97,804)      (204,084)
       Cash Proceeds From Sales of Equipment                              --             --
                                                                   -----------    -----------
           Net Cash (Used) by Investing Activities                     (97,804)      (204,084)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Advances on Credit Line                                     350,000        659,775
       Proceeds from Debt                                                 --           57,725
       Payments on Debt                                                (77,284)       (30,350)
       Payments on Capital Lease Obligations                          (117,011)       (56,206)
       Sale of Common Stock                                             21,654          1,376
                                                                   -----------    -----------
           Net Cash Provided by Financing Activities                   177,359        632,320
                                                                   -----------    -----------
NET INCREASE IN CASH                                                    25,113         13,968
CASH - BEGINNING OF YEAR                                                19,499          2,839
                                                                   -----------    -----------
CASH - END OF PERIOD                                              $     44,612    $    16,807
                                                                   -----------    -----------

                 RECONCILIATION OF NET INCOME TO NET CASH (USED)
                             BY OPERATING ACTIVITIES


Net Income (Loss)                                                 $    207,571    $    60,873
Adjustments:
Disposition of Assets                                                       15            155
Depreciation & Amortization                                            202,904        126,333
(Increase) Decrease in Accounts Receivable                            (201,056)       337,154
(Increase) Decrease in Inventory                                      (444,533)      (576,703)
(Increase) Decrease in Prepaid Items                                   (62,116)        10,804
(Decrease) Increase in Accounts Payable                                271,602       (354,650)
(Decrease) Increase in Wages Payable                                      (760)         4,078
(Decrease) Increase in Accrued Payroll Taxes                           (14,967)         2,207
(Decrease) Increase in Other Accruals                                  (21,652)       (11,019)
(Decrease) Increase in Deferred Revenue                                (13,530)       (13,500)
(Decrease) Increase in Income Taxes Payable                             22,080           --
                                                                   -----------    -----------
Net Cash (Used) by Operating Activities                           $    (54,442)   $  (414,268)
                                                                   -----------    -----------


                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)
NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion all adjustments necessary to a fair presentation of the results for the interim period have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. Except for those described in note B below, all other adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, net operating loss carry-overs, lease and license commitments and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $46,921 at June 30, 1997 and $4,455 at December 31, 1996. The following allowance for doubtful accounts was increased by $43,000 in the first quarter of 1997. The Company was informed that a customer had filed for chapter eleven bankruptcy, which required a significant increase to the allowance.

NOTE C - INVENTORY
Major Components of inventory at June 30, 1997 and December 31, 1996 are as follows:
                                                     June 30,    December 31,
                                                       1997         1996
                                                    ----------   ----------
Raw Materials                                       $2,201,958   $1,695,764
Work In Process                                        494,619      554,090
Finished Goods                                         708,515      709,860
Manufacturing, Shipping, and Office Supplies             9,118        9,963
                                                    ----------   ----------
                        Total                       $3,414,210   $2,969,677
                                                    ----------   ----------

NOTE D - PROPERTY AND EQUIPMENT
Property and Equipment not under capital leases consists of the following at June 30, 1997 and December 31, 1996:
                                                     June 30,   December 31,
                                                       1997          1996
                                                    ----------    ----------
Building                                           $ 2,361,016    $ 2,343,275
Land                                                   192,640        192,640
Office Equipment                                       159,424        341,658
Computer & Telephone Equipment                         339,917           --
Research & Development                                 109,369        143,941
Marketing and Display Equipment                         18,152         31,413
Factory Equipment                                      520,705        549,567
Land Improvements                                       77,369         77,369
Accumulated Deprecation                               (654,258)      (551,275)
                                                   -----------    -----------
                        Net Book Value             $ 3,124,334    $ 3,128,588
                                                   -----------    -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)
NOTE D - CONTINUED
Property and Equipment under capital leases consists of the following at June 30, 1997 and at December 31, 1996:

                                                                              June 30,      December 31,
                                                                                1997            1996
                                                                              ----------     ----------
Factory Equipment                                                            $ 1,269,214    $   863,472
Office Equipment                                                                  60,408         95,754
Computer & Telephone Equipment                                                   110,640           --
Research & Development                                                             4,401          4,401
Accumulated Amortization                                                        (346,786)      (242,561)
                                                                              ----------     ----------
            Total Leased Property and Equipment, Net of
                        Accumulated Amortization                             $ 1,097,877    $   721,066
                                                                              ----------     ----------
Capital Leases are summarized as follows:
Lease on factory equipment with lease period expiring
May of 2002, at an interest rate of 10.04%                                   $    63,354    $      --
Lease on factory equipment with lease period expiring
June of 2002, at an interest rate of 10.04%                                       78,939           --
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 9.94%                                       60,920           --
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 8.88%                                      204,652           --
Lease on computer and telephone equipment with lease
period expiring February of 2000, at an interest rate of 9.01%                    36,989           --
Lease on factory equipment with lease period expiring
August of 2001, at an interest rate of 9.49%                                     222,134        242,293
Lease on factory equipment with lease period expiring
July of 2001, at an interest rate of 9.96%                                       104,810        113,809
Lease on factory, office, and R&D equipment with lease
period expiring July of 1997, at an interest rate of 8.0%                            902          6,195
Lease on factory and office equipment with lease period
expiring January of 2000, at interest  of 1% over prime                          207,693        248,826
Lease on factory equipment with lease period expiring
October of 1998 at an interest rate of 9.23%                                      18,731         25,641
Lease on office equipment with lease period expiring
March of 2000 at an interest rate of 9%                                           16,497         18,992
                                                                              ----------     ----------
Total                                                                        $ 1,015,621    $   655,756
Less Current Portion                                                             (229110)       (163636)
                                                                              ----------     ----------
Long Term Obligation Under Capital Leases                                    $    786511    $    492120
                                                                              ----------     ----------

NOTE E - SHORT TERM BORROWING
Short term borrowing consists of the following at June 30, 1997 and December 31, 1996 balance sheet:
                                                    June 30,     December 31,
Norwest Bank - Revolving Credit Line                  1997          1996
                                                   ----------    ----------
Balance                                            $1,930,227    $1,580,227
Stated Interest Rate per Annum                           9.25%          9.0%*
Maximum Amount Outstanding During the Quarter      $2,050,227    $1,995,227
Average Amount Outstanding During the Quarter      $1,986,894    $1,626,398
Unused Credit Available                            $  881,723    $1,204,081

* The stated interest rate per annum is equal to 3/4 of a percent over prime rate

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

The interest on the revolving loan was $57,034 for the three months ended June 30, 1997 and $106,519 for the first six months of 1997. Additional interest expense was reported related to the leased capital equipment and other term borrowing. The interest expense on leased equipment was $24,662 and $47,819 for the three and six months ended June 30, 1997. Interest expense on other long term borrowing was $22,907 and $56,815 for the three and six months ended June 30, 1997.

NOTE F - STOCK OPTIONS AND WARRANTS
As of June 30, 1997, options to purchase an aggregate of 307,000 shares of the Company's common stock were granted and outstanding under the Company's 1989 Stock Option Plan(the "1989 Plan"). As of June 30, 1997, options to purchase 143,600 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $0.06 to $3.64 per share. Options to purchase 6,000 shares were granted and outstanding under the 1997 Stock Option Plan, all of which were exercisable at June 30, 1997. The exercise price of such options was $3.125.

As of June 30, 1997, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three and six months ended June 30 1997 v.
Three and six months ended June 30 1996

Net Sales:
The Company recorded net sales of $2,983,529 for the three months ended June 30, 1997, an increase of 91% from net sales of $1,562,655 for the same period in 1996. Net sales of $5,805,624 were recorded for the first six months of 1997, compared to $3,315,707 for the same period in 1996, a 75% increase. The increase in sales for the second quarter and first six months of 1997 compared to the same period in 1996 was primarily attributed to sales to Select Comfort Corporation pursuant to a $6.9 million dollar purchase order, which was increased from $5.6 million dollars in July of 1997. The current Select Comfort Corporation purchase order was approximately 56% complete at June 30, 1997. Sales of security/industrial products were off slightly for the three months ended June 30, 1997 compared to the same period in 1996, and experienced a slight increase for the first six months of 1997 compared to the same period in 1996.

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

Gross Profits:
Gross profit was $575,178 or 19.3% of net sales for the three months ended June 30, 1997, compared to $310,644 or 19.9% of net sales for the same period in 1996. For the first six months of 1997, gross profit was $1,241,121 or 21.4% of net sales, compared to $703,066 or 21.2% of net sales for the same period in 1996. Although sales increased significantly for the three months and six months ended June 30, 1997, the gross profit, as a percentage of sales, declined slightly for the three month period compared to the same period in 1996. Factors that contributed to the lower than anticipated gross profits were: 1) startup costs associated with a significant new OEM customer's product line; 2) an engineering change of a security product, which resulted in the reworking of existing stock, and; 3) greater than expected costs associated with the design and manufacture of a new product line for an existing OEM customer.

Operating Expenses:
General and administrative expense was $288,144 or 9.7% of net sales for the three months ended June 30 1997, compared to $186,575 or 11.9% of net sales for the same period in 1996. General and administrative expense was $552,149 or 9.5% for the first six months of 1997, compared to $390,730 or 11.8% of net sales for the same period in 1996. As a percentage of net sales, general and administrative expenses declined for the three months and six months ended June 30, 1997, compared to the same periods in 1996 due to the increase in sales. The increase in actual general and administrative expenses of $101,569 for the quarter and $161,419 for the first six months of 1997, compared to the same periods in 1996, are associated with additional costs necessary to support an increased level of business.

Marketing expense was $58,115 or 1.9% of net sales for the quarter ended June 30, 1997, compared to $42,264 or 2.7% for the same period in 1996. The marketing expenses for the first six months of 1997 were $124,921 or 2.2% of net sales, compared to $94,724 or 2.9% of net sales for the same period in 1996. As a percentage of net sales, the marketing expenses declined for second quarter and first six months of 1997, compared to the same periods in 1996. The actual marketing expenses increased for the second quarter and first six months of 1997, but at a slower rate than the increase in net sales.

Research and development expense was $108,043 or 3.6% of net sales for the three months ended June 30, 1997, compared to $74,262 or 4.8% of net sales for the same period in 1996. Research and development expenses were $208,216 or 3.6% of net sales for the first six months of 1997, compared to $134,592 or 4.2% of net sales for the same period in 1996. While research and development expenses, as a percentage of net sales, declined for both the second quarter and first six months of 1997, the actual expenses increased $33,781 for the second quarter and $73,624 for the first six months 1997 compared to the same periods in 1996. The increases are attributed to the addition of technical staff and equipment needed to better serve our customers' growing requirements for design and support services.

Interest Expense:
Interest expense on the revolving line of credit was $57,034 or 1.9% of net sales for the three months ended June 30, 1997, compared to $36,176 or 2.3% of net sales for the same period in 1996. Interest expense for the first six months of 1997 on the revolving line of credit was $106,519 or 1.8% of net sales compared to $69,958 or 2.1% of net sales for the same period in 1996. The increase in interest expense reflected additional short term borrowing needed to support increased sales, as well as increases in interest rates compared to 1996.

Net Earnings:
The Company reported net income of $79,234 or $0.028 per share for the three months ended June 30, 1997, compared to a net loss of $10,697 or $0.004 per share for the same period in 1996. For the six months ended June 30, 1997, the Company reported net income of $207,571 or $0.074 per share, compared to net income of $60,873 or $0.022 per share for the same period in 1996.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on June 30, 1997 was 1.46 to 1, compared to 1.56 to 1 on December 31, 1996. Working capital on June 30, 1997 was $1,621,036 compared to $1,567,234 on December 31, 1996. The increase in working capital is primarily attributed to increases in inventory, accounts receivable, and prepaid items that are offset by additional short term borrowing needed to support the increased sales during the first six months of 1997. The Company has no material commitments for the capital expenditures as of this date here of.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at 3/4% over the prime interest rate. At June 30, 1997, there was an outstanding balance of $1,930,227 under the line of credit. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.

                            PART II-OTHER INFORMATION



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting on May 6, 1997.

         (b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

         The shareholders set the number of directors at five (5) by a vote of 2,347,384 shares in favor, with 9,635 shares voted against and 15,090 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of the shareholders with the following votes:

                                       Number of                   Number of
             Nominee                   Votes For                 Votes Withheld

             W. Kirk Hankins           2,346,709                      25,400
             Lorin E. Krueger          2,346,709                      25,400
             Kirk P. Hankins           2,324,734                      47,375
             S. Robert Dessalet        2,349,009                      23,100
             Thomas J. de Petra        2,328,259                      43,850

         The shareholders approved the Company's 1997 Employee Stock Purchase Plan by a vote of 1,601,742 shares in favor, with 63,474 shares voted against, 26,825 shares abstaining and 680,468 shares present for determining the quorum but which lacked authority to vote on this matter (broker non-votes).

         The shareholders approved the Company's 1997 Stock Option Plan by a vote of 1,569,912 shares in favor, with 83,954 shares voted against, 32,865 shares abstaining and 685,378 shares present for determining a quorum but which lacked authority to vote on this matter (broker non-votes).

         The shareholders ratified the appointment of Ahern Montag & Vogler, Ltd. as independent Auditors for the Company for the year ending December 31, 1997 by a vote of 2,352,944 shares in favor, with 6,250 shares voted against and 12,915 shares abstaining.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index following the signature page.

         (b) There are no reports on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WINLAND ELECTRONICS, INC.


Dated: August 1, 1997                       By: /s/ W. K. Hankins
                                            William K. Hankins, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (Principal Executive Officer
                                            and Principal Financial and
                                            Accounting Officer)

                            WINLAND ELECTRONICS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB



For The Quarter Ended
June 30, 1997



Exhibit
Number            Item


10.1       Winland Electronics Inc. 1997 Employee Stock Purchase Plan

10.2       Winland Electronics Inc. 1997 Stock Option Plan

10.3       Form of Incentive Stock Option Agreement under 1997 Stock Option Plan

10.4       Form of Nonqualified Stock Option Agreement under 1997 Stock Option
           Plan

11         Statement Re: Computation of per share earnings.

27         Financial Data Schedule (filed only with electronic version).