Form 10QSB
period 1997-09-30
WINLAND ELECTRONICS INC
filed 1997-11-10
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1997
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

         Yes  x                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1997, the Registrant had 2,803,881 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                                No   x

                          PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                 September 30,  December 31,
                                                            1997         1996
                                                        ----------   ----------
CURRENT ASSETS:
Cash                                                    $  167,906   $   19,499
Accounts Receivable, Net                                 1,240,680    1,327,386
Inventories                                              3,320,231    2,969,677
Prepaid Items                                              135,867       63,633
                                                        ----------   ----------
             Total Current Assets                        4,864,684    4,380,195

Property and Equipment, Net                              3,165,875    3,128,588
Property Under Capital Lease, Net                        1,053,326      721,066
OTHER ASSETS:
             Intangibles                                     7,417        8,564
             Deferred Income Taxes                          52,535       52,535
                                                        ----------   ----------
                          TOTAL ASSETS                  $9,143,837   $8,290,948

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
             Notes Payable                              $1,822,227   $1,580,227
             Accounts Payable                              677,345      683,406
             Payroll Taxes Payable                          27,437       34,891
             Wages and Commissions Payable                  66,463       41,815
             Other Accruals                                133,912      120,382
             Obligations Under Capital Lease               229,019      163,636
             Deferred Revenue                               27,001       27,001
             Income Taxes Payable                           22,416          336
             Current Maturities                            169,530      161,267
                                                        ----------   ----------
                          Total Current Liabilities      3,175,350    2,812,961

LONG TERM LIABILITIES:
             Long Term Maturities                        2,332,376    2,459,644
             Obligations Under Capital Lease
             Less: Current Portion                         725,547      492,120
                                                        ----------   ----------
                          TOTAL LONG TERM LIABILITIES    3,057,923    2,951,764

OTHER LIABILITIES:
             Deferred Revenue
             Less: Current Portion                         195,756      216,007
                                                        ----------   ----------
                          TOTAL LIABILITIES              6,429,029    5,980,732

SHAREHOLDERS' EQUITY:
             Common Stock                                   28,039       27,511
             Additional Paid-In Capital                  2,068,920    2,047,794
             Retained Earnings                             617,849      234,911
                                                        ----------   ----------
                          Total Shareholders' Equity     2,714,808    2,310,216

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $9,143,837   $8,290,948

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                        QUARTER ENDED
                                                        SEPTEMBER 30,

                                                    1997           1996
                                               -----------    -----------
NET SALES:                                     $ 2,854,539    $ 2,183,619
       Less, Cost of Goods Sold                  2,242,295      1,787,402
                                               -----------    -----------
       Gross Profit on Sales                       612,244        396,217

OPERATING EXPENSES:
       General and Administrative                  207,481        188,970
       Marketing                                    59,798         48,407
       Research and Development                    113,852         88,073
                                               -----------    -----------
                    Total Operating Expenses       381,131        325,450

INCOME BEFORE OTHER INCOME
       AND EXPENSE                                 231,113         70,767
                                               -----------    -----------
MISCELLANEOUS INCOME                                19,675         14,336
MISCELLANEOUS EXPENSE, PROVISION
       FOR BAD DEBT                                (19,400)          --
INTEREST EXPENSE                                   (55,438)       (43,390)
                                               -----------    -----------
       TOTAL OTHER INCOME & EXPENSE                (55,163)       (29,054)
                                               -----------    -----------

NET INCOME BEFORE TAXES                            175,950         41,713
                                               -----------    -----------

PROVISION FOR INCOME TAXES                             584            500
                                               -----------    -----------

NET INCOME                                     $   175,366    $    41,213

NET INCOME PER COMMON SHARE                    $     0.063    $     0.016

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING AS OF SEPTEMBER 30, 1997 & 1996      2,803,881      2,599,911

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,

                                                    1997          1996
                                               -----------    -----------

NET SALES:                                     $ 8,660,164    $ 5,499,326
       Less, Cost of Goods Sold                  6,806,799      4,400,044
                                               -----------    -----------
       Gross Profit on Sales                     1,853,365      1,099,282

OPERATING EXPENSES:
       General and Administrative                  759,630        579,699
       Marketing                                   184,720        143,132
       Research and Development                    322,067        222,665
                                               -----------    -----------
                    Total Operating Expenses     1,266,417        945,496

INCOME BEFORE OTHER INCOME
       AND EXPENSE                                 586,948        153,786
                                               -----------    -----------
MISCELLANEOUS INCOME                                44,513         63,147
MISCELLANEOUS EXPENSE, PROVISION
       FOR BAD DEBT                                (62,400)          --
INTEREST EXPENSE                                  (161,957)      (113,348)
                                               -----------    -----------
       TOTAL OTHER INCOME & EXPENSE               (179,844)       (50,201)
                                               -----------    -----------

NET INCOME BEFORE TAXES                            407,104        103,585
                                               -----------    -----------

PROVISION FOR INCOME TAXES                          24,168          1,500
                                               -----------    -----------

NET INCOME                                     $   382,936    $   102,085

NET INCOME PER COMMON SHARE                    $     0.137    $     0.039

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING AS OF SEPTEMBER 30, 1997 & 1996      2,793,522      2,590,689

                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 1997           SEPTEMBER 30, 1997
                                                                            -----------                   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
       Cash Received from Customers                                         $ 8,684,470                   $ 5,062,708
       Interest Received                                                         22,411                        27,622
       Other Miscellaneous Operating Receipts                                     1,400                        15,428
       Cash Paid to Suppliers and Employees                                  (7,991,729)                   (5,370,986)
       Interest Paid                                                           (326,595)                     (239,292)
       Income Taxes Paid                                                         (1,752)                       (1,500)
                                                                            -----------                   -----------
           Net Cash Provided (Used) by Operating Activities                     388,205                      (506,020)
                                                                            -----------                   -----------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                                     (215,473)                     (243,791)
       Cash Proceeds From Sales of Equipment                                      3,165                          --
                                                                            -----------                   -----------
           Net Cash Provided  (Used) by Investing Activities                   (212,308)                     (243,791)
                                                                            -----------                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Advances on Credit Line                                              242,000                       919,775
       Proceeds from Debt                                                          --                          57,725
       Payments on Debt                                                        (119,005)                      (46,094)
       Payments on Capital Lease Obligations                                   (172,139)                      (95,299)
       Sale of Common Stock                                                      21,654                         1,376
                                                                            -----------                   -----------
           Net Cash Provided by Financing Activities                            (27,490)                      837,483
                                                                            -----------                   -----------
NET INCREASE IN CASH                                                            148,407                        87,672
CASH - BEGINNING OF YEAR                                                         19,499                         2,839
                                                                            -----------                   -----------
CASH - END OF PERIOD                                                        $   167,906                   $    90,511
                                                                            -----------                   -----------

                 RECONCILIATION OF NET INCOME TO NET CASH (USED)
                             BY OPERATING ACTIVITIES


Net Income (Loss)                                                           $   382,936                  $   102,085
Adjustments:
Disposition of Assets                                                              (407)                         155
Depreciation & Amortization                                                     315,266                      193,271
(Increase) Decrease in Accounts Receivable                                       86,706                     (436,617)
(Increase) Decrease in Inventory                                               (350,554)                    (343,818)
(Increase) Decrease in Prepaid Items                                            (72,234)                     (11,422)
(Decrease) Increase in Accounts Payable                                          (6,061)                     (35,192)
(Decrease) Increase in Wages Payable                                             24,648                       43,371
(Decrease) Increase in Accrued Payroll Taxes                                     (7,454)                       7,301
(Decrease) Increase in Other Accruals                                            13,530                       (4,903)
(Decrease) Increase in Deferred Revenue                                         (20,251)                     (20,251)
(Decrease) Increase in Income Taxes Payable                                      22,080                         --
                                                                            -----------                   -----------
Net Cash Provided (Used) by Operating Activities                            $   388,205                   $ (506,020)
                                                                            -----------                   -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
NOTE A - BASIS OF PRESENTATION

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

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $66,330 at September 30, 1997 and $4,455 at December 31, 1996. The allowance for doubtful accounts was increased by $62,400 in 1997 to reflect increased uncertainty regarding a customer that had filed for chapter eleven bankruptcy.

NOTE C - INVENTORY

Major Components of inventory at September 30, 1997 and December 31, 1996 are as follows:

                                             September 30,   December 31,
                                                  1997           1996
                                              -----------    -----------
Raw Materials                                  $2,219,624    $1,695,764
Work In Process                                   461,699       554,090
Finished Goods                                    630,705       709,860
Manufacturing, Shipping, and Office Supplies        8,203         9,963
                                              -----------    -----------
                        Total                  $3,320,231    $2,969,677
                                              -----------    -----------

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment not under capital leases consists of the following at September 30, 1997 and December 31, 1996:

                                             September 30,   December 31,
                                                  1997           1996
                                              -----------    -----------
Building                                      $ 2,376,511    $ 2,343,275
Land                                              192,640        192,640
Office Equipment                                  166,429        341,658
Computer & Telephone Equipment                    390,729           --
Research & Development                            109,369        143,941
Marketing and Display Equipment                    18,152         31,413
Factory Equipment                                 547,845        549,567
Land Improvements                                  77,369         77,369
Accumulated Deprecation                          (713,169)      (551,275)
                                              -----------    -----------
                        Net Book Value        $ 3,165,875    $ 3,128,588
                                              -----------    -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE D - CONTINUED

Property and Equipment under capital leases consists of the following at September 30, 1997 and at December 31, 1996:


                                                                              September 30,   December 31,
                                                                                   1997           1996
                                                                               -----------    -----------
Factory Equipment                                                              $ 1,247,109    $   863,472
Office Equipment                                                                    41,623         95,754
Computer & Telephone Equipment                                                     110,640           --
Research & Development                                                                --            4,401
Accumulated Amortization                                                          (346,046)      (242,561)
                                                                               -----------    -----------
            Total Leased Property and Equipment, Net of
                        Accumulated Amortization                               $ 1,053,326    $   721,066
                                                                               -----------    -----------
Capital Leases are summarized as follows:
Lease on factory equipment with lease period expiring
May of 2002, at an interest rate of 10.04%                                     $    60,989    $      --
Lease on factory equipment with lease period expiring
June of 2002, at an interest rate of 10.04%                                         76,053           --
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 9.94%                                         58,493           --
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 8.88%                                        196,474           --
Lease on computer and telephone equipment with lease
period expiring February of 2000, at an interest rate of 9.01%                      34,038           --
Lease on factory equipment with lease period expiring
August of 2001, at an interest rate of 9.49%                                       211,691        242,293
Lease on factory equipment with lease period expiring
July of 2001, at an interest rate of 9.96%                                         100,140        113,809
Lease on factory, office, and R&D equipment with lease
period expiring July of 1997, at an interest rate of 8.0%                             --            6,195
Lease on factory and office equipment with lease period
expiring January of 2000, at interest  of 1% over prime                            186,332        248,826
Lease on factory equipment with lease period expiring
October of 1998 at an interest rate of 9.23%                                        15,155         25,641
Lease on office equipment with lease period expiring
March of 2000 at an interest rate of 9%                                             15,201         18,992
                                                                               -----------    -----------
Total                                                                          $   954,566    $   655,756
Less Current Portion                                                              (229,019)      (163,636)
                                                                               -----------    -----------
Long Term Obligation Under Capital Leases                                      $   725,547    $   492,120
                                                                               -----------    -----------

NOTE E - SHORT TERM BORROWING

Short term borrowing consists of the following at September 30, 1997 and December 31, 1996 balance sheet:

                                                                             September 30,    December 31,
Norwest Bank - Revolving Credit Line                                              1997           1996
                                                                               -----------    -----------
Balance                                                                        $1,822,227     $1,580,227
Stated Interest Rate per Annum                                                        9.0%*          9.0%*
Maximum Amount Outstanding During the Quarter                                  $1,897,227     $1,995,227
Average Amount Outstanding During the Quarter                                  $1,872,227     $1,626,398
Unused Credit Available                                                        $  755,003     $1,204,081

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

* The stated interest rate per annum was equal to 3/4 of a percent over prime rate for the majority of the third quarter. Effective September 18, 1997, the stated interest rate per annum was reduced to 1/2 of a percent over the prime rate. The interest on the revolving loan was $55,438 for the three months ended September 30, 1997 and $161,957 for the first nine months of 1997. Additional interest expense was reported related to the leased capital equipment and other term borrowing. The interest expense on leased equipment was $23,952 and $71,772 for the three and nine months ended September 30, 1997. Interest expense on other long term borrowing was $33,507 and $90,322 for the three and nine months ended September 30, 1997.

NOTE F - STOCK OPTIONS AND WARRANTS

As of September 30, 1997, options to purchase an aggregate of 305,000 shares of the Company's common stock were granted and outstanding under the Company's 1989 Stock Option Plan(the "1989 Plan"). As of September 30, 1997, options to purchase 154,900 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $0.06 to $3.64 per share. Options to purchase 6,000 shares were granted and outstanding under the 1997 Stock Option Plan, all of which were exercisable at September 30, 1997. The exercise price of such options was $3.125.

As of September 30, 1997, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three and nine months ended September 30 1997 v.
Three and nine months ended September 30 1996

Net Sales:
The Company recorded net sales of $2,854,539 for the three months ended September 30, 1997, an increase of 30.7% from net sales of $2,183,619 for the same period in 1996. Net sales of $8,660,164 were recorded for the first nine months of 1997, compared to $5,499,326 for the same period in 1996, a 57.5% increase. The increase in sales for the third quarter and first nine months of 1997 compared to the same period in 1996 was primarily attributed to sales to Select Comfort Corporation pursuant to a $9.7 million dollar purchase order, which was increased from $6.9 million dollars in October of 1997. The Select Comfort Corporation purchase order for $9.7 million was approximately 59% complete at September 30, 1997. In addition to the Select Comfort purchase order the Company also has in place a $5.5 million dollar manufacturing agreement with PeopleNet Communications Corporation of Chaska, MN. The Company plans to begin production in relation to this agreement in late 1997. In late October of 1997 the Company announced that it had been awarded a $250,000 purchase order from Keyless Door Lock Company, for the manufacture of a residential key less entry system, to be fulfilled in late 1997 and early 1998. In addition, sales of the Company's security/industrial products were up slightly for both the third quarter and first nine months of 1997, compared to 1996.

The Company has continued to identify and secure new contract design and manufacturing customers, as well as to actively market its security/industrial products. The loss of any contract customer could have an adverse effect on the Company's short-term results. The management of the Company believes that the contract design and manufacturing portion of its business has the greatest potential for growth and is actively promoting this portion of the business.

Gross Profits:
Gross profit was $612,244 or 21.4% of net sales for the three months ended September 30, 1997, compared to $396,217 or 18.1% of net sales for the same period in 1996. For the first nine months of 1997, gross profit was $1,853,365 or 21.4% of net sales, compared to $1,099,282 or 20.0% of net sales for the same period in 1996. As a percentage of net sales, gross profits increased only slightly for the three and nine months ended September 30, 1997, compared to the same periods in 1996. The higher gross profits are primarily attributed to the sales mix during the quarter and first nine months of 1997 compared to 1996.

Operating Expenses:
General and administrative expense was $207,481 or 7.3% of net sales for the three months ended September 30 1997, compared to $188,970 or 8.7% of net sales for the same period in 1996. General and administrative expense was $759,630 or 8.8% for the first nine months of 1997, compared to $579,699 or 10.5% of net sales for the same period in 1996. As a percentage of net sales, general and administrative expenses declined for the three months and nine months ended September 30, 1997, compared to the same periods in 1996. The decline in general and administrative expense is primarily attributed to the costs associated with supporting a growing sales base increasing at a slower rate than the sales for the periods ended September 30, 1997.

Marketing and customer relations expense was $59,798 or 2.1% of net sales for the quarter ended September 30, 1997, compared to $48,407 or 2.2% for the same period in 1996. The marketing and customer relations expense for the first nine months of 1997 was $184,720 or 2.1% of net sales, compared to $143,132 or 2.6% of net sales for the same period in 1996. As a percentage of net sales, the marketing and customer relations expense declined for the third quarter and first nine months of 1997, compared to the same periods in 1996. While the Company continues to actively market its security/industrial products, there has been a shift to emphasize the Company's design and manufacturing capabilities of custom controls and assemblies. These custom controls and assemblies are sold primarily for the Company's contract manufacture customers.

Research and development expense was $113,852 or 4.0% of net sales for the three months ended September 30, 1997, compared to $88,073 or 4.0% of net sales for the same period in 1996. For the first nine months of 1997 research and development expenses were $322,067 or 3.7% of net sales, compared to $222,665 or 4.0% of net sales for the same period in 1996. While research and development expenses, as a percentage of net sales, declined or remained the same for the three and nine months ended September 30, 1997, the actual expenses increased to support the Company's emphasis on the expansion of its engineering capabilities. The increases are primarily attributed to the addition of technical staff and equipment.

Interest  Expense:
Interest expense on the revolving line of credit was $55,438 or 1.9% of net sales for the three months ended September 30, 1997, compared to $43,390 or 2.0% of net sales for the same period in 1996. Interest expense for the first nine months of 1997 on the revolving line of credit was $161,957 or 1.9% of net sales compared to $113,348 or 2.1% of net sales for the same period in 1996. The increase in interest expense reflected additional short-term borrowing needed to support increased sales, as well as increases in interest rates compared to 1996.

Net Earnings:
The Company reported net income of $175,366 or $0.063 per share for the three months ended September 30, 1997, compared to net income of $41,213 or $0.016 per share for the same period in 1996. For the nine months ended September 30, 1997, the Company reported net income of $382,936 or $0.137 per share, compared to net income of $102,085 or $0.039 per share for the same period in 1996.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on September 30, 1997 was 1.53 to 1, compared to 1.56 to 1 on December 31, 1996. Working capital on September 30, 1997 was $1,689,334 compared to $1,567,234 on December 31, 1996. The increase in working capital is primarily attributed to increases in inventory, and prepaid items that are offset by additional short term borrowing needed to support the increased sales during the first nine months of 1997. The Company has pending lease agreements for capital equipment expenditures in excess of $700,000, for which delivery is expected in 1997.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at 1/2% over the prime interest rate. On September 18, 1997, pursuant to the "Third Amendment" to the revolving credit agreement, the interest rate was reduced from 3/4 % over prime to 1/2 % over prime. At September 30, 1997, there was an outstanding balance of $1,822,227 under the line of credit. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.

                            PART II-OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS


The Company is one of 18 different companies who are defendants in a products liability case. The plaintiffs are Debmar, Inc. and St. Paul Fire and Marine Insurance Company. It is venued in the Superior Court of Maricopa County, Phoenix, Arizona. The case was filed in May of 1997, although it was not served on the Company until a few months later. The plaintiff Debmar is a company that provides vaccines to various medical entities, and St. Paul Fire and Marine is Debmar's insurance carrier. Debmar claims that a refrigeration system that it purchased to store certain vaccines was defective, causing a drop in the refrigeration system's temperatures in May of 1995 and an alleged subsequent substantial loss of vaccines. Debmar's insurance carrier paid for the economic loss and is now seeking indemnification for the payment from virtually all of the companies that had any relationship in manufacturing component parts for the refrigeration system, distributing or maintaining the refrigeration system. The amount of the claimed loss is in excess of $1.1 million. It appears that the Company is a party in this case because it produced a small component of the larger refrigeration system.



ITEM 5: OTHER INFORMATION

Effective September 8, 1997, Steven N. Bronson resigned as a member of the Company's Board of Directors. The Company does not plan to be replace Mr. Bronson at this time.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) See Exhibit Index following the signature page.

  (b) There are no reports on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WINLAND ELECTRONICS, INC.


Dated: Nov. 10, 1997               By: /s/ W. K. Hankins
                                   William K. Hankins, President,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   (Principal Executive Officer
                                   and Principal Financial and
                                   Accounting Officer)

                           WINLAND ELECTRONICS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                                SEPTEMBER 30,1997



Exhibit
Number            Item

11                Statement Re: Computation of per share earnings.

27                Financial Data Schedule (filed only with electronic version).