Form 10KSB
period 1997-12-31
WINLAND ELECTRONICS INC
filed 1998-03-26
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997        Commission File No.: 0-18393

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

Issuer's revenues for fiscal year ended December 31, 1997:  $12,382,878

The aggregate market value of the Common Stock held by non-affiliates as of March 12, 1998 was approximately $4,315,655 based on the closing sale price of the Issuer's Common Stock on such date.

There were 2,833,039 shares of Common Stock, $.01 par value, outstanding as of March 12, 1998.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes        No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the "Company") was incorporated as a Minnesota corporation in October 1972. Before 1985, the Company derived most of its revenues from the sale of security devices to farms and businesses. These security devices monitor and detect temperature, power failure, water leakage and other environmental emergencies. In 1984, in an effort to diversify its business, the Company began to design and manufacture custom controls and assemblies for OEM customers. Throughout 1997, the Company continued to position itself as a leading full service provider of custom electronic controls and assemblies. The design and manufacturing of custom controls and assemblies for OEM customers provided over 80% of the Company's total revenue in 1997. The Company now provides controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain its presence in the security and industrial markets with the sales of its own line of proprietary products.

PRODUCTS

The Company currently designs, produces and distributes products in two product categories defined as "Electronic Controls and Assemblies for OEM Customers" and "Security/Industrial Products."

Electronic Controls and Assemblies for OEM Customers. The Company designs and manufactures custom electronic controls and assemblies for several OEM customers. The Company responds to OEM customer needs by providing a mix of value added services that go well beyond traditional contract manufacturing. The services provided include product design, value engineering, manufacturing engineering, testing, out-of-warranty repair, shipping and warehousing. These services help to differentiate the Company from the competition and help increase customer satisfaction, confidence and loyalty. A partial listing of the several current OEM customers includes companies such as Select Comfort Corporation, Johnson Worldwide Associates, CIC Systems, Inc., Scotsman Industries, Inc. and PeopleNet Communications Corporation. The Company has in place several firm purchase agreements with OEM customers which are scheduled to be fulfilled in 1998 and subsequent years. There is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 85% and 73% of the Company's total sales during 1997 and 1996, respectively.

Proprietary Security/Industrial Products. The Company is a supplier of simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Companies "ALERT" series of products may be hooked up to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. Security/industrial product sales accounted for 15% and 26% of the Company's total sales for 1997 and 1996, respectively.

MARKETING AND DISTRIBUTION

The Company markets its design and manufacturing services to prospective OEM customers primarily through in-house sales and marketing efforts, referrals from existing customers and suppliers and leads generated by outside manufacturers' representatives. One of the Company's key marketing objectives is to form long range business relationships with OEM customers by working to develop a degree of technological interdependence between itself and the customer. With this in mind, the Company has worked to profile and seek out new OEM customers that need a more complete solution to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by staying focused on what it does best, responding to customer needs with exceptional service, technical expertise and continuing to deliver quality cost effective controls and assemblies to its OEM customers.

The Company markets its proprietary security/industrial products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs and national and regional trade expositions. Currently, the Company sells these products through a distribution network of over 350 locations in the United States, Canada, Mexico and Europe.

SOURCE OF MATERIALS

Raw material components and some subassemblies are purchased from outside vendors, and they are qualified through inspection before being incorporated into the Company's products. Certain purchased components and subassemblies are manufactured to design specifications furnished by the Company, while others are standard off-the-shelf items. The Company utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications. Nevertheless, if the Company were to lose one or more of its major components suppliers, some delay and possible additional costs may be incurred while obtaining alternative sources.

In addition to manufacturing its own products, the Company has contracted with companies in the United States and foreign countries to provide both finished goods assemblies and component assemblies designed to the Company's specifications. Although alternative sources for such items may be found, if the Company were to lose one or more of these suppliers, some delay, and additional costs may be incurred while obtaining alternative sources.

PATENTS, TRADEMARKS AND LICENSES

The Company holds federal trademark registrations for marks used in the Company's business as follows: WATERBUG(R), TEMP ALERT(R) and ENVIRONMENTAL SECURITY(R).

SEASONALITY AND WORKING CAPITAL

Due to the diversity of the Company's customer mix, seasonality is no longer a contributing factor in the need for working capital in any one quarter or season. Changes in the types of products produced for the OEM Customer portion of the Company's business could materially affect the seasonality of the Company's business in subsequent years.

SIGNIFICANT CUSTOMERS

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of this segment of the business, there is a significant degree of dependence between these customers and the Company. Total sales to customers whose individual sales equaled or exceeded 10% of the Company's sales revenues for the year ended December 31, 1997 and 1996 were $8,630,727 or 69.1% and $4,751,478 or 56.8%, respectively.

Select Comfort Corporation has been one of the Company's most significant customers during both 1997 and 1996, with sales of 51% and 26% of the Company's total sales, respectively. Select Comfort is a Plymouth, Minnesota based air-sleep system manufacturer in the bedding industry. The Company has $15.2 million of purchase agreements with Select Comfort Corporation. At December 31, 1997, these agreements were just over half completed. The design and manufacturing services provided to Johnson Worldwide Associate accounted for 17% and 31% of the Company's total sales during 1997 and 1996, respectively. Johnson Worldwide Associates is a Racine, Wisconsin based manufacturer of recreational products.

In addition to the above mentioned contract with Select Comfort Corporation, the Company has several other manufacturing agreements with other OEM customers. The Company has a $5.5 million manufacturing agreement with PeopleNet Communications Corporation of Chaska, Minnesota, to manufacture the "Intouch System" which is a locating and mobile communications system for the long-haul trucking industry. The Company began production of the "Intouch System" in late 1997. The Company was also awarded a three year $2 million manufacturing agreement with CIC Systems (NZ), Inc., a company based in New Zealand. The loss of any OEM customer could have an adverse effect on the Company's short-term results.

BACKLOG AND GOVERNMENT CONTRACTS

The Company had no significant backlog of orders at fiscal year end. The Company had no government contracts.

COMPETITION

The Company's business includes the design and manufacturing of electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. Among the security/industrial products, competition has increased in the last two years as additional companies have introduced competing products. The Company believes, however, that its products offer desirable features at competitive prices.

The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has continued to invest in the development of its workforce and technologically advanced capital equipment. The Company has been working to position itself as a full service solution to its contract design and manufacture customers.

RESEARCH AND DEVELOPMENT

Throughout 1997, the Company has continued to position itself as a better solution to its OEM customers by offering a complete solution to their design and manufacturing needs. The Company has a strong research and development department that has the ability to service most of the customers' engineering requirements, including complete new product design, value engineering and redesign of existing products. The Company has continued to expand its engineering staff and equipment with advances in wireless radio frequency design, expansion of its software development and advanced test system design staff.

EFFECT ON ENVIRONMENTAL REGULATIONS

To the extent that the Company's management can determine, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings or competitive position of the Company.

FOREIGN OPERATIONS AND EXPORT SALES

The Company has not received any significant revenues from sales outside of the United States during the last three fiscal years.

PERSONNEL

At December 31, 1997, the Company employed 89 employees (87 full-time and two part-time employees), including six officers, one sales manager, two customer service employees, one administrative assistant, 48 full-time and one part-time manufacturing employees, including technicians and supervisors, three full-time and one part-time materials management employees, four accounting employees, four purchasing employees, thirteen research and development employees, three quality assurance employees and two management information systems employees. The Company also extensively uses temporary labor services for peak production purposes. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 53,000 square foot building consists of 10,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. The funding of this facility, site and site improvements was acquired through a $1,700,000 building loan from the city of Mankato, a $500,000 state small cities loan, also payable to the city of Mankato, and $270,000 from the city of Mankato in the form of tax increment financing. The mortgage is payable in equal monthly installments of $16,200 for both loans until January 1, 2000, at which time it may be necessary for the Company to renew the financing of the building. As of December 31, 1997, the outstanding principle balance was $2,022,023. Management believes the Company's facility adequately supports the Company's present and near future operations. Management believes its property is adequately covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol WLET. The following table sets forth the high and low bid quotations, as reported by the Nasdaq SmallCap Market. The bid quotations represent interdealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal Year Ended
December 31, 1997                            Low                       High

First Quarter                               2 1/4                     4 1/4
Second Quarter                              2 1/2                     3 1/2
Third Quarter                               1 25/32                   3 1/8
Fourth Quarter                              2                         3 1/8

Fiscal Year Ended
December 31, 1996                            Low                       High

First Quarter                               2 1/8                     2 7/8
Second Quarter                              2 1/8                     2 5/8
Third Quarter                               2                         2 7/8
Fourth Quarter                              2 1/8                     4 1/2

         On March 12, 1998, the fair market value of the Company's Common Stock was $2.50, based on the closing sale price on at that date. As of December 31, 1997, the Company had approximately 499 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - 1997 vs. 1996

         Net Sales. Net sales increased 48.1% to $12,383,878 for the year ended December 31, 1997, compared to $8,361,226 for 1996. The growth in net sales is primarily attributed to sales to Select Comfort Corporation during 1997. The Company currently has purchase orders with Select Comfort Corporation to ship approximately $9.3 million of products during 1998. At December 31, 1997, the Company also had a $5.5 million manufacturing agreement with PeopleNet Communications Corporation of Chaska, Minnesota. Although the Company began production in relation to this agreement in late 1997, it had not recorded any significant revenues before December 31, 1997. In October of 1997, the Company announced that it had been awarded a $250,000 purchase order from Keyless Door Lock Company for the manufacture of a residential key less entry system. Subsequently, this purchase order was increased and at December 31, 1997 was in excess of $325,000. In addition, in December of 1997 the Company was awarded a three year $2 million manufacturing agreement with CIC Systems (NZ), Inc.

         The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any OEM customer could have an adverse effect on the Company's short-term results. The Company's marketing research indicates that there is a large potential market for electronic design and manufacturing services and that this market is growing rapidly.

         Gross Profits. Gross profit was $2,640,610 or 21.3% of net sales for the year ended December 31, 1997, compared to $1,831,680 or 21.9% of net sales for 1996. The gross profit, as a percentage of net sales, decreased slightly for 1997 over 1996, due primarily to changes in sales mix during the year.

         Operating Expenses. General and administrative expense was $1,186,043 or 9.6% of net sales for the year ended December 31, 1997, compared to $901,356 or 10.8% of net sales for 1996. The general and administrative expense declined as a percentage of sales for 1997 compared to 1996. The decline is primarily attributed to general and administrative expenses increasing at a slower rate than the sales.

         Marketing and customer relations expense was $245,708 or 2.0% of net sales for the year ended December 31, 1997, compared to $196,147 or 2.3% of net sales for 1996. Marketing and customer relations expense as a percentage of sales declined for 1997 compared to 1996. The increase in the dollars spent on marketing and customer relations expense was primarily due to an increased emphasis on the Company's design and manufacture of custom controls and assemblies, which are sold primarily to the Company's OEM customers. The Company also continues to actively market its security/industrial products.

         Research and development expense was $471,357 or 3.8% of net sales for the year ended December 31, 1997, compared to $322,488 or 3.9% of net sales for 1996. As a percentage of sales the research and development expense declined slightly. The Company has continued expanding its engineering capabilities throughout 1997, with the addition of technical staff and the acquisition of additional test and development equipment.

         Interest Expense. Interest expense, including interest on the Company's revolving line of credit, other long and short-term notes and interest on capital lease obligations was $445,158 or 3.6% of net sales for the year ended December 31, 1997, compared to $341,693 or 4.1% of net sales for 1996. As a percentage of net sales interest expense declined for 1997 compared to 1996. The actual expense for the year increased, due primarily to additional short-term borrowing and borrowing through capital lease agreements on equipment needed to support the increase sales. The additions of capital equipment should have a positive effect on quality and efficiencies in subsequent periods.

         Net Income. The Company reported net income of $566,687 or $0.20 per share for 1997, compared to net income of $264,147 or $0.10 per share for 1996. The Company's increased profitability was the result of increased sales, combined with careful budgeting and cost control.

         The Company believes inflation has not significantly affected its results of operations.

         The Company is evaluating the effect that reaching the year 2000 will have on its software programs and general business operations and does not believe that this issue will materially impact the Company's financial results.

Results of Operations - 1996 vs. 1995

         Net Sales. Net sales increased 43.0% to $8,361,226 for the year ended December 31, 1996 compared to $5,850,724 during the year ended December 31, 1995. The sales growth during 1996 primarily reflects escalating shipments to OEM customers under several large purchase orders. In addition to the Company's growth in OEM sales during 1996, it experienced further growth in its proprietary line of security/industrial products.

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

         Gross Profit. Gross profit increased to 21.9% of net sales or $1,831,680 for the year ended December 31, 1996, compared to 18.1% of net sales or $1,059,524 for 1995. The increase in gross profit during 1996 primarily reflects better manufacturing efficiencies, improved training, measurement and quality systems and benefits derived from capital equipment acquisitions.

         Operating Expenses. General and administrative expense increased from $726,333 or 12.4% of net sales in 1995 to $901,356 or 10.8% of net sales, during the year ended December 31, 1996. The increase in general and administrative expense during 1996 was required to support the higher level of sales.

         Marketing expense was $196,147 or 2.3% of net sales for the year ended December 31, 1996, compared to $202,528 or 3.5% of net sales in 1995. The nominal decrease in marketing expenditures during 1996 is primarily the result of a more pronounced increase in product mix dominance by OEM sales over sales of proprietary security/industrial products in 1996 than in previous years.

         The Company has continued to emphasize the marketing of its security/industrial products, while actively pursuing new, and maintaining existing, contract design and manufacture relationships. In the future, the marketing expenditures, as a percentage of net sales, are expected to approximate historical levels.

         Research and development expense was $322,488 or 3.9% of net sales during the year ended December 31, 1996, compared to $209,918 or 3.6% of net sales during 1995. The increase in research and development expense is attributed to increased technical staffing and the purchase of technically advanced test and development equipment. Both the addition of staff and the acquisition of research and development equipment are intended to further assist in the development of new products and the enhancement of existing products. This equipment will enable the Company to continue to provide full technical and development services to its customers.

         The research and development group has worked closely with other departments of the Company to help identify and secure new contract design and manufacturing projects and customer relationships.

         Interest Expense. Total interest expense, including interest related to the building and capital lease obligations, was $341,693 for the year ended December 31, 1996, compared to $248,212 for the year ended December 31, 1995. The increase in interest expense was due to increased short-term borrowing needed to support increased sales and interest related to additional obligations under capital lease agreements.

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

Liquidity and Capital Resources

         The current ratio on December 31, 1997 was 1.47 to 1, compared to 1.56 to 1 on December 31, 1996. Working capital was $1,759,592 on December 31, 1997 compared to $1,567,234 on December 31, 1996. The increase in working capital primarily reflects increases in accounts receivable and inventory, offset in part by increases in notes payable, accounts payable and current obligations under capital leases needed to support the increased sales for the year.

         The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. ("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at .5% over the prime rate. On September 18, 1997, pursuant to the "Third Amendment" to the revolving credit agreement, the interest rate was reduced from .75% over prime to .5% over prime. At December 31, 1997, there was an outstanding balance of $1,733,227 under the line of credit. The principal outstanding under the line of credit is due May 31, 1998, at which time the Company anticipates that it will renew its working capital line of credit at terms which approximate its existing line. The Company's management believes that the capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are at the pages set forth below:

                                                                Page

Independent Auditor's Report dated February 4, 1998............. 11

Balance Sheet as of December 31, 1997 and 1996 ................. 12

Statement of Income for Years Ended
December 31, 1997 and 1996...................................... 13

Statement of Changes in Stockholders' Equity for
Years Ended December 31, 1997 and 1996.......................... 14

Statement of Cash Flows for Years Ended
December 31, 1997 and 1996...................................... 15

Notes to Financial Statements................................... 16

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


We have audited the accompanying balance sheet of Winland Electronics, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Ahern Montag & Vogler, Ltd.

AHERN MONTAG & VOGLER, LTD.
Certified Public Accountants

February 4, 1998

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

          ASSETS                                 1997          1996
Current
 Cash                                        $    23,542   $    19,499
 Accounts Receivable, Net                      1,581,368     1,327,386
 Inventory                                     3,753,342     2,969,677
 Prepaid Expenses                                109,314        63,633
                                             -----------   -----------
  Total Current Assets                         5,467,566     4,380,195

NET PROPERTY AND EQUIPMENT                     3,141,279     3,128,588

NET PROPERTY UNDER CAPITAL LEASES              1,715,500       721,066

NET PATENTS AND TRADEMARKS                         7,034         8,564

DEFERRED INCOME TAXES                             17,741        52,535
                                             -----------   -----------
  TOTAL ASSETS                               $10,349,120   $ 8,290,948
                                             ===========   ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
 Notes Payable                               $ 1,733,227   $ 1,580,227
 Accounts Payable                              1,200,177       683,406
 Wages Payable                                    61,150        41,815
 Payroll Taxes Payable                            24,690        34,891
 Other Accruals                                  162,709       120,382
 Income Taxes Payable                              4,414           336
 Deferred Revenue                                 27,001        27,001
 Obligations Under Capital Leases                323,876       163,636
 Current Maturities                              170,730       161,267
                                             -----------   -----------
  Total Current Liabilities                    3,707,974     2,812,961
                                             -----------   -----------
Long-Term
 Deferred Revenue, Less Current Portion          189,006       216,007
 Obligations Under Capital Leases, Less
  Current Obligations                          1,254,268       492,120
 Long-Term Debt, Less Current Maturities       2,289,193     2,459,644
                                             -----------   -----------
  Total Long-Term Liabilities                  3,732,467     3,167,771
                                             -----------   -----------
    Total Liabilities                          7,440,441     5,980,732
                                             -----------   -----------
STOCKHOLDERS' EQUITY
 Common Stock, Par Value $.01 Per Share,
  20,000,000 Shares Authorized, 2,808,039
  and 2,751,071 Shares Issued and
  Outstanding                                     28,080        27,511
 Additional Paid-in Capital                    2,079,001     2,047,794
 Retained Earnings                               801,598       234,911
                                             -----------   -----------
  Total Stockholders' Equity                   2,908,679     2,310,216
                                             -----------   -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $10,349,120   $ 8,290,948
                                             ===========   ===========


              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                            WINLAND ELECTRONICS, INC.
                               STATEMENT OF INCOME
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  1997             1996
                                                 ------           ------

SALES                                          $ 12,382,878    $  8,361,226
COST OF SALES                                    (9,742,268)     (6,529,546)
                                               ------------    ------------
GROSS PROFIT                                      2,640,610       1,831,680
                                               ------------    ------------
OPERATING EXPENSES
 General and Administrative                       1,186,043         901,356
 Marketing                                          245,708         196,147
 Research and Development                           471,357         322,488
                                               ------------    ------------
  Total Operating Expenses                        1,903,108       1,419,991
                                               ------------    ------------
OPERATING INCOME                                    737,502         411,689
                                               ------------    ------------
OTHER INCOME AND (EXPENSES)
 Interest Income                                     53,028          31,237
 Tax Increment Financing Income                      27,001          27,001
 Miscellaneous Income                                 3,958          15,428
 Interest Expense                                  (214,198)       (158,183)
 Sale of Assets                                        (110)           (153)
                                               ------------    ------------
  Total Other Income and (Expenses)                (130,321)        (84,670)
                                               ------------    ------------
INCOME BEFORE INCOME TAXES                          607,181         327,019

INCOME TAXES                                         40,494          62,872
                                               ------------    ------------
NET INCOME                                     $    566,687    $    264,147
                                               ============    ============

EARNINGS PER SHARE DATA

  Basic Earnings Per Share                     $       0.20    $       0.10
                                               ============    ============
  Weighted Average Common Shares Outstanding      2,796,458       2,616,174
                                               ============    ============

  Diluted Earnings Per Share                   $       0.20    $       0.10
                                               ============    ============
  Weighted Average Common Shares Outstanding
   Including Potentially Dilutive Shares          2,875,977       2,729,968
                                               ============    ============

              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                            WINLAND ELECTRONICS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                ADDITIONAL    (DEFICIT)
                                     COMMON      PAID-IN      RETAINED
                                     STOCK       CAPITAL      EARNINGS
                                    --------    --------      --------
BALANCES ON 1-1-96                 $   25,833   $1,917,094   ($  29,236)

Common Stock
 Issued Under Stock Option Plan
 167,760 Shares Ranging from
 $.06 to $.25 Per Share                 1,678       15,629

Income Tax Benefit from Exercise
  of Nonqualified Stock Options                    115,071

Net Income                                                      264,147
                                   ----------   ----------   ----------
BALANCES ON 12-31-96                   27,511    2,047,794      234,911

Common Stock
 Issued Under Stock Option Plan
 45,940 Shares Ranging from
 $.06 to $1.00 Per Share                  459        4,432

Common Stock
 Issued Under Employee Stock
 Purchase Plan 11,028 Shares
 Ranging from $2.13 to $2.44
 Per Share                                110       25,489

Income Tax Benefit from Exercise
  of Nonqualified Stock Options                      1,286

Net Income                                                      566,687
                                   ----------   ----------   ----------
BALANCES ON 12-31-97               $   28,080   $2,079,001   $  801,598
                                   ==========   ==========   ==========










              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                        WINLAND ELECTRONICS, INC.
                         STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1997            1996
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash Received from Customers                               $ 12,128,896    $  8,036,058
 Other Miscellaneous Operating Receipts                           56,986          46,665
 Cash Paid to Suppliers and Employees                        (11,247,097)     (8,138,233)
 Interest Paid                                                  (434,841)       (357,884)
 Income Taxes Paid                                                  (672)
                                                            ------------    ------------
  Net Cash Provided (Used) by
   Operating Activities                                          503,272        (413,394)
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases Of Property and Equipment                            (262,625)       (432,070)
 Equipment Sale Proceeds                                          11,665
                                                            ------------    ------------
  Net Cash (Used) by Investing Activities                       (250,960)       (432,070)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Advances on Credit Line                                     153,000         504,775
 Proceeds from Debt                                                              557,397
 Payments on Debt                                               (160,988)        (83,647)
 Payments on Capital Lease Obligations                          (270,771)       (133,708)
 Sale of Common Stock                                             30,490          17,307
                                                            ------------    ------------
  Net Cash (Used) Provided by
   Financing Activities                                         (248,269)        862,124
                                                            ------------    ------------
NET INCREASE IN CASH                                               4,043          16,660

CASH - BEGINNING OF YEAR                                          19,499           2,839
                                                            ------------    ------------
CASH - END OF YEAR                                          $     23,542    $     19,499
                                                            ============    ============

                 RECONCILIATION OF NET INCOME TO NET CASH
                 PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                                  $    566,687    $    264,147
 Adjustment to Reconcile Net Income to
   Net Cash From Operating Activities
    Depreciation & Amortization                                  438,414         276,418
    Loss on Sale of Assets                                           110             153
    Income Tax Benefit from Exercise
      of Nonqualified Stock Options                                1,286         115,071
Changes in Assets & Liabilities
 (Increase) in Accounts Receivable                              (253,982)       (332,155)
 (Increase) in Inventory                                        (783,665)       (774,635)
 (Increase) in Prepaid Expenses                                  (45,681)        (22,709)
  Decrease (Increase) in Deferred Income Taxes                    34,794         (52,535)
 Increase in Accounts Payable                                    516,771          52,946
 Increase in Wages Payable                                        19,335          16,193
 (Decrease) Increase in Payroll Taxes Payable                    (10,201)         23,121
 Increase in Other Accruals                                       42,327          47,256
 Increase in Income Taxes Payable                                  4,078             336
 (Decrease) in Deferred Revenue                                  (27,001)        (27,001)
                                                            ------------    ------------
  Net Cash Provided (Used) by
   Operating Activities                                     $    503,272    ($   413,394)
                                                            ============    ============

              The Accompanying Notes are an Integral Part
                     of the Financial Statements

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


1.      SIGNIFICANT ACCOUNTING POLICIES

        Operating Characteristics - Winland Electronics, Inc. (referred to herein as the "Company") was incorporated under Minnesota law on October 30, 1972. The Company is engaged in the design and manufacturing of electronic control devices. The Company extends unsecured credit to its customers in this industry.

        Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts and disclosures reported in the financial statements. Actual results could differ from such estimates and assumptions.

        Accounts Receivable/Uncollectibles - The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts at December 31, 1997 and 1996 is $5,074 and $4,455, respectively.

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

        Depreciation is computed using the straight-line method at rates based on the estimated service lives of the various assets as follows:
                    Building                             39 Years
                    Land Improvements                    20 Years
                    Office Equipment                    5-7 Years
                    Factory Equipment                   5-7 Years
                    Computer & Teleph 3-7 Yearsent
                    Research & Development Equipment    5-7 Years
                    Display Equipment                   5-7 Years
                    Property Under Capital Leases       4-7 Years

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

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


1.      SIGNIFICANT ACCOUNTING POLICIES - (Continued)

        Stock-Based Compensation - The Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation. Under the Company's stock option plan, the exercise price is equal to or greater than the fair value of the options at the grant date and no compensation cost is recognized.

        Earnings Per Share - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" (EPS) which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period including potentially dilutive shares under the treasury stock method. Earnings per share for the year ended December 31, 1996 has been restated to comply with SFAS No. 128.

2.      INVENTORIES

        Inventories are Comprised of:
                                                      1997        1996
           Raw Materials                           $2,775,668  $1,695,764
           Work in Progress                           490,428     554,090
           Finished Goods                             479,900     709,860
           Supplies                                     7,346       9,963
                                                   ----------  ----------
        Total                                      $3,753,342  $2,969,677
                                                   ==========  ==========
3.      PROPERTY AND EQUIPMENT

        Property and Equipment consists of:
                                                      1997        1996
          Land                                       $192,640    $192,640
          Land Improvements                            77,369      77,369
          Building                                  2,376,511   2,343,275
          Office Equipment                            167,528     341,658
          Factory Equipment                           562,026     549,567
          Computer & Telephone Equipment              402,444
          Research & Development Equipment            110,608     143,941
          Display Equipment                            18,152      31,413
                                                   ----------  ----------
          Total                                    $3,907,278  $3,679,863

          Accumulated Depreciation                   (765,999)   (551,275)
                                                   ----------  ----------
          Net Property and Equipment               $3,141,279  $3,128,588
                                                   ==========  ==========

        Depreciation and amortization charged to expense for the years ended December 31, 1997 and 1996 was $436,884 and $274,888, respectively. These amounts include amortization of property under capital lease assets.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


4.      LEASES

        Leased Property under capital leases consists of the following:

                                                        1997             1996
        Factory Equipment                            $1,982,281        $863,473
        Office Equipment                                 60,408          95,754
        Computer & Telephone Equipment                  120,415
        Research & Development Equipment                  9,396           4,401
                                                     ----------        --------
        Total                                        $2,172,500        $963,628
        Accumulated Amortization                       (457,000)       (242,562)
                                                     ----------        --------
        Net Leased Property Under
         Capital Leases                              $1,715,500        $721,066
                                                     ==========        ========

        Capital lease obligations are summarized as follows:

                                                        1997             1996
        Lease on factory, office and R & D
        equipment with lease period expiring
        July, 1997, at interest of 8%.               $                 $  6,195

        Lease on factory and office equipment
        with lease period expiring January,
        2000 at interest of 9.5%.                       157,905         239,648

        Lease on factory equipment with
        lease period expiring January, 2000
        at interest of 10.37%.                                            9,178

        Lease on factory equipment with
        lease period expiring October, 2000
        at interest of 8.95%.                            27,908

        Lease on factory equipment with
        lease period expiring October, 1998
        at interest of 9.23%.                            11,496          25,641

        Lease on office equipment with
        lease period expiring March, 2000
        at interest of 9%.                               13,882          18,992

        Lease on factory equipment with
        lease period expiring August, 2001
        at interest of 9.49%.                           200,999         242,293

        Lease on factory equipment with
        lease period expiring July, 2001
        at interest of 9.96%.                            95,354         113,809

        Lease on various equipment with
        lease period expiring March, 2002
        at interest of 9.94%.                            56,005

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


                                                         1997            1996
4.      LEASES - (Continued)

        Lease on factory equipment with
        lease period expiring March, 2002
        at interest of 8.88%.                           188,113

        Lease on factory equipment with
        lease period expiring February, 2000
        at interest of 9.01%.                            31,019

        Lease on factory equipment with
        lease period expiring June, 2002
        at interest of 10.04%.                           73,093

        Lease on factory equipment with
        lease period expiring May, 2002
        at interest of 10.04%.                           58,564

        Lease on factory equipment with
        lease period expiring January, 2001
        at interest of 9.02%.                            37,440

        Lease on factory equipment with
        lease period expiring November, 2004
        at interest of 8.97%.                           607,456

        Lease on factory equipment with
        lease period expiring October, 2002
        at interest of 9.50%.                            18,910
                                                     ----------        --------
        Total                                        $1,578,144        $655,756

        Less:  Current Portion                         (323,876)       (163,636)
                                                     ----------        --------
        Obligation under capital leases,
         less current portion                        $1,254,268        $492,120
                                                     ==========        ========

        The Company leases equipment and vehicles under noncancellable operating leases that expire from 1998 to 2000. The lessee is responsible for all repairs and maintenance, insurance, and other related expenses in connection with these leases.

        Rental and other related expenses for the above leases for the years ended December 31, 1997 and 1996 was $99,648 and $107,670, respectively.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


4.      LEASES - (Continued)

        Minimum future annual lease payments under these leases as of December 31, 1997 are as follows:

               Years Ended               Capital       Operating
               December 31,              Leases         Leases
                  1998                  $452,959       $ 60,774
                  1999                   449,348         42,710
                  2000                   328,909         16,149
                  2001                   303,521
                  2002                   179,243
                  Thereafter             269,403
                                      ----------       --------
        Total Minimum Lease Payments  $1,983,383       $119,633
         Less Amounts                                  ========
          Representing Interest         (405,239)
         Present Value of Net         ----------
          Minimum Lease Payments      $1,578,144
                                      ==========
5.      INTANGIBLES

        Costs related to patents and trademarks that pertain to the Company's products have been capitalized to Patents and Trademarks.

        Intangibles consist of:
                                                  1997       1996
         Patents and Trademarks                 $ 34,240   $ 34,240
         Accumulated Amortization                (27,206)   (25,676)
                                                --------   --------
         Net Patents and Trademarks             $  7,034    $ 8,564
                                                ========   ========

        Amortization charged to expense for the years ended December 31, 1997 and 1996 was $1,530 and 1,530, respectively.

6.      LINE OF CREDIT

        The Company has a working capital line of credit in the maximum amount of $3,500,000. Interest is calculated at .50% over prime and is due monthly. Principal is due May 31, 1998, at which time the Company anticipates it will renew its working capital line of credit at terms which approximate its existing credit line. The line is secured by inventory, equipment and accounts receivable and is subject to a defined borrowing base equal to 80% of qualified accounts receivable and 60% of inventories. In addition, other conditions including ratios and net income levels must be met.

        Pertinent credit line information is as follows:

                                                         1997          1996
              Year End Balance                        $1,733,227    $1,580,227
              Stated Interest Rate                          9.0%          9.0%
              Maximum Amount Outstanding              $2,050,227    $1,995,227
              Average Amount Outstanding              $1,842,073    $1,626,398
              Unused Credit Available                 $1,400,121    $1,204,081

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


7.      LONG-TERM DEBT

        The following is a summary of long-term debt:

                                                           1997         1996
        Note  payable  under tax  increment
        financing  arrangement  in  monthly
        installments of $13,117 including
        interest at 6.941% to January 1, 2000
        when the remaining balance is payable.
        Secured by property and equipment.               $1,572,542  $1,615,278

        Note  payable  under tax  increment
        financing  arrangement  in  monthly
        installments of $3,030 including
        interest at 4% to January 1, 2000
        when the remaining balance is payable.
        Secured by property and equipment                   449,481     465,997

        Note payable in monthly installments
        of $8,334 plus interest at .75% over
        prime, 9.25% at December 31, 1997, to
        October, 2001.  Secured by accounts
        receivable.                                         383,324     483,332

        Note payable in monthly installments
        of $595 including interest at 9.25%
        to April, 2001 when the remaining
        balance is payable.  Secured by
        equipment.                                           54,576      56,304
                                                         ----------  ----------
        Total                                            $2,459,923  $2,620,911

        Amount due in one year or less                     (170,730)   (161,267)
                                                         ----------  ----------
        Total Long-Term Debt                             $2,289,193  $2,459,644
                                                         ==========  ==========

        Maturities of long-term debt are as follows:

                 1998                $  170,730
                 1999                   175,273
                 2000                 1,983,244
                 2001                   130,676
                                     ----------
                 Total               $2,459,923
                                     ==========

        Interest expense for the years ended December 31, 1997 and 1996 was $445,158 and $341,693, respectively. These amounts include interest paid on capital lease obligations.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


8.      INCOME TAXES

        Beginning in 1997, the Company accounts for depreciation different for book and income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

        Deferred Tax                                         1997        1996
               Unused NOL Carryforwa                       $ 38,154    $223,388
               Unused R & D Credit                           57,472      37,140
               Unused ITC Credit                             12,971      12,971
               Unused Jobs Credit                            14,540      14,540
               Unused AMT Credit                              7,163       5,252
               Inventory                                     46,061      45,502
               Allowance for Doubtful Accounts                2,030       1,782
               Compensated Absences Accrual                  22,325      18,625
                                                            -------    --------
               Total Deferred Tax Assets                   $200,716    $359,200
               Valuation Allowance                         (148,181)   (306,665)
                                                           --------    --------
               Deferred Tax Assets                         $ 52,535    $ 52,535

         Deferred Tax Liabilities:
               Property & Equipment                          34,794
                                                           --------    --------
                 Net Deferred Tax Assets                   $ 17,741    $ 52,535
                                                           ========    ========

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

         Components of the provision for income taxes are as follows:

                                                         1997            1996
     Current Taxes Payable                            $ 4,414           $   336
     Additional Paid-In Capital
          from Benefit of Stock
          Options Exercised                             1,286           115,071
         Deferred Tax Expense (Benefit)                34,794           (52,535)
                                                      -------           -------
     Provision for Income Taxes                       $40,494           $62,872
                                                      =======           =======

         During 1997 and 1996 the Company also received a tax benefit from the carryforward of net operting losses totaling $193,106 and $26,941, respectively.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


8.       INCOME TAXES - (Continued)

         Statutory income tax rate reconciliation to effective rate:

                                                            1997         1996
           Statutory U.S. Income Tax Rate                  35.0%         35.0%
           State Taxes, Net of Federal Tax Benefit         6.37%         6.37%
           Tax Benefit of NOL and Credit
             Carryforwards                               (33.70%)      (21.04%)
           Graduated Rates Differencs                      (1.0%)        (1.1%)
                                                          ------        ------
           Effective Income Tax Rate                       6.67%        19.23%
                                                          ======        ======

         Investment Tax Credits of $12,971 which were reduced 35% by the Tax Reform Act of 1986 expire on December 31, 2000. Credits for increasing research and development activities of $57,472 will expire on December 31, 2008 through 2012. Credits for alternative minimum tax of $7,163 and a $14,540 targeted jobs credit are available for future use. Net operating losses expire as follows:

         December 31       Federal    Loss Expires
           1995           $127,180     12-31-2010
                          ========

 9.      STOCK-BASED COMPENSATION PLANS

         The Company has a Stock Option Plan which reserves shares of common stock for issuance to executives, key employees, directors and consultants. Beginning in 1997, the Company also has an Employee Stock Purchase Plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's Stock Option Plan, Employee Stock Purchase Plan and warrants been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1997           1996
                                                          ----           ----
         Net Earnings - as Reported                     $566,687      $264,147
         Net Earnings - Pro Forma                       $484,950      $224,457
         Earnings Per Share - as Reported                 $.20          $.10
         Earnings Per Share - Pro Forma                   $.17          $.08

         The assumption regarding the fixed options and warrants issued is that compensation cost is recognized over the graded vesting period of the options and warrants, which ranges from zero to five years. Fixed options granted before 1995 were not considered in the calculation.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


 9.      STOCK-BASED COMPENSATION PLANS - (Continued)

         The fair value of each stock option grant and warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                              1997       1996
                                                              ----       ----
         Expected Lives (Years)                               3.50       3.84
         Dividend Yield                                        .0%        .0%
         Expected Volatility                                   64%        67%
         Risk-Free Interest Rate                              5.5%       7.5%

         The total number of shares of common stock that may be granted under the Stock Option Plan is 300,000. The Plan also includes a provision to grant non-employee directors the option to purchase 3,000 shares annually of common stock. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted under the plan, unless otherwise determined by the Administrator, generally will not be less than 100% of the fair market value per share on the date of grant and may not be less than 85% of the fair market value per share on the grant date. Options expire within five to six years from the date of the grant. In addition, the Company has issued common stock warrants outside of the Stock Option Plan.

         Effective January 1, 1997, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, up to 15% of eligible compensation. The Plan is carried out in two annual 6 month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the grant date or the exercise date. The Employee Stock Purchase Plan expires December 31, 2002. A total of 100,000 shares were originally available for purchase under the Plan. There were 11,028 shares purchased under the Plan for the year ended December 31, 1997. Compensation expense is recognized for the fair value of the employee's purchase rights, estimated using the Black-Scholes model, with the following assumptions for the year ended December 31, 1997: dividend yield of 0%, expected life of 6 months, expected volatility of 64% and risk-free interest rate of 5.5%.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


 9.     STOCK-BASED COMPENSATION PLANS - (Continued)

        Information regarding the Company's option plan is as follows:

                                                1997                1996
                                                ----                ----
                                               Weighted-              Weighted-
                                               Average                Average
                                               Exercise               Exercise
                                     Shares    Price        Shares    Price
                                    -------    ---------    ------    ---------
      Options Outstanding,
      Beginning of Year             296,940    1.80        421,700    1.01

       Options Exercised             45,940     .11        167,760     .10

       Option   ancelled              6,000    2.63

       Options Granted              100,000    2.71         43,000    2.57

       Options Outstanding,
             End of Year            345,000    2.25        296,940    1.80

       Option Price Range
             at End of Year           .06 to 3.64           .06 to 3.64

       Option Price Range for
             Exercised Shares         .06 to 1.00           .06 to .25

       Weighted Average Fair Value
        of Options Granted During
        the year                         $1.31                 $1.44

         The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 1997:

                               Outstanding     Remaining     Number Exercisable
         Exercise Prices        12-31-97    Contractual Life    at 12-31-97
         ---------------       -----------  ---------------- ------------------
           .06 to .125          37,000       1-2 years            34,600
             .8125              18,000       2 years              14,400
        1.8125 to 2.0625        37,000       2-3 years            24,500
         2.375 to 2.69         169,400       2-5 years            50,400
          2.75 to 3.25          54,600       3-5 years            33,000
          3.30 to 3.64          29,000       3-4 years            12,250
         --------------        -------                           -------
           .06 to 3.64         345,000                           169,150
         --------------        -------                           -------

         The Company also has 37,000 common stock warrants at $2.20 per share which were issued in April, 1995 and are outstanding at December 31, 1997. All of these warrants were exercisable at December 31, 1997.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


10.      EARNINGS PER SHARE

         The following is a reconciliation of the denominators of basic and diluted EPS. For both basic and diluted EPS, the numerators are the same as the net income reported in the financial statements.

                                                               Shares
                                                            (Denominator)
                                                          1997            1996
                                                          ----            ----

         Basic EPS                                      2,796,458     2,616,174

         Effect of Dilutive
          Securities:
             Stock Options
              and Warrants                                 79,519       113,794
                                                        ---------     ---------
         Diluted EPS                                    2,875,977     2,729,968
                                                        =========     =========

          Options to purchase 107,600 and 91,000 shares of common stock at December 31, 1997 and 1996, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares. All of the options that were excluded in the 1997 calculation were still outstanding at December 31, 1997. No transactions have occurred subsequent to December 31, 1997 that would have materially changed the number of potential common shares outstanding.

11.       PENSION PLAN

          The Company has adopted a qualified defined contribution 401K profit sharing plan for its employees who meet certain age and service requirements. Employees are allowed to contribute up to 15% of eligible compensation and the employer, at management's discretion, makes a contribution of one-third of the employees' contributions up to a maximum of 9% for the employees, a maximum of 3% for the employer. The Company contributed $44,457 and $35,585 to the Plan for the years ended December 31, 1997 and 1996, respectively.

12.       CUSTOMER DEPENDENCE

          The Company is dependent on certain customers for a significant portion of its total sales. Sales to customers whose individual sales equaled or exceeded 10% of the Company's total sales consisted of two customers totaling $8,630,727 and two customers totaling $4,751,478 for the years ended December 31, 1997 and 1996, respectively.

                            WINLAND ELECTRONICS, INC.
                          Notes to Financial Statements


13.      TAX INCREMENT FINANCING

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

14.      NON-CASH TRANSACTIONS

         During the years ended December 31, 1997 and 1996, the Company acquired $1,193,159 and $396,000, respectively, of property under capital leases and incurred obligations under capital leases of $1,193,159 and $396,000, respectively, in non-cash investing and financing activities.

15.      FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments approximate fair value.

16.      CONTINGENCIES

         The Company is one of many defendants in a lawsuit in Arizona state court in a products liability case. The lawsuit is venued in Maricopa County, Arizona and was commenced in 1997. The plaintiff is an Arizona company and its insurance carrier who claim that one or more of the many defendants caused a shipment of vaccine purchased by the primary plaintiff to have become unusable as a result of a defective refrigeration system in which the vaccine was stored. The plaintiff's theory is that one or more components of the refrigeration system was defective and the plaintiff and its insurance carrier have sued virtually every company that manufactured, produced or distributed any aspect of the refrigeration system. Damages in excess of $1,000,000 are being sought by the plaintiff and its insurance carrier, although the Company seems to have had a relatively minor role in or relationship to the manufacturing and production process. The case is in a relatively early stage making it difficult to assess the Company's ultimate likely exposure. However, management believes that this claim is not valid and that the probability of loss is remote. In addition, if any loss occurs the Company has sufficient insurance coverage to cover the claim. Consequently, no liability has been recorded in the financial statements in connection with this lawsuit.

         The Company had cash balances in bank accounts in excess of FDIC insurance coverage of $159,823 at December 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 concerning the directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers of the Company."

         The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act."

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Shareholdings."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  The following Exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WINLAND ELECTRONICS, INC.
                                                                     ("Company")



Dated:  March 25, 1998                  /s/ W. Kirk Hankins
                                        W. Kirk Hankins, President, Chief
                                        Executive Officer and Chief
                                        Financial Officer



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

Signature and Title                                         Date

/s/ W. Kirk Hankins                                         March 25, 1998
W. Kirk Hankins, President,
Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer
and Principal Financial and
Accounting Officer)

/s/ Lorin E. Krueger                                        March 25, 1998
Lorin E. Krueger, Senior Vice
President of Operations and Director

/s/ S. Robert Dessalet                                      March 25, 1998
S. Robert Dessalet, Director

/s/ Kirk P. Hankins                                         March 25, 1998
Kirk P. Hankins, Vice President of Marketing
and Director

/s/ Thomas J. de Petra                                      March 25, 1998
Thomas J. de Petra, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended                            Commission File No. 0-18393
December 31, 1997
                           --------------------------
                            WINLAND ELECTRONICS, INC.
                           --------------------------


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

10.7 $1,935,000 Combination Mortgage, Security Agreement and Fixture Financing Statement dated August 3, 1994 by the Company to The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.8 Promissory Note of the Company in the principal amount of $1,699,620 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.9 Development Agreement dated July 29, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.10 Agreement for Loan of Small Cities Development Program Funds dated October 6, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.11 Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.12 Supplemental Bonus Plan for W. Kirk Hankins and Lorin Krueger adopted May 22, 1995 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1995)**

10.13 Employment Agreement dated May 15, 1995 between the Company and W. Kirk Hankins (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the fiscal year ended December 31, 1995)**

10.14    Employment  Agreement  dated May 15, 1995 between the Company and Lorin
         E. Krueger (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1995)**

10.15    Employment  Agreement  dated July 15, 1995 between the Company and Kirk
         P. Hankins (Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended December 31, 1995)**

10.16 Credit Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended December 31,
         1995)

10.17 Security Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended December 31, 1995)

10.18 First Amendment dated October 21, 1996 to Credit Agreement dated January 31, 1996 between the Company and Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 1996)

10.19 Revolving Note dated October 21, 1996 in the principal amount of $3,500,000 in favor of Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended September 30, 1996)

10.20 Term Note dated October 21, 1996 in the principal amount of $500,000 in favor of Norwest Bank Minnesota South, National Association (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 1996)

10.21    Winland   Electronics,   Inc.   1997  Employee   Stock   Purchase  Plan
         (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1997)**

10.22 Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30,
         1997)**

10.23 Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**

10.24 Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

23.1*    Consent of Ahern Montag & Vogler, Ltd.

24.1* Power of Attorney for W. Kirk Hankins, Lorin E. Krueger, S. Robert Dessalet, Kirk P. Hankins and Thomas J. de Petra (included on signature page of this Form 10-KSB)

27*      Financial Data Schedule (included with electronic filing only)

 *  Filed herewith.
**  Management agreement or compensatory plan or arrangement.