Form 10QSB
period 1998-03-31
WINLAND ELECTRONICS INC
filed 1998-05-12
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1998
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 1998, the Registrant had 2,833,039 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION



                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                             March 31,   December 31,
                                               1998          1997
                                           -----------   -----------
CURRENT ASSETS:
Cash                                       $   134,445   $    23,542
Accounts Receivable, Net                     1,961,118     1,581,368
Inventories                                  4,466,325     3,753,342
Prepaid Items                                   90,742       109,314
                                           -----------   -----------
     Total Current Assets                    6,652,630     5,467,566

Property and Equipment, Net                  3,226,062     3,141,279
Property Under Capital Lease, Net            1,761,090     1,715,500
OTHER ASSETS:
     Intangibles                                 6,652         7,034
     Deferred Income Taxes                      17,741        17,741
                                           -----------   -----------
             TOTAL ASSETS                  $11,664,175   $10,349,120

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes Payable                         $ 2,557,227   $ 1,733,227
     Accounts Payable                        1,405,865     1,200,177
     Payroll Taxes Payable                      45,304        24,690
     Wages and Commissions Payable              92,965        61,150
     Other Accruals                            135,632       162,709
     Obligations Under Capital Lease           348,220       323,876
     Deferred Revenue                           27,001        27,001
     Income Taxes Payable                       93,865         4,414
     Current Maturities                        171,628       170,730
                                           -----------   -----------
             Total Current Liabilities       4,877,707     3,707,974

LONG TERM LIABILITIES:
     Long Term Maturities                    2,246,021     2,289,193
     Obligations Under Capital Lease
     Less: Current Portion                   1,272,737     1,254,268
                                           -----------   -----------
             TOTAL LONG TERM LIABILITIES     3,518,758     3,543,461

OTHER LIABILITIES:
     Deferred Revenue
     Less: Current Portion                     182,256       189,006
                                           -----------   -----------
             TOTAL LIABILITIES               8,578,721     7,440,441

SHAREHOLDERS' EQUITY:
     Common Stock                               28,330        28,080
     Additional Paid-In Capital              2,080,250     2,079,001
     Retained Earnings                         976,874       801,598
                                           -----------   -----------
             Total Shareholders' Equity      3,085,454     2,908,679
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $11,664,175   $10,349,120

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                       QUARTER ENDED
                                                          MARCH 31,

                                                   1998          1997
                                               -----------    -----------
NET SALES:                                     $ 4,402,960    $ 2,822,095
       Less, Cost of Goods Sold                  3,572,075      2,156,152
                                               -----------    -----------
       Gross Profit on Sales                       830,885        665,943

OPERATING EXPENSES:
       General and Administrative                  312,574        264,005
       Marketing                                    66,790         66,806
       Research and Development                    166,732        100,173
                                               -----------    -----------
                    Total Operating Expenses       546,096        430,984

INCOME BEFORE OTHER INCOME
       AND EXPENSE                                 284,789        234,959
                                               -----------    -----------
MISCELLANEOUS INCOME                                40,223          8,863
MISCELLANEOUS EXPENSE                                 (460)       (43,000)

INTEREST EXPENSE                                   (54,911)       (49,485)
                                               -----------    -----------
       TOTAL OTHER INCOME & EXPENSE                (15,148)       (83,622)
                                               -----------    -----------
NET INCOME BEFORE TAXES                            269,641        151,337
                                               -----------    -----------
PROVISION FOR INCOME TAXES                          94,365         23,000
                                               -----------    -----------
NET INCOME                                     $   175,276    $   128,337

BASIC EARNINGS PER SHARE                       $     0.062    $     0.046
WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING                               2,833,039      2,776,384

DILUTED EARNINGS PER SHARE                     $     0.061    $     0.045
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING DILUTIVE AHARES           2,867,882      2,836,684

                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                             MARCH 31, 1998       MARCH 31, 1997
                                                                              -----------          -----------
CASH FLOW FROM OPERATING ACTIVITIES:
       Cash Received from Customers                                           $ 4,022,940          $ 2,707,935
       Interest Received                                                           31,473                2,128
       Other Miscellaneous Operating Receipts                                       2,000                 --
       Cash Paid to Suppliers and Employees                                    (4,361,084)          (2,724,098)
       Interest Paid                                                             (128,143)            (109,094)
       Income Taxes Paid                                                           (4,914)                (920)
                                                                              -----------          -----------
           Net Cash Provided (Used) by Operating Activities                      (437,728)            (124,049)
                                                                              -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                                       (148,558)             (48,944)
       Cash Proceeds From Sales of Equipment                                          200                 --
                                                                              -----------          -----------
           Net Cash Provided  (Used) by Investing Activities                     (148,358)             (48,944)
                                                                              -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Advances on Credit Line                                                824,000              355,000
       Proceeds from Debt                                                            --                   --
       Payments on Debt                                                           (42,277)             (41,110)
       Payments on Capital Lease Obligations                                      (86,234)             (52,738)
       Sale of Common Stock                                                         1,500                2,891
                                                                              -----------          -----------
           Net Cash Provided by Financing Activities                              696,989              264,043
                                                                              -----------          -----------
NET INCREASE IN CASH                                                              110,903               91,050
CASH - BEGINNING OF YEAR                                                           23,542               19,499
                                                                              -----------          -----------
CASH - END OF PERIOD                                                          $   134,445          $   110,549
                                                                              -----------          -----------

                 RECONCILIATION OF NET INCOME TO NET CASH (USED)
                             BY OPERATING ACTIVITIES


Net Income (Loss)                                                             $   175,276          $   128,337
Adjustments:
Disposition of Assets                                                                 460                   15
Depreciation & Amortization                                                       146,956              102,813
(Increase) Decrease in Accounts Receivable                                       (379,750)             (71,160)
(Increase) Decrease in Inventory                                                 (712,983)            (311,138)
(Increase) Decrease in Prepaid Items                                               18,572              (28,520)
(Decrease) Increase in Accounts Payable                                           205,688               38,306
(Decrease) Increase in Wages Payable                                               31,815               22,437
(Decrease) Increase in Accrued Payroll Taxes                                       20,614               (3,092)
(Decrease) Increase in Other Accruals                                             (27,077)             (17,377)
(Decrease) Increase in Deferred Revenue                                            (6,750)              (6,750)
(Decrease) Increase in Income Taxes Payable                                        89,451               22,080
                                                                              -----------          -----------
Net Cash Provided (Used) by Operating Activities                              $  (437,728)         $  (124,049)
                                                                              -----------          -----------


                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $5,074 at March 31, 1998 and $5,074 at December 31, 1997.

NOTE C - INVENTORY
Major Components of inventory at March 31, 1998 and December 31, 1997 are as follows:
                                                     March 31,   December 31,
                                                       1998         1997
                                                    ----------   ----------
Raw Materials                                       $3,483,393   $2,775,668
Work In Process                                        434,772      490,428
Finished Goods                                         536,665      479,900
Manufacturing, Shipping, and Office Supplies            11,495        7,346
                                                    ----------   ----------
         Total                                      $4,466,325   $3,753,342

NOTE D - PROPERTY AND EQUIPMENT
Property and Equipment not under capital leases consists of the following at March 31, 1998 and December 31, 1997:

                                                     March 31,    December 31,
                                                      1998           1997
                                                   -----------    -----------
Building                                           $ 2,376,511    $ 2,376,511
Land                                                   192,640        192,640
Office Equipment                                       183,481        167,528
Computer & Telephone Equipment                         469,047        402,444
Research & Development                                 128,966        110,608
Marketing and Display Equipment                         18,152         18,152
Factory Equipment                                      606,598        562,026
Land Improvements                                       77,369         77,369
Accumulated Deprecation                               (826,702)      (765,999)
                                                   -----------    -----------
         Net Book Value                            $ 3,226,062    $ 3,141,279

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE D - CONTINUED
Property and Equipment under capital leases consists of the following at March 31, 1998 and at December 31, 1997:

                                                       March 31,    December 31,
                                                         1998           1997
                                                     -----------    -----------
Factory Equipment                                    $ 1,991,070    $ 1,982,281
Office Equipment                                          41,623         60,408
Computer & Telephone Equipment                           169,985        120,415
Research & Development                                    42,335          9,396
Accumulated Amortization                                (483,923)      (457,000)
                                                     -----------    -----------
      Total Leased Property and Equipment, Net of
            Accumulated Amortization                 $ 1,761,090    $ 1,715,500
                                                     -----------    -----------

Capital Leases are summarized as follows:
Lease on factory equipment with lease period expiring
May of 2002, at an interest rate of 10.04%                       $    56,078    $    58,564
Lease on factory equipment with lease period expiring
June of 2002, at an interest rate of 10.04%                           70,058         73,093
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 9.94%                           53,455         56,005
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 8.88%                          179,564        188,113
Lease on computer and telephone equipment with lease
period expiring February of 2000, at an interest rate of 9.01%        27,932         31,019
Lease on factory equipment with lease period expiring
August of 2001, at an interest rate of 9.49%                         190,051        200,999
Lease on factory equipment with lease period expiring
July of 2001, at an interest rate of 9.96%                            90,446         95,354
Lease on factory and office equipment with lease period
expiring January of 2000, at interest  of 1% over prime              139,249        157,905
Lease on factory equipment with lease period expiring
October of 1998 at an interest rate of 9.23%                           7,752         11,496
Lease on office equipment with lease period expiring
March of 2000 at an interest rate of 9%                               12,530         13,882
Lease on factory and office equipment with lease period
expiring March of 2001 at an interest rate of 8.5%                    77,015           --
Lease on factory and R&D equipment with lease period
expiring April of 2003 at an interest rate of 8.68%                   46,981           --
Lease on factory equipment with lease period expiring
November of 2004 at an interest rate of 8.97%                        593,702        607,456
Lease on factory equipment with lease period expiring
October of 2002 at an interest rate of 9.5%                           17,846         18,910
Lease on factory equipment with lease period expiring
October of 2000 at an interest rate of 8.95%                          25,719         27,908
Lease on factory equipment with lease period expiring
January of 2001 at an interest rate of 9.02%                          32,579         37,440
                                                                 -----------    -----------
Total                                                            $ 1,620,957    $ 1,578,144
Less Current Portion                                                (348,220)      (323,876)
                                                                 -----------    -----------
Long Term Obligation Under Capital Leases                        $ 1,272,737    $ 1,254,268



                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE E - SHORT TERM BORROWING
Short term borrowing consists of the following at March 31, 1998 and December 31, 1997 balance sheet:

                                                       March 31,    December 31,
                                                          1998           1997
                                                      -----------    -----------
Norwest Bank - Revolving Credit Line
Balance                                               $2,557,227     $1,733,227
Stated Interest Rate per Annum                              9.0%*          9.0%*
Maximum Amount Outstanding During the Quarter         $2,557,227     $2,050,227
Average Amount Outstanding During the Quarter         $2,212,560     $1,842,073
Unused Credit Available                               $  942,773     $1,400,121

* The stated interest rate per annum was equal to 1/2 of a percent over prime rate. The interest on the revolving loan was $54,911 for the three months ended March 31, 1998. Additional interest was reported related to the leased capital equipment and other term borrowing. The interest expense on leased equipment was $39,959 for the three months ended March 31, 1998. Interest expense on other long term borrowing was $32,952 for the three months ended March 31, 1998.

NOTE F - STOCK OPTIONS AND WARRANTS
As of March 31, 1998, options to purchase an aggregate of 278,000 shares of the Company's common stock were granted and outstanding under the Company's 1989 Stock Option Plan(the "1989 Plan"). As of March 31, 1998, options to purchase 160,050 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $0.125to $3.64 per share. Options to purchase 60,000 shares were granted and outstanding under the 1997 Stock Option Plan(the "1997 Plan"), as of March 31, 1998, 6,000 shares were exercisable. The exercise price of options under the 1997 Plan range from $2.375 to $3.125.

As of March 31, 1998, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three months ended March 31, 1998 v.
Three months ended March 31, 1997

Net Sales:
The Company recorded net sales of $4,402,960 for the three months ended March 31, 1998, an increase of 56% from $2,822,095 for the same period in 1997. The increase in sales for the first quarter of 1998 compared to 1997 is primarily attributed to increases in sales to Select Comfort Corporation. The current purchase orders with Select Comfort Corporation are in excess of $9.6 million, and are expected to be fulfilled in 1998 and early 1999. In addition to the increased sales to Select Comfort Corporation, sales to PeopleNet Communications, Inc. increased significantly during the first three months of 1998 compared to 1997, marking the beginning of production of the $5.5 million dollar manufacturing agreement to be fulfilled in 1998 and 1999. The Company also has purchase agreements with Keyless Door Lock Company for $325,000, and a $2 million dollar, three year, manufacturing agreement with CIC Systems (NZ), Inc. In addition to the above mentioned contracts, the Company continues to initiate new OEM customer relationships, and has signed firm manufacturing agreements for smaller amounts with two new customers who fit our customer profile. During the first quarter of 1998, the Company has continued to actively market its security/ industrial products, and has maintained consistent sales for the three months ended March 31, 1998, compared to 1997.

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

Gross Profits:
Gross profit was $830,885 or 18.9% of net sales for the three months ended March 31, 1998, compared to $665,943 or 23.6% of net sales for the same period in 1997. The reduction in gross profits, as a percentage of sales, is primarily attributed to the sales mix during the first quarter of 1998 since the OEM product sales generally produce lower gross margins than the lower volume proprietary products manufactured by the Company. The lower gross profits were also due to expected lower gross margins associated with the production start up of the new Peoplenet Communications product line.

Operating Expenses:
General and administrative expense was $312,574 or 7.1% of net sales for the three months ended March 31, 1998, compared to $264,005 or 9.4% of net sales for the same period in 1997. As a percentage of sales general and administrative expense declined. The actual general and administrative expense increase is primarily attributed increased costs associated with the Company's expanded public relations efforts, coordinated by Padilla, Spear and Beardsley, and consulting consulting services provided by Inc. Business Resources to assist in the promotion of the Company to the investment community.

Marketing and customer relations expense was $66,790 or 1.5% of net sales for the three months ended March 31, 1998, compared to $66,806 or 2.4% of net sales for the same period in 1997. Marketing and customer relations expense remained steady for the first quarter of 1998, compared to 1997. As a percentage of net sales, marketing and customer relations expense declined for the period, compared to 1997. The Company has continued to expand its efforts to secure new, long-term OEM customer relationships to design and manufacture custom controls and assemblies. The Company also continues to actively market its security/industrial products.

Research and development expense was $166,732 or 3.8% of net sales for the three months ended March 31, 1998, an increase from $100,773 or 3.5% of net sales for the same period in 1997. The increase in research and development expense is primarily attributed to the addition of technical staff and equipment needed to better service our customers' growing requirements for design and support services. As a percentage of sales, research and development expense declined for the period.

Interest Expense:
Interest expense, including interest on the revolving line of credit, other long and short-term borrowing, and interest on capital leases was $127,822 or 2.9% of net sales for the three months ended March 31, 1998, compared to $106,550 or 3.8% of net sales for the same period in 1997. The increase in interest expense reflected additional short-term borrowing and borrowing through capital leases needed to support increased sales volumes.

Net Earnings:
The Company reported net income of $175,366 or $0.061 per diluted share for the three months ended March 31, 1998, compared to net income of $128,337 or $0.045 per diluted share for the same period in 1997. Net income before taxes rose 78% to $269,641 from $151,337 for the first quarter 1998 compared to the same period in 1997. The provision for income taxes for 1997 included tax loss carry-forwards, which will be used up in 1998. As a result of this net income after tax rose 37% for the first quarter of 1998 compared to 1997.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on March 31, 1998 was 1.36 to 1, compared to 1.47 to 1 on December 31, 1997. Working capital on March 31, 1998 was $1,774,923 compared to $1,759,592 on December 31, 1997. The increase in working capital is primarily attributed to increases in cash, accounts receivable, and inventory, that are offset by additional short-term borrowing needed to support the increased sales during the first three months of 1998.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at 1/2% over the prime interest rate. At March 31, 1998, the principle outstanding balance on the revolving line of credit was 2,557,224. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.

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



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibit to this report is:

            27.1 Financial Data Schedule (included in electronic version only)

     (b) There are no reports on Form 8-K for the quarter ended March 31, 1998. Subsequently, a Form 8-K dated May 1, 1998 was filed to report the change of audit firms.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WINLAND ELECTRONICS, INC.


Dated: May 12, 1998                       By: /s/ William K. Hankins

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