Form 10QSB
period 1998-06-30
WINLAND ELECTRONICS INC
filed 1998-08-13
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 1998
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 29, 1998, the Registrant had 2,838,555 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                                      PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                         June 30,         December 31,
                                                                 1998                1997
                                                             -----------        -----------
CURRENT ASSETS:
Cash ................................................        $    12,709        $    23,542
Accounts Receivable, Net ............................          1,863,785          1,581,368
Inventories .........................................          4,522,727          3,753,342
Prepaid Items .......................................            127,275            109,314
                                                             -----------        -----------
             Total Current Assets ...................          6,526,496          5,467,566

Property and Equipment, Net .........................          3,213,875          3,141,279
Property Under Capital Lease, Net ...................          1,945,380          1,715,500
OTHER ASSETS:
             Intangibles ............................              6,270              7,034
             Deferred Income Taxes ..................             17,741             17,741
                                                             -----------        -----------
                          TOTAL ASSETS ..............        $11,709,762        $10,349,120

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
             Notes Payable ..........................        $ 2,677,227        $ 1,733,227
             Accounts Payable .......................            853,847          1,200,177
             Payroll Taxes Payable ..................             29,230             24,690
             Wages and Commissions Payable ..........             61,592             61,150
             Other Accruals .........................            223,275            162,709
             Obligations Under Capital Lease ........            382,858            323,876
             Deferred Revenue .......................             27,001             27,001
             Income Taxes Payable ...................            196,796              4,414
             Current Maturities .....................            172,702            170,730
                                                             -----------        -----------
                          Total Current Liabilities .          4,624,528          3,707,974

LONG TERM LIABILITIES:
             Long Term Maturities ...................          2,202,183          2,289,193
             Obligations Under Capital Lease
             Less: Current Portion ..................          1,414,833          1,254,268
                                                             -----------        -----------
                          TOTAL LONG TERM LIABILITIES          3,617,016          3,543,461

OTHER LIABILITIES:
             Deferred Revenue
             Less: Current Portion ..................            175,506            189,006
                                                             -----------        -----------
                          TOTAL LIABILITIES .........          8,417,050          7,440,441

SHAREHOLDERS' EQUITY:
             Common Stock ...........................             28,386             28,080
             Additional Paid-In Capital .............          2,091,916          2,079,001
             Retained Earnings ......................          1,172,410            801,598
                                                             -----------        -----------
                          Total Shareholders' Equity           3,292,712          2,908,679
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ............        $11,709,762        $10,349,120

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                  QUARTER ENDED
                                                                     JUNE 30,
                                                               1998                1997
                                                          -----------         -----------

NET SALES: .......................................        $ 4,290,114         $ 2,983,529
             Less, Cost of Goods Sold ............          3,371,060           2,408,351
                                                          -----------         -----------
             Gross Profit on Sales ...............            919,054             575,178

OPERATING EXPENSES:
             General and Administrative ..........            349,245             288,144
             Marketing ...........................             70,755              58,115
             Research and Development ............            184,839             108,043
                                                          -----------         -----------
                          Total Operating Expenses            604,839             454,302

INCOME BEFORE OTHER INCOME
             AND EXPENSE .........................            314,215             120,876
                                                          -----------         -----------
MISCELLANEOUS INCOME .............................             55,430              15,976
MISCELLANEOUS EXPENSE ............................             (3,173)               --

INTEREST EXPENSE .................................            (65,632)            (57,034)
                                                          -----------         -----------
             TOTAL OTHER INCOME & EXPENSE ........            (13,375)            (41,058)
                                                          -----------         -----------

NET INCOME BEFORE TAXES ..........................            300,840              79,818
                                                          -----------         -----------

PROVISION FOR INCOME TAXES .......................            105,303                 584
                                                          -----------         -----------
NET INCOME .......................................        $   195,537         $    79,234

BASIC EARNINGS PER SHARE .........................        $     0.069         $     0.028
WEIGHTED AVERAGE NUMBER OF SHARES
             OUTSTANDING .........................          2,834,878           2,798,634

DILUTED EARNINGS PER SHARE .......................        $     0.068         $     0.028
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING DILUTIVE SHARES ...........          2,875,712           2,860,449

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,

                                                              1997                1996
                                                          -----------         -----------

NET SALES: .......................................        $ 8,693,075         $ 5,805,624
             Less, Cost of Goods Sold ............          6,943,135           4,564,503
                                                          -----------         -----------
             Gross Profit on Sales ...............          1,749,940           1,241,121

OPERATING EXPENSES:
             General and Administrative ..........            661,819             552,149
             Marketing ...........................            137,545             124,921
             Research and Development ............            351,571             208,216
                                                          -----------         -----------
                          Total Operating Expenses          1,150,935             885,286

INCOME BEFORE OTHER INCOME
             AND EXPENSE .........................            599,005             355,835
                                                          -----------         -----------
MISCELLANEOUS INCOME .............................             95,651              24,839
MISCELLANEOUS EXPENSE & PROVISION
             FOR BAD DEBT ........................             (3,633)            (43,000)
INTEREST EXPENSE .................................           (120,543)           (106,519)
                                                          -----------         -----------
             TOTAL OTHER INCOME & EXPENSE ........            (28,525)           (124,680)
                                                          -----------         -----------

NET INCOME BEFORE TAXES ..........................            570,480             231,155
                                                          -----------         -----------

PROVISION FOR INCOME TAXES .......................            199,668              23,584
                                                          -----------         -----------

NET INCOME .......................................        $   370,812         $   207,571

BASIC EARNINGS PER SHARE .........................        $     0.131         $     0.074

WEIGHTED AVERAGE NUMBER OF SHARES
           OUTSTANDING ...........................          2,833,958           2,788,343

DILUTED EARNINGS PER SHARE .......................        $     0.129         $     0.073

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING INCLUDING DILUTIVE SHARES ............          2,874,792           2,850,158


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                            JUNE 30, 1998       JUNE 30, 1997
                                                                             -----------        -----------

CASH FLOW FROM OPERATING ACTIVITIES:
             Cash Received from Customers .............................      $ 8,410,658        $ 5,561,568
             Interest Received ........................................           75,033             11,323
             Other Miscellaneous Operating Receipts ...................            7,118               --
             Cash Paid to Suppliers and Employees .....................       (8,728,423)        (5,427,642)
             Interest Paid ............................................         (249,376)          (198,523)
             Income Taxes Paid ........................................           (7,286)            (1,168)
                                                                             -----------        -----------
                 Net Cash Provided (Used) by Operating Activities .....         (492,276)           (54,442)
                                                                             -----------        -----------
CASH FLOW FROM INVESTING ACTIVITIES:
             Purchases of Property and Equipment ......................         (205,724)           (97,804)
             Cash Proceeds From Sales of Equipment ....................              484               --
                                                                             -----------        -----------
                 Net Cash Provided  (Used) by Investing Activities ....         (205,240)           (97,804)
                                                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Net Advances on Credit Line ..............................          944,000            350,000
             Proceeds from Debt .......................................             --                 --
             Payments on Debt .........................................          (85,039)           (77,284)
             Payments on Capital Lease Obligations ....................         (185,500)          (117,011)
             Sale of Common Stock .....................................           13,222             21,654
                                                                             -----------        -----------
                 Net Cash Provided by Financing Activities ............          686,683            177,359
                                                                             -----------        -----------
NET INCREASE IN CASH ..................................................          (10,833)            25,113
CASH - BEGINNING OF YEAR ..............................................           23,542             19,499
                                                                             -----------        -----------
CASH - END OF PERIOD ..................................................      $    12,709        $    44,612
                                                                             -----------        -----------

                 RECONCILIATION OF NET INCOME TO NET CASH (USED)
                             BY OPERATING ACTIVITIES


Net Income (Loss) .....................................................      $   370,812        $   207,571
Adjustments:
Disposition of Assets .................................................            3,633                 15
Depreciation & Amortization ...........................................          304,942            202,904
(Increase) Decrease in Accounts Receivable ............................         (282,417)          (201,056)
(Increase) Decrease in Inventory ......................................         (769,385)          (444,533)
(Increase) Decrease in Prepaid Items ..................................          (17,961)           (62,116)
(Decrease) Increase in Accounts Payable ...............................         (346,330)           271,602
(Decrease) Increase in Wages Payable ..................................              442               (760)
(Decrease) Increase in Accrued Payroll Taxes ..........................            4,540            (14,967)
(Decrease) Increase in Other Accruals .................................           60,566            (21,652)
(Decrease) Increase in Deferred Revenue ...............................          (13,500)           (13,530)
(Decrease) Increase in Income Taxes Payable ...........................          192,382             22,080
                                                                             -----------        -----------
Net Cash Provided (Used) by Operating Activities ......................      $  (492,276)        $  (54,442)
                                                                             -----------        -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $5,002 at June 30, 1998 and $5,074 at December 31, 1997.

NOTE C - INVENTORY
Major Components of inventory at June 30, 1998 and December 31, 1997 are as follows:

                                                                  June 30,        December 31,
                                                                    1998              1997
Raw Materials ...........................................       $3,475,136        $2,775,668
Work In Process .........................................          548,112           490,428
Finished Goods ..........................................          485,739           479,900
Manufacturing, Shipping, and Office Supplies ............           13,740             7,346
                                                                ----------        ----------
                        Total ...........................       $4,522,727        $3,753,342
                                                                ----------        ----------

A significant component of the raw materials inventory are materials procured for Peoplenet Communications, Inc., which is not yet in full scale production, monthly interest is being paid on this inventory.

NOTE D - PROPERTY AND EQUIPMENT
Property and Equipment not under capital leases consists of the following at June 30, 1998 and December 31, 1997:

                                                                 June 30,          December 31,
                                                                   1998                1997
                                                               -----------         -----------
Building ...............................................       $ 2,387,171         $ 2,376,511
Land ...................................................           192,640             192,640
Office Equipment .......................................           192,215             167,528
Computer & Telephone Equipment .........................           503,044             402,444
Research & Development .................................           128,966             110,608
Marketing and Display Equipment ........................            18,152              18,152
Factory Equipment ......................................           600,923             562,026
Land Improvements ......................................            77,369              77,369
Accumulated Deprecation ................................          (886,605)           (765,999)
                                                               -----------         -----------
                        Net Book Value .................       $ 3,213,875         $ 3,141,279
                                                               -----------         -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)
NOTE D - CONTINUED
Property and Equipment under capital leases consists of the following at June 30, 1998 and at December 31, 1997:

                                                                                    June 30,          December 31,
                                                                                      1998                1997
                                                                                  -----------         -----------
Factory Equipment ........................................................        $ 2,268,793         $ 1,982,281
Office Equipment .........................................................             41,623              60,408
Computer & Telephone Equipment ...........................................            166,030             120,415
Research & Development ...................................................             42,335               9,396
Accumulated Amortization .................................................           (573,401)           (457,000)
                                                                                  -----------         -----------
            Total Leased Property and Equipment, Net of
                        Accumulated Amortization .........................        $ 1,945,380         $ 1,715,500
                                                                                  -----------         -----------
Capital Leases are summarized as follows:
Lease on factory equipment with lease period expiring
May of 2002, at an interest rate of 10.04% ...............................        $    53,529         $    58,564
Lease on factory equipment with lease period expiring
June of 2002, at an interest rate of 10.04% ..............................             66,947              73,093
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 9.94% ..............................             50,841              56,005
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 8.88% ..............................            170,824             188,113
Lease on computer and telephone equipment with lease
period expiring February of 2000, at an interest rate of 9.01% ...........             24,775              31,019
Lease on factory equipment with lease period expiring
August of 2001, at an interest rate of 9.49% .............................            178,840             200,999
Lease on factory equipment with lease period expiring
July of 2001, at an interest rate of 9.96% ...............................             85,416              95,354
Lease on factory and office equipment with lease period
expiring January of 2000, at interest  of 1% over prime ..................            121,689             157,905
Lease on factory equipment with lease period expiring
October of 1998 at an interest rate of 9.23% .............................              3,921              11,496
Lease on office equipment with lease period expiring
March of 2000 at an interest rate of 9% ..................................             11,146              13,882
Lease on factory and office equipment with lease period
expiring March of 2001 at an interest rate of 8.5% .......................             71,575                --
Lease on factory and R&D equipment with lease period
expiring April of 2003 at an interest rate of 8.68% ......................             45,240                --
Lease on factory equipment with lease period expiring
November of 2004 at an interest rate of 8.97% ............................            578,711             607,456
Lease on factory equipment with lease period expiring
October of 2002 at an interest rate of 9.5% ..............................             38,870              18,910
Lease on factory equipment with lease period expiring
October of 2000 at an interest rate of 8.95% .............................             23,481              27,908
Lease on factory equipment with lease period expiring
January of 2001 at an interest rate of 9.02% .............................             61,578              37,440
Lease on factory equipment with lease period expiring
April of 2003 at an interest rate of 8.5% ................................             86,766                --
Lease on factory equipment with lease period expiring
April of 2003 at an interest rate of 9.3% ................................            123,542                --
                                                                                  -----------         -----------
Total ....................................................................        $ 1,797,691         $ 1,578,144
Less Current Portion .....................................................           (382,858)           (323,876)
                                                                                  -----------         -----------
Long Term Obligation Under Capital Leases ................................        $ 1,414,833         $ 1,254,268
                                                                                  -----------         -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE E - SHORT TERM BORROWING
Short term borrowing consists of the following at June 30, 1998 and December 31, 1997 balance sheet:

                                                                     June 30,           December 31,
                                                                       1998                1997
                                                                    ----------          ----------
Norwest Bank - Revolving Credit Line
Balance ......................................................      $2,677,227          $1,733,227
Stated Interest Rate per Annum ...............................             9.0%*               9.0%*
Maximum Amount Outstanding During the Quarter ................      $2,677,227          $2,050,227
Average Amount Outstanding During the Quarter ................      $2,429,060          $1,842,073
Unused Credit Available ......................................      $  822,773          $1,400,121

* The stated interest rate per annum is an adjustable rate based on the current leverage ratio, and was equal to 1/2 of a percent over prime rate at June 30, 1998. The interest on the revolving loan was $65,632 and $120,543 for the three and six months ended June 30, 1998. Additional interest was reported related to the leased capital equipment and other term borrowing. The interest expense on leased equipment was $41,942 and $81,961 for the three and six months ended June 30, 1998. Interest expense on other long term borrowing was $32,465 and $65,416 for the three and six months ended June 30, 1998.

NOTE F - STOCK OPTIONS AND WARRANTS
As of June 30, 1998, options to purchase an aggregate of 278,000 shares of the Company's common stock were granted and outstanding under the Company's 1989 Stock Option Plan(the "1989 Plan"). As of June 30, 1998, options to purchase 174,550 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $0.125to $3.64 per share. Options to purchase 72,000 shares were granted and outstanding under the 1997 Stock Option Plan(the "1997 Plan") as of June 30, 1998, of which 18,000 shares were exercisable. The exercise price of options under the 1997 Plan ranges+A25 from $2.375 to $3.125.

As of June 30, 1998, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three and six months ended June 30, 1998 v.
Three and six months ended June 30, 1997

Net Sales:
The Company recorded net sales of $4,290,114 for the three months ended June 30, 1998, an increase of 44% from $2,983,529 for the same period in 1997. Net sales of $8,693,075 were recorded for the first six months of 1998, compared to $5,805,624 for the same period in 1997, a 50% increase. The increase in sales for the second quarter and first six months of 1998 compared to 1997 is primarily attributed to increases in sales to several OEM customers, with sales to Select Comfort representing the largest increase over 1997 revenues. Sales of the Company's security products experienced moderate increases for the second quarter and first six months of 1998. The Company has in place several purchase orders and manufacturing agreements with its OEM customers. The current purchase orders with Select Comfort Corporation are in excess of $9 million dollars, and are expected to be fulfilled in 1998 and early 1999. In addition, the Company has a $5.5 million dollar manufacturing agreement with PeopleNet Communications, Inc. to be fulfilled in 1998 and 1999. The Company also has purchase agreements with Keyless Door Lock Company for $325,000, and a $2 million dollar, three year, manufacturing agreement with CIC Systems (NZ), Inc.

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

Gross Profits:
Gross profit was $919,054 or 21.4% of net sales for the three months ended June 30, 1998, compared to $575,178 or 19.3% of net sales for the same period in 1997. For the first six months of 1998 the gross profit was $1,749,940 or 20.1% of net sales, compared to $1,241,121 or 21.2% of net sales for the same period in 1997. The increased gross profits, as a percentage net of sales, for the second quarter of 1998 is primarily attributed to the steady sales growth with the Company's OEM customers, as well as increases in sales of security products. The slight decline in gross profits, as a percentage of net sales, for the first six months of 1998, was due in part to the sales mix during the first quarter, as well as expected lower margins associated with the production start up of the new PeopleNet Communications product line.

Operating Expenses:
General and administrative expense was $349,245 or 8.1% of net sales for the three months ended June 30, 1998, compared to $288,144 or 9.7% of net sales for the same period in 1997. General and administrative expenses for the first six months of 1998 were $661,819 or 7.6% of net sales, compared to $552,149 or 9.5% of net sales for the same period in 1997. As a percentage of sales general and administrative expense declined for both the second quarter and first six months of 1998. The increases in the actual general and administrative expenses are attributed to increased costs associated with the Company's expanded public relations efforts, as well as additional costs necessary to support the higher levels of sales during the second quarter and first six months of 1998.

Marketing and customer relations expense was $70,755 or 1.6% of net sales for the three months ended June 30, 1998, compared to $58,115 or 1.9% of net sales for the same period in 1997. Marketing and customer relations expense for the first six months of 1998 was $137,545 or 1.6% of net sales, compared to $124,921 or 2.2% of net sales for the same period in 1997. As a percentage of sales, marketing and customer relations expense declined for both the second quarter and first six months of 1998. The Company has continued to expand its efforts to secure new, long-term OEM customer relationships to design and manufacture custom controls and assemblies. The Company also continues to actively market its security/industrial products.

Research and development expense was $184,839 or 4.3% of net sales for the three months ended June 30, 1998, compared to $108,043 or 3.6% for the same period in 1997. For the first six months of 1998, research and development expense was $351,571 or 4.0% of net sales compared to $208,216 or 3.6% of net sales for the same period in 1997. The increase in research and development expense in both actual dollars and as a percentage of sales for the three and six month periods is primarily attributed to the addition of technical staff and equipment needed to better service our customers' growing requirements for design and support services.

Interest Expense:
Interest expense, including interest on the revolving line of credit, other long and short-term borrowing, and interest on capital leases was $140,039 or 3.3% of net sales for the three months ended June 30, 1998, compared to $104,603 or 3.5% of net sales for the same period in 1997. Interest expense for the first six months of 1998 was $267,920 or 3.1% of net sales, compared to $211,153 or 3.6% of net sales for the same period in 1997. The increase in interest expense reflected additional short-term borrowing and borrowing through capital leases needed to support increased sales volumes.

Net Earnings:
The Company reported net income of $195,537 or $0.068 per diluted share and $370,812 or $0.129 per diluted share for the three and six months ended June 30, 1998, compared to net income of $79,234 or $0.028 per diluted share and $207,571 or $0.073 per diluted share for the same periods in 1997. Net income before taxes rose 178% to $300,840 from $79,818 for the second quarter 1998 compared to the same period in 1997. Year to date net income before taxes rose 147% to $570,480 from $231,155 for the same period in 1997. The provision for income taxes for 1997 included tax loss carry-forwards, which will be used up in 1998. As a result of this net income after tax rose 147% and 79% for the second quarter and first six months of 1998 compared to 1997.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on June 30, 1998 was 1.41 to 1, compared to 1.47 to 1 on December 31, 1997. Working capital on June 30, 1998 was $1,901,968 compared to $1,759,592 on December 31, 1997. The increase in working capital is primarily attributed to increases in accounts receivable and inventory that are offset by additional short-term borrowing needed to support the increased sales levels for the first six months of 1998. The increased inventory levels are attributed to higher levels of raw materials held for PeopleNet Communications, Inc., which is not yet in full scale production, monthly interest is being paid on this inventory.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate per annum is an adjustable rate based on the current leverage ratio, and was equal to 1/2% over the prime interest rate at June 30, 1998. At June 30, 1998, the principle outstanding balance on the revolving line of credit was $2,677,227. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.

Cautionary Statements

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

The Company derives a significant portion of its revenues from a small number of major OEM customers who are not subject to any long term contracts with the Company.

If any major customer should for any reason stop doing business with the Company, the Company's business would be significantly adversely affected. The Company's key customers are not large, well--established companies and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing . To the extent that the Company's customers encounter difficulties, the Company could be adversely affected.

The Company's ability to sustain continued increases in revenues and profits is dependent upon its ability to retain existing customers and obtain new customers. The Company competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and a more established reputation. The Company's ability to compete successfully in this industry depends upon the price at which the Company is willing to manufacture a proposed product and the quality of the Company's design and manufacturing services. There is no assurance that the Company will be able to continue to win contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent the Company from achieving the growth it anticipates.

The operations and success of the Company depend upon the experience and knowledge of W. Kirk Hankins, the Company's President and Chief Executive
Officer, and Lorin E. Krueger, the Company's Senior Vice President of Operations. The loss of either Mr. Hankins or Mr. Krueger would have a material adverse effect on the Company.

                            PART II-OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS


The Company is one of 18 defendants in a products liability case filed by Debmar, Inc. and St. Paul Fire and Marine Insurance Company, as plaintiffs. The Company reported this proceeding in its Form 10-KSB for the year ended December 31, 1997 and Form 10-QSB for the quarter ended March 31, 1998.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)   The Company held its Annual Meeting on May 14, 1998


         (b) Proxies for the Annual Meeting were solicited pursuant Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as Listed in the proxy statement, and all of such nominees were elected.

              The shareholders set the number of directors at seven (7) by a vote of 2,389,599 shares in favor, with 15,486 shares voted against and 12,650 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                       Number of                Number of
              Nominee                  Votes For             Votes Withheld

               W.Kirk Hankins          2,393,243                  24,492
               Lorin E. Krueger        2,399,643                  18,092
               Kirk P. Hankins         2,398,743                  18,992
               S. Robert Dessalet      2,395,348                  22,387
               Thomas J. de Petra      2,400,348                  17,387
               David L. Ewert          2,398,868                  18,867
               Peter D. Jones          2,398,064                  19,671


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   The exhibit to this report is:

              27.1 Financial Data Schedule (included in electronic version only)

        (b) A Form 8-K dated May 1, 1998 was filed to report the change of audit firms.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WINLAND ELECTRONICS, INC.


Dated: August 12, 1998                 By: /s/ W. K. Hankins
                                       William K. Hankins, President,
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Principal Executive Officer
                                       and Principal Financial and
                                       Accounting Officer)