Form 10QSB
period 1998-09-30
WINLAND ELECTRONICS INC
filed 1998-11-16
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1998
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 1998, the Registrant had 2,838,555 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                 September 30,   December 31,
                                                             1998          1997
CURRENT ASSETS:
Cash                                                    $     4,773   $    23,542
Accounts Receivable, Net                                  2,267,569     1,581,368
Inventories                                               4,638,434     3,753,342
Prepaid Items                                                68,299       109,314
                                                        -----------   -----------
              Total Current Assets                        6,979,075     5,467,566

Property and Equipment, Net                               3,298,859     3,141,279
Property Under Capital Lease, Net                         1,839,733     1,715,500
OTHER ASSETS:
              Intangibles                                     5,887         7,034
              Deferred Income Taxes                          17,741        17,741
                                                        -----------   -----------
                          TOTAL ASSETS                  $12,141,295   $10,349,120

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
              Notes Payable                             $ 2,454,227   $ 1,733,227
              Accounts Payable                            1,206,219     1,200,177
              Payroll Taxes Payable                          37,849        24,690
              Wages and Commissions Payable                  90,697        61,150
              Other Accruals                                284,325       162,709
              Obligations Under Capital Lease               390,239       323,876
              Deferred Revenue                               27,001        27,001
              Income Taxes Payable                          278,802         4,414
              Current Maturities                            173,939       170,730
                                                        -----------   -----------
                          Total Current Liabilities       4,943,298     3,707,974

LONG TERM LIABILITIES:
              Long Term Maturities                        2,273,498     2,289,193
              Obligations Under Capital Lease
              Less: Current Portion                       1,307,132     1,254,268
                                                        -----------   -----------
                          TOTAL LONG TERM LIABILITIES     3,580,630     3,543,461

OTHER LIABILITIES:
              Deferred Revenue
              Less: Current Portion                         168,755       189,006
                                                        -----------   -----------
                          TOTAL LIABILITIES               8,692,683     7,440,441

SHAREHOLDERS' EQUITY:
              Common Stock                                   28,386        28,080
              Additional Paid-In Capital                  2,091,916     2,079,001
              Retained Earnings                           1,328,310       801,598
                                                        -----------   -----------
                          Total Shareholders' Equity      3,448,612     2,908,679
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $12,141,295   $10,349,120



                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                   QUARTER ENDED
                                                                   SEPTEMBER 30,

                                                                 1998           1997
                                                             -----------    -----------

NET SALES:                                                   $ 4,117,831    $ 2,854,539
        Less, Cost of Goods Sold                               3,238,929      2,194,408
                                                             -----------    -----------
        Gross Profit on Sales                                    878,902        660,131

OPERATING EXPENSES:
        General and Administrative                               299,462        197,909
        Marketing                                                 69,651         59,798
        Research and Development                                 179,264        113,852
                                                             -----------    -----------
                    Total Operating Expenses                     548,377        371,559

INCOME BEFORE OTHER INCOME
        AND EXPENSE                                              330,525        288,572
                                                             -----------    -----------
MISCELLANEOUS INCOME                                              48,461         19,675
MISCELLANEOUS EXPENSE & PROVISION
        FOR BAD DEBT                                                --          (19,400)
INTEREST EXPENSE                                                (139,140)      (112,897)
                                                             -----------    -----------
        TOTAL OTHER INCOME & EXPENSE                             (90,679)      (112,622)
                                                             -----------    -----------

NET INCOME BEFORE TAXES                                          239,846        175,950
                                                             -----------    -----------

PROVISION FOR INCOME TAXES                                        83,946            584
                                                             -----------    -----------
NET INCOME                                                   $   155,900    $   175,366

BASIC EARNINGS PER SHARE                                     $     0.055    $     0.063
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                            2,838,555      2,803,881

DILUTED EARNINGS PER SHARE                                   $     0.054    $     0.061
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING DILUTIVE SHARES                         2,883,244      2,866,666



                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,

                                                   1998            1997
                                                   ----            ----

NET SALES:                                     $ 12,810,906    $  8,660,164
        Less, Cost of Goods Sold                 10,055,376       6,673,510
                                               ------------    ------------
        Gross Profit on Sales                     2,755,530       1,986,654

OPERATING EXPENSES:
        General and Administrative                  942,552         730,825
        Marketing                                   207,009         184,720
        Research and Development                    529,063         322,067
                                               ------------    ------------
                    Total Operating Expenses      1,678,624       1,237,612

INCOME BEFORE OTHER INCOME
        AND EXPENSE                               1,076,906         749,042
                                               ------------    ------------
MISCELLANEOUS INCOME                                144,113          44,513
MISCELLANEOUS EXPENSE & PROVISION
        FOR BAD DEBT                                 (3,633)        (62,400)
INTEREST EXPENSE                                   (407,060)       (324,051)
                                               ------------    ------------
        TOTAL OTHER INCOME & EXPENSE               (266,580)       (341,938)
                                               ------------    ------------

NET INCOME BEFORE TAXES                             810,326         407,104
                                               ------------    ------------

PROVISION FOR INCOME TAXES                          283,614          24,168
                                               ------------    ------------

NET INCOME                                     $    526,712    $    382,936

BASIC EARNINGS PER SHARE                       $      0.186    $      0.137

WEIGHTED AVERAGE NUMBER OF SHARES
           OUTSTANDING                            2,835,491       2,793,522

DILUTED EARNINGS PER SHARE                     $      0.183    $      0.134

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING INCLUDING DILUTIVE SHARES             2,880,180       2,856,307



                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                            ------------------   ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
        Cash Received from Customers                                            $ 12,124,705       $  8,684,470
        Interest Received                                                            111,433             22,411
        Other Miscellaneous Operating Receipts                                        12,430              1,400
        Cash Paid to Suppliers and Employees                                     (11,930,535)        (7,991,729)
        Interest Paid                                                               (413,055)          (326,595)
        Income Taxes Paid                                                             (9,226)            (1,752)
                                                                                ------------       ------------
            Net Cash Provided (Used) by Operating Activities                        (104,248)           388,205
                                                                                ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchases of Property and Equipment                                         (350,920)          (215,473)
        Cash Proceeds From Sales of Equipment                                            484              3,165
                                                                                ------------       ------------
            Net Cash Provided  (Used) by Investing Activities                       (350,436)          (212,308)
                                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net Advances on Credit Line                                                  721,000            242,000
        Proceeds from Debt                                                           115,000               --
        Payments on Debt                                                            (127,485)          (119,005)
        Payments on Capital Lease Obligations                                       (285,822)          (172,139)
        Sale of Common Stock                                                          13,222             21,654
                                                                                ------------       ------------
            Net Cash Provided by Financing Activities                                435,915            (27,490)
                                                                                ------------       ------------
NET INCREASE IN CASH                                                                 (18,769)           148,407
CASH - BEGINNING OF YEAR                                                              23,542             19,499
                                                                                ------------       ------------
CASH - END OF PERIOD                                                            $      4,773       $    167,906
                                                                                ------------       ------------

                 RECONCILIATION OF NET INCOME TO NET CASH (USED)
                             BY OPERATING ACTIVITIES


Net Income (Loss)                                                               $    526,712       $    382,936
Adjustments:
Disposition of Assets                                                                  3,633               (407)
Depreciation & Amortization                                                          471,184            315,266
(Increase) Decrease in Accounts Receivable                                          (686,201)            86,706
(Increase) Decrease in Inventory                                                    (885,092)          (350,554)
(Increase) Decrease in Prepaid Items                                                  41,015            (72,234)
(Decrease) Increase in Accounts Payable                                                6,042             (6,061)
(Decrease) Increase in Wages Payable                                                  29,547             24,648
(Decrease) Increase in Accrued Payroll Taxes                                          13,159             (7,454)
(Decrease) Increase in Other Accruals                                                121,616             13,530
(Decrease) Increase in Deferred Revenue                                              (20,251)           (20,251)
(Decrease) Increase in Income Taxes Payable                                          274,388             22,080
                                                                                ------------       ------------
Net Cash Provided (Used) by Operating Activities                                $   (104,248)      $    388,205
                                                                                ------------       ------------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $4,784 at September 30, 1998 and $5,074 at December 31, 1997.

NOTE C - INVENTORY
Major Components of inventory at September 30, 1998 and December 31, 1997 are as follows:
                                               September 30,    December 31,
                                                   1998            1997
                                                ----------      ----------
Raw Materials                                   $3,499,976      $2,775,668
Work In Process                                    692,177         490,428
Finished Goods                                     432,024         479,900
Manufacturing, Shipping, and Office Supplies        14,257           7,346
                                                ----------      ----------
                        Total                   $4,638,434      $3,753,342
                                                ----------      ----------
A significant component of the raw materials inventory are materials procured for Peoplenet Communications, Inc., which is not yet in full scale production, monthly interest is being paid on this inventory.

NOTE D - PROPERTY AND EQUIPMENT
Property and Equipment not under capital leases consists of the following at September 30, 1998 and December 31, 1997:
                                                  September 30,  December 31,
                                                      1998           1997
                                                  -----------    -----------
Building                                          $ 2,490,230    $ 2,376,511
Land                                                  192,640        192,640
Office Equipment                                      194,659        167,528
Computer & Telephone Equipment                        535,676        402,444
Research & Development                                128,966        110,608
Marketing and Display Equipment                        18,152         18,152
Factory Equipment                                     622,784        562,026
Land Improvements                                      77,369         77,369
Accumulated Deprecation                              (961,617)      (765,999)
                                                  -----------    -----------
                        Net Book Value            $ 3,298,859    $ 3,141,279
                                                  -----------    -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE D - CONTINUED
Property and Equipment under capital leases consists of the following at September 30, 1998 and at December 31, 1997:

                                                                               September 30,   December 31,
                                                                                    1998           1997
                                                                                -----------    -----------
Factory Equipment                                                               $ 2,253,994    $ 1,982,281
Office Equipment                                                                     41,623         60,408
Computer & Telephone Equipment                                                      166,030        120,415
Research & Development                                                               42,335          9,396
Accumulated Amortization                                                           (664,249)      (457,000)
                                                                                -----------    -----------
            Total Leased Property and Equipment, Net of
                        Accumulated Amortization                                $ 1,839,733    $ 1,715,500
                                                                                -----------    -----------
Capital Leases are summarized as follows:
Lease on factory equipment with lease period expiring
May of 2002, at an interest rate of 10.04%                                      $    50,916    $    58,564
Lease on factory equipment with lease period expiring
June of 2002, at an interest rate of 10.04%                                          63,757         73,093
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 9.94%                                          48,161         56,005
Lease on factory equipment with lease period expiring
March of 2002, at an interest rate of 8.88%                                         161,889        188,113
Lease on computer and telephone equipment with lease
period expiring February of 2000, at an interest rate of 9.01%                       21,546         31,019
Lease on factory equipment with lease period expiring
August of 2001, at an interest rate of 9.49%                                        167,363        200,999
Lease on factory equipment with lease period expiring
July of 2001, at an interest rate of 9.96%                                           80,259         95,354
Lease on factory and office equipment with lease period
expiring January of 2000, at interest  of 1% over prime                             103,676        157,905
Lease on factory equipment with lease period expiring
October of 1998 at an interest rate of 9.23%                                           --           11,496
Lease on office equipment with lease period expiring
March of 2000 at an interest rate of 9%                                               9,731         13,882
Lease on factory and office equipment with lease period
expiring March of 2001 at an interest rate of 8.5%                                   66,018           --
Lease on factory and R&D equipment with lease period
expiring April of 2003 at an interest rate of 8.68%                                  43,461           --
Lease on factory equipment with lease period expiring
November of 2004 at an interest rate of 8.97%                                       563,380        607,456
Lease on factory equipment with lease period expiring
October of 2002 at an interest rate of 9.5%                                          37,204         18,910
Lease on factory equipment with lease period expiring
October of 2000 at an interest rate of 8.95%                                         21,192         27,908
Lease on factory equipment with lease period expiring
January of 2001 at an interest rate of 9.02%                                         56,494         37,440
Lease on factory equipment with lease period expiring
April of 2003 at an interest rate of 8.5%                                            83,542           --
Lease on factory equipment with lease period expiring
April of 2003 at an interest rate of 9.3%                                           118,782           --
                                                                                -----------    -----------
Total                                                                           $ 1,697,371    $ 1,578,144
Less Current Portion                                                               (390,239)      (323,876)
                                                                                -----------    -----------
Long Term Obligation Under Capital Leases                                       $ 1,307,132    $ 1,254,268
                                                                                -----------    -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE E - SHORT TERM BORROWING
Short term borrowing consists of the following at September 30, 1998 and December 31, 1997 balance sheet:
                                                    September 30,  December 31,
Norwest Bank - Revolving Credit Line                    1998           1997
                                                     ----------     ----------
Balance                                              $2,454,227     $1,733,227
Stated Interest Rate per Annum                             8.75%*          9.0%*
Maximum Amount Outstanding During the Quarter        $2,454,227     $2,050,227
Average Amount Outstanding During the Quarter        $2,410,894     $1,842,073
Unused Credit Available                              $1,045,773     $1,400,121

* The stated interest rate per annum is an adjustable rate based on the current leverage ratio, and was equal to 1/4 of a percent over prime rate at September 30, 1998. The interest on the revolving loan was $64,171 and $184,714 for the three and nine months ended September 30, 1998. Additional interest was reported related to the leased capital equipment and other term borrowing. The interest expense on leased equipment was $40,653 and $122,613 for the three and nine months ended September 30, 1998. Interest expense on other long term borrowing was $34,316 and $99,733 for the three and nine months ended September 30, 1998.

NOTE F - RECLASSIFICATION OF INTEREST EXPENSE
Interest expense for the three and nine months ended September 30, 1997 amounting to $57,459 and $162,094 were previously included in the cost of goods sold and operating expenses have been reclassified to interest expense to be consistent with the 1998 presentation.

NOTE G - STOCK OPTIONS AND WARRANTS
As of September 30, 1998, options to purchase an aggregate of 266,900 shares of the Company's common stock were granted and outstanding under the Company's 1989 Stock Option Plan (the "1989 Plan"). As of September 30, 1998, options to purchase 183,050 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $0.125to $3.64 per share. Options to purchase 90,000 shares were granted and outstanding under the 1997 Stock Option Plan (the "1997 Plan") as of September 30, 1998, of which 18,000 shares were exercisable. The exercise price of options under the 1997 Plan ranges from $2.375 to $3.125.

As of September 30, 1998, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three and nine months ended September 30, 1998 v.
Three and nine months ended September 30, 1997

Net Sales:
The Company recorded net sales of $4,117,831 for the three months ended September 30, 1998, an increase of 44% from $2,854,539 for the same period in 1997. Net sales of $12,810,906 were recorded for the first nine months of 1998, compared to $8,660,164 for the same period in 1997, a 48% increase. The increase in sales for the third quarter and first nine months of 1998 compared to 1997 is attributed to increases in sales to several OEM customers, with sales to Select Comfort representing the largest increase for the first nine months of 1998 over 1997 revenues. Sales of the Company's security products experienced moderate increases for the first nine months of 1998 over 1997. The Company has in place several purchase orders and manufacturing agreements with its OEM customers. The current purchase orders with Select Comfort Corporation are in excess of $7 million, to be fulfilled in 1998 and early 1999. In addition, the Company has a $5.5 million manufacturing agreement with PeopleNet Communications, Inc. to be fulfilled in 1998 and 1999. The Company also has a $2 million, three-year, manufacturing agreement with CIC Systems (NZ), Inc. In addition, the Company has purchase orders in excess of $286,000 with Rimage Corporation, an Eden Prairie, Minnesota based manufacturer of computer equipment, to be fulfilled in 1998 and early 1999.

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

Gross Profits:
Gross profit was $878,902 or 21.3% of net sales for the three months ended September 30, 1998, compared to $660,131 or 23.1% of net sales for the same period in 1997. For the first nine months of 1998 the gross profit was $2,755,530 or 21.5% of net sales, compared to $1,986,654 or 22.9% of net sales for the same period in 1997. The slight decline in gross profits, as a percentage net of sales, for the third quarter and first nine months of 1998 were due in part to the sales mix during these periods. In addition to sales mix, the increased costs associated with the automated equipment and increased indirect costs needed to support the sales levels have had an effect on the gross profits for both periods of 1998, compared to 1997.

Operating Expenses:
General and administrative expense was $299,462 or 7.3% of net sales for the three months ended September 30, 1998, compared to $197,909 or 6.9% of net sales for the same period in 1997. General and administrative expenses for the first nine months of 1998 were $942,552 or 7.4% of net sales, compared to $730,825 or 8.4% of net sales for the same period in 1997. As a percentage of sales, general and administrative expense increased slightly for the third quarter and declined slightly for the first nine months of 1998. The actual general and administrative expenses increased for both the third quarter and first nine months of 1998, compared to 1997.

Marketing and customer relations expense was $69,651 or 1.7% of net sales for the three months ended September 30, 1998, compared to $59,798 or 2.1% of net sales for the same period in 1997. Marketing and customer relations expense for the first nine months of 1998 was $207,009 or 1.6% of net sales, compared to $184,720 or 2.1% of net sales for the same period in 1997. As a percentage of sales, marketing and customer relations expense declined for both the third quarter and first nine months of 1998. The Company has continued to expand its efforts to secure new, long-term OEM customer relationships to design and manufacture custom controls and assemblies. The Company also continues to actively market its security/industrial products.

Research and development expense was $179,264 or 4.4% of net sales for the third quarter of 1998, compared to $113,852 or 4.0% for the same period in 1997. For the first nine months of 1998, research and development expense was $529,063 or 4.1% of net sales, compared to $322,067 or 3.7% of net sales for the same period in 1997. The increase in research and development expense in both actual dollars and as a percentage of sales for the three and nine month periods is primarily attributed to the addition of technical staff and equipment needed to better service our customers' growing requirements for design and support services.

Interest Expense:
Interest expense, including interest on the revolving line of credit, other long and short-term borrowing, and interest on capital leases was $139,140 or 3.4% of net sales for the three months ended September 30, 1998, compared to $112,897 or 4.0% of net sales for the same period in 1997. Interest expense for the first nine months of 1998 was $407,060 or 3.2% of net sales, compared to $324,051 or 3.7% of net sales for the same period in 1997. The increase in interest expense reflected additional short-term borrowing and borrowing through capital leases needed to support increased sales volumes.

Net Earnings:
The Company reported net income of $155,900 or $0.054 per diluted share for the three months ended September 30, 1998, compared to net income of $175,366 or $0.061 per diluted share for the same period in 1997. The Company reported net income of $526,712 or $0.183 per diluted share for the nine months ended September 30, 1998 compared to net income of $175,366 or $0.061 per diluted share for the same period in 1997. Net income before taxes rose 36% to $239,846 for the third quarter 1998 from $175,366 for the same period in 1997. Year to date net income before taxes rose 99% to $810,326 from $407,104 for the same period in 1997. The provision for income taxes for 1997 included tax loss carry-forwards, which will be used up in 1998. As a result of this net income after tax declined 12.5% for the third quarter of 1998 and rose 37.5% for the first nine months of 1998 compared to 1997.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on September 30, 1998 was 1.41 to 1, compared to 1.47 to 1 on December 31, 1997. Working capital on September 30, 1998 was $2,035,777 compared to $1,759,592 on December 31, 1997. The increase in working capital is primarily attributed to increases in accounts receivable and inventory that are offset by additional short-term borrowing needed to support the increased sales levels for the first nine months of 1998. The increased inventory levels are attributed to higher levels of raw materials held for PeopleNet Communications, Inc., which is not yet in full-scale production. The Company receives monthly interest on this inventory.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. ("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate per annum is an adjustable rate based on the current leverage ratio, and was equal to 1/4% over the prime interest rate at September 30, 1998. At September 30, 1998, the principal outstanding balance on the revolving line of credit was $2,454,227. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations, will be sufficient to meet the Company's capital needs in the near future.

Subsequent to the close of the third quarter 1998, the Company negotiated an amended revolving credit agreement which fixes the interest rate at the prime rate.

Year 2000

Year 2000 Background

The Company's overall goal is to be Year 2000 ready. To accomplish this goal, the Company is addressing the issue with respect to both its information technology (IT) and non-IT systems, as well as its business relationships with key third parties. To be ready, the Company needs to evaluate the Year 2000 issues and fix any problems it can so that all of its systems and relationships will be suitable for continued use into and beyond the Year 2000.

The Company began addressing the Year 2000 issue in 1996 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company began by assessing its internal computer systems, including their components and machinery, that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is substantially complete. The Company's Year 2000 efforts have also included assessment of "embedded" systems (such as automated systems and telephone systems). In1998, the Company hired an outside consultant to assist it in the assessment and remediation phases of handling the Year 2000 issue.

As part of the assessment phase, the Company has also recently initiated plans for formal communications with certain key third parties, including suppliers, distributors, and customers in order to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company believes this part of the assessment phase will continue throughout 1999 and cannot predict the outcome of other companies' remediation efforts.

Year 2000 Costs

The Company plans to continue to work on its Year 2000 compliance efforts throughout 1999. To date, the Company has spent only a minimal amount during the assessment phase. Because the Company is still conducting the assessment phase of its 2000 analysis, it cannot yet predict the total remaining cost of its assessment, remediation and testing phases. As the Company continues its analysis, it will monitor such costs. The cost will depend on the availability of certain resources, third parties' Year 2000 readiness and other unpredictable factors.

Risk Assessment

At this time, the Company believes that its most reasonably likely worst case scenario is that the Company and/or its key customers could experience minor disruptions. In the event that such disruptions do occur, the Company does not expect that it would have a material adverse effect on the Company's financial condition and results of operations. Due to the complex issues surrounding Year 2000 and other significant business issues; however, it is difficult to predict outcomes and resulting consequences that could have a material adverse impact on the company's results of operations, financial condition and cash flows.

Contingency Plans

The Company is preparing contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risks. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

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

The Company derives a significant portion of its revenues from a small number of major OEM customers who are not subject to any long term contracts with the Company. If any major customer should for any reason stop doing business with the Company, the Company's business would be significantly adversely affected. Some of the Company's key customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company's customers encounter difficulties, the Company could be adversely affected.

The Company's ability to sustain continued increases in revenues and profits is dependent upon its ability to retain existing customers and obtain new customers. The Company competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and a more established reputation. The Company's ability to compete successfully in this industry depends, in part, upon the price at which the Company is willing to manufacture a proposed product and the quality of the Company's design and manufacturing services. There is no assurance that the Company will be able to continue to win contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent the Company from achieving the growth it anticipates.

The operations and success of the Company depend, in part, upon the experience and knowledge of W. Kirk Hankins, the Company's President and Chief Executive Officer, and Lorin E. Krueger, the Company's Senior Vice President of Operations. The loss of either Mr. Hankins or Mr. Krueger would have a material adverse effect on the Company.

                            PART II-OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS


The Company, through its insurance carrier, recently settled a products liability lawsuit in Arizona state court in which the Company was one of numerous defendant companies. The plaintiff, Debmar, Inc. and its insurance carrier, had sought damages allegedly occurred when the plaintiff's vaccine was allegedly destroyed by a defective refrigeration system that had been manufactured by, purchased from, and installed by various companies. The case was commenced in 1997 and has now been settled. The Company's contribution toward the settlement was nonmaterial and paid entirely by its insurance carrier. The Company previously reported this proceeding in its Form 10-KSB for the year ended December 31, 1997 and Forms 10-QSB for the quarters ended March 31, 1998 and June 30, 1998.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      The exhibit to this report is:

         27.1 Financial Data Schedule (included in electronic version only)

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 1998.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WINLAND ELECTRONICS, INC.


Dated: November 13, 1998             By:   /s/ W. K. Hankins
                                     William K. Hankins, President,
                                     Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive Officer
                                     and Principal Financial and
                                     Accounting Officer)