Form 10KSB
period 1998-12-31
WINLAND ELECTRONICS INC
filed 1999-03-18
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998         Commission File No.: 0-18393

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

Issuer's revenues for fiscal year ended December 31, 1998:  $3,920,360

The aggregate market value of the Common Stock held by non-affiliates as of March 3, 1999 was approximately $6,561,127 based on the closing sale price of the Issuer's Common Stock on such date.

There were 2,882,955 shares of Common Stock, $.01 par value, outstanding as of March 3, 1999.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes       No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the "Company") was incorporated as a Minnesota corporation in October 1972. The Company positions itself as a full service provider of custom electronic controls and assemblies. The design and manufacturing of custom controls and assemblies for OEM customers provided over 89% of the Company's total revenue in 1998. The Company now provides controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain its presence in the security and industrial markets with the sales of its own line of proprietary products.

PRODUCTS

The Company operates in one business segment, designing, producing and distributing products in two product categories defined as "Electronic Controls and Assemblies for OEM Customers" and "Security/Industrial Products."

Electronic Controls and Assemblies for OEM Customers. The Company designs and manufactures custom electronic controls and assemblies for several OEM customers. The Company responds to OEM customer needs by providing a mix of value added services that it believes go beyond traditional contract manufacturing. The services provided include product design, value engineering, manufacturing engineering, testing, out-of-warranty repair, shipping, and warehousing. These services help to differentiate the Company from the competition and help increase customer satisfaction, confidence, and loyalty. A partial listing of the several current OEM customers includes companies such as Select Comfort Corporation, Johnson Worldwide Associates, CIC Systems, Inc., Scotsman Industries, Inc., and PeopleNet Communications Corporation. The Company has in place several firm purchase agreements with OEM customers which are scheduled to be fulfilled in 1999. There is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 89% and 85% of the Company's total sales during 1998 and 1997, respectively.

Proprietary Security/Industrial Products. The Company is a supplier of simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company's "ALERT" series of products may be hooked up to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. Security/industrial product sales accounted for 11% and 15% of the Company's total sales for 1998 and 1997, respectively.

MARKETING AND DISTRIBUTION

The Company markets its design and manufacturing services to prospective OEM customers primarily through in-house sales and marketing efforts, referrals from existing customers and suppliers, and leads generated by outside manufacturers representatives. One of the Company's key marketing objectives is to form long-term business relationships with OEM customers by working to develop a degree of technological interdependence between itself and the customer. With this in mind, the Company has worked to profile and seek out new OEM customers that need a more complete solution to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by staying focused on what it does best, responding to customer needs with exceptional service, technical expertise, and continuing to deliver quality cost effective controls and assemblies to its OEM customers.

The Company markets its proprietary security/industrial products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions. Currently, the Company sells these products through a distribution network of over 350 locations in the United States, Canada, Mexico, and Europe.

SOURCE OF MATERIALS

Raw material components and some subassemblies are purchased from outside vendors, and they are qualified through receiving inspection before being incorporated into our products. Certain purchased components and subassemblies are manufactured to design specifications furnished by the Company, while others are standard off-the-shelf items. The Company utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications. Because the Company is in the process of contacting its suppliers, a determination cannot be made at this time with regard to their Y2K readiness. If any of the Company's suppliers are unable to provide assurances or are not fully Y2K compliant, it may become necessary for the Company to identify alternative sources for materials. If the Company were to lose one or more of its major components suppliers, or would need to seek alternative suppliers, some delay and possible additional costs may be incurred while obtaining alternative sources.

In addition to manufacturing its own products, the Company has contracted with companies in the United States and foreign countries to provide both finished goods assemblies and component assemblies designed to the Company's specifications. Although alternative sources for such items may be found, if the Company were to lose one or more of these suppliers due to Y2K or other issues, some delay and additional costs may be incurred while obtaining alternative sources. In addition, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" for Y2K disclosure.

PATENTS, TRADEMARKS AND LICENSES

The Company holds federal trademark registrations for marks used in the Company's business as follows: WATERBUG(R), TEMP ALERT(R) and ENVIRONMENTAL SECURITY(R).

SEASONALITY AND WORKING CAPITAL

Due to the diversity of the Company's customer mix, seasonality is no longer a contributing factor in the need for working capital in any one quarter or season. Changes in the types of products produced for the OEM customers could materially affect the seasonality of the Company's business in future periods.

SIGNIFICANT CUSTOMERS

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of this segment of the business, there is a significant degree of dependence between these customers and the Company. Net sales to customers whose individual revenues equaled or exceeded 10% of the Company's net sales revenues for the years ended December 31, 1998 and 1997 were $13,455,328 or 74% and $8,992,312 or 73%, respectively.

Select Comfort Corporation has been one of the Company's most significant customers during both 1998 and 1997, with sales of 47% and 51% of the Company's net sales, respectively. Select Comfort is a Plymouth, Minnesota based air-sleep system manufacturer in the bedding industry. As of December 31, 1998, the Company has more than $12 million of firm purchase agreements with Select Comfort Corporation. At December 31, 1998, these agreements were approximately 30% completed. The design and manufacturing services provided to Johnson Worldwide Associates accounted for 13% and 17% of the Company's net sales during 1998 and 1997, respectively. Johnson Worldwide Associates is a Racine, Wisconsin based manufacturer of recreational products. The design and manufacture services provided to PeopleNet Communication Corporation accounted for 14% and 3% of the Company's net sales during 1998 and 1997, respectively. PeopleNet Communication Corporation is a Chaska, Minnesota based manufacturer of the "Intouch System," a locating and mobile communications system for the long-haul trucking industry.

In addition to the above mentioned contract with Select Comfort Corporation, the Company has several manufacturing agreements with other OEM customers. The Company has a $5.5 million manufacturing agreement with PeopleNet Communications Corporation. At December 31, 1998, this agreement was approximately 30% complete. The Company began production of the "Intouch System" in late 1997, and was in full-scale production by mid to late 1998. The loss of any OEM customer would likely have an adverse effect on the Company's short-term, and potentially long-term, results.

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

The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced capital equipment. The Company has been working to position itself as a full service solution to its contract design and manufacture customers.

RESEARCH AND DEVELOPMENT

Throughout 1998, the Company has continued to position itself as a full-service solution to its OEM customers by offering varied design technologies, including wireless communications, GPS (global positioning systems), and embedded software design for control systems. The Company has a strong research and development department that has the ability to service most of the customers' engineering requirements, including complete new product design, value engineering, and redesign of existing products. The Company has continued to expand its engineering staff and equipment with advances in wireless communication design and expansion of its software development and advanced test system design staff. The Company spent $694,421 or 3.8% of net sales for research and development expenses for the year ended December 31, 1998, compared to $471,357 or 3.8% of net sales for 1997.

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

FOREIGN OPERATIONS AND EXPORT SALES

In 1998, the Company derived over 3% of its revenues from sales outside the United States, primarily derived from New Zealand. The Company had not received any significant revenues from sales outside of the United States during 1997.

PERSONNEL

At December 31, 1998, the Company had 108 employees, 105 full-time and three part-time. The Company also extensively uses temporary labor services for peak production purposes. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 53,000 square foot building consists of 10,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. The funding of this facility, site and site improvements was acquired through a $1,700,000 building loan from the city of Mankato, a $500,000 state small cities loan, also payable to the city of Mankato, and $270,000 from the city of Mankato in the form of tax increment financing. The mortgage is payable in equal monthly installments of approximately $16,200 for both loans until January 1, 2000, at which time it may be necessary for the Company to renew the financing of the building. As of December 31, 1998, the outstanding principle balance was $1,953,484. In late 1998, the Company made a decision to expand its facility by 5,000 square feet and began construction of additional space in February 1999. The expansion will provide additional needed office space to support future growth in many areas of the organization. The Company plans to finance the expansion with a mortgage loan from Norwest Bank, with the possibility of a portion of the financing to come from the Minnesota Investments Fund. The expansion is scheduled to be complete in late May 1999. Management believes that with the current expansion the facility will adequately support the Company's present and near future operations. Management believes its property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since May 26, 1995, the Company's Common Stock has traded on Nasdaq SmallCap Market under the symbol WLET. The following table sets forth the high and the low bid quotations, as reported by the Nasdaq SmallCap Market. The bid quotations represent interdealer prices and do not include retail markets mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         Fiscal Year Ended
         December 31, 1998                  Low               High
         -------------------                ---               ----
         First Quarter                      2 1/4             2 7/8
         Second Quarter                     2 1/8             3 1/4
         Third Quarter                      1 5/8             3 1/32
         Fourth Quarter                     1 3/4             3 1/2

         Fiscal Year Ended
         December 31, 1997                  Low               High
         -------------------                ---               ----
         First Quarter                      2 1/4             4 1/4
         Second Quarter                     2 1/2             3 1/2
         Third Quarter                      1 25/32           3 1/8
         Fourth Quarter                     2                 3 1/8


On February 19, 1999, the fair market value of the Company's Common Stock was $2.875, based on the closing sale price on that date. As of December 31, 1998, the Company had approximately 509 shareholders of record.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - 1998 vs. 1997

Net Sales. Net sales increased 46.8% to $18,175,509 for the year ended December 31, 1998, compared to $12,383,878 for 1997. The growth in net sales is primarily attributed to increased sales to OEM customers during 1998 over 1997. In 1998 and 1997, sales to OEM customers represented 89% and 85%, respectively, of total net sales. The Company currently has firm purchase agreements with Select Comfort Corporation to ship approximately $8.4 million of product during 1999. The Company also has firm purchase agreements with PeopleNet Communications Corporation to ship approximately $3.8 million in product in 1999. In addition to the above mentioned agreements, the Company has several smaller agreements with various OEM customers to be fulfilled in 1999.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any OEM customer would likely have an adverse effect on the Company's short-term, and potentially long-term, results. The Company's marketing research indicates that a large potential market exists for electronic design and manufacturing services and that this market continues to grow rapidly.

Gross Profits. Gross profit was $3,920,360 or 21.6% of net sales for the year ended December 31, 1998, compared to $2,729,315 or 22.0% of net sales for 1997. As a percentage of net sales, gross profit remained relatively constant.

Operating Expenses. General and administrative expense was $1,449,376 or 8.0% of net sales for the year ended December 31, 1998, compared to $1,043,788 or 8.4% of net sales for 1997. The decline as a percentage of net sales in such expenses is primarily attributed to administrative efficiencies the Company realized. The actual general and administrative expense increased $405,588 for 1998 over 1997 due to the administrative support needed for the increased sales.

Marketing and customer relations expense was $297,964 or 1.6% of net sales for the year ended December 31, 1998, compared to $245,708 or 2.0% of net sales for 1997. The increase in marketing and customer relations expense as compared to 1997, arose in part to the Company's efforts to secure new, long-term OEM customer relationships to design and manufacture custom controls and assemblies. The actual marketing expense increased $52,256 for 1998 over 1997. In late 1998, to enable the Company to continue to offer exceptional service to its OEM and security/industrial customers, the marketing and customer relations department expanded its support personnel.

Research and development expense was $694,421 or 3.8% of net sales for the year ended December 31, 1998, compared to $471,357 or 3.8% of net sales for 1997. Although as a percentage of net sales the research and development expense remained constant for 1998 compared to 1997, the actual research and development expense increased $223,064 in 1998 over 1997. The increased research and development expense was needed to support the Company's efforts to expand its engineering capabilities with the addition of technical staff and the acquisition of additional test and development equipment, which resulted in increased depreciation expense being recognized.

Interest Expense. Interest expense was $534,127 or 2.9% of net sales for the year ended December 31, 1998, compared to $445,158 or 3.6% of net sales for 1997. The increase in actual interest expense is primarily associated with additional short-term borrowing and borrowing through capital lease agreements on equipment needed to support the increased sales. The Company believes the additions of capital equipment will likely positively affect quality and efficiencies in current and future periods.

Net Income. The Company reported net income of $855,595 or $0.29 per diluted share for the year ended December 31, 1998, compared to net income of $566,687 or $0.20 per diluted share for 1997. In 1998, the Company used its remaining net operating loss and tax credit carry forwards and as a result has incurred a substantial income tax expense for 1998, compared to 1997. Even with the increased income tax expense, the net income for 1998 increased 51% over 1997. The Company's increased profitability resulted primarily from increased sales, and increased efficiencies, combined with careful budgeting and cost control.

The Company believes inflation has not significantly affected its results of operations.

Results of Operations - 1997 vs. 1996

Net Sales. Net sales increased 48.1% to $12,383,878 for the year ended December 31, 1997, compared to $8,361,226 for 1996. The growth in net sales is primarily attributed to sales to Select Comfort Corporation during 1997. The Company also had significant purchase agreements with PeopleNet Communications Corporation, Keyless Door Lock Company and CIC Systems (NZ), Inc.

Gross Profits. Gross profit was $2,729,315 or 22.0% of net sales for the year ended December 31, 1997, compared to $1,929,040, or 23.1% of net sales, for 1996. The slight decrease in gross profit, as a percentage of net sales, for 1997 over 1996, is primarily related to the sales mix during the year.

Operating Expenses. General and administrative expense was $1,043,788, or 8.4% of net sales, for the year ended December 31, 1997, compared to $815,206, or 9.7% of net sales, for 1996. The decline in general and administrative expense as a percentage of sales for 1997 compared to 1996 was primarily attributed to general and administrative expenses increasing at a slower rate than the sales. The actual expense increase, however, resulted from the demand of supporting higher sales.

Marketing and customer relations expense was $245,708, or 2.0% of net sales, for the year ended December 31, 1997, compared to $196,147 or 2.3% of net sales for 1996. While the Company continues to actively market its security/industrial products, it has shifted to emphasize the Company's design and manufacture of custom controls and assemblies, which produced the overall increase in marketing and customer relations expense. These custom controls and assemblies are sold primarily to the Company's OEM customers.

Research and development expense was $471,357, or 3.8% of net sales, for the year ended December 31, 1997, compared to $322,488, or 3.9% of net sales, for 1996. The Company has continued to expand its engineering capabilities throughout 1997, with the addition of technical staff and the acquisition of additional test and development equipment. Such expansion accounts for the overall increase in research and development expense.

Interest Expense. Interest expense, including interest on the Company's revolving line of credit, other long and short-term notes and interest on capital lease obligations, equaled $445,158, or 3.6% of net sales, for the year ended December 31, 1997, compared to $341,693, or 4.1% of net sales, for 1996. As a percentage of net sales interest expense declined for 1997 compared 1996 due primarily to increased sales. The actual expense increases are primarily associated with additional short-term borrowing and borrowing through capital lease agreements on equipment needed to support the increase sales. The additions of capital equipment should have a positive effect on quality and efficiencies in subsequent periods.

Net Income. The Company reported net income of $566,687, or $0.20 per diluted share, for 1997, compared to net income of $264,147, or $0.10 per diluted share, for 1996. The Company's increased profitability was the result of increased sales, combined with careful budgeting and cost control.

Liquidity and Capital Resources

The current ratio on December 31, 1998 was 1.60 to 1, compared to 1.49 to 1 on December 31, 1997. Working capital equaled $2,448,966 on December 31, 1998, compared to $1,786,593 on December 31, 1997. The increase in working capital primarily reflects increases in accounts receivable due to increased sales, offset by increases in income taxes payable. The Company used its remaining net operating loss and tax credit carry forwards and has begun to incur income tax expense in 1998.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. ("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at prime rate. At December 31, 1998, an outstanding balance of $1,629,227 existed under the line of credit. The agreement expires on June 30, 1999, at which time the Company anticipates that it will renew its working capital line of credit on terms similar to its existing line. The Company's management believes that the capital available through the current credit agreement, together with cash flows from operations, will be sufficient to meet the Company's capital needs at least through 1999.

The Company is currently indebted to the City of Mankato for a $1,700,000 building loan and a $500,000 state small cities loan, both of which are secured by a mortgage on the Company facility. These loans are payable in equal monthly installment payments of approximately $16,200 until January 1, 2000, at which time it will be necessary for the Company to renew the financing of the building.

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

The Company began addressing the Year 2000 issue in 1996 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company began by assessing its internal computer systems, including their components and machinery, that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is substantially complete. The Company's Year 2000 efforts have also included assessment of "embedded" systems (such as automated systems and telephone systems). In 1998, the Company hired an outside consultant to assist in the assessment and remediation phases of handling the Year 2000 issue.

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

Year 2000 Costs

The Company plans to continue to work on its Year 2000 compliance efforts throughout 1999. To date, the Company has spent only a minimal amount during the assessment phase. Because the Company is still conducting the assessment phase of its Year 2000 analysis, it cannot yet predict the total remaining cost of its assessment, remediation and testing phases. As the Company continues its analysis, it will monitor such costs. The cost will depend on the availability of certain resources, third parties' Year 2000 readiness and other unpredictable factors.

Risk Assessment

At this time, the Company believes that its most reasonably likely worst case scenario is that the Company and/or its key customers could experience minor disruptions. In the event that such disruptions do occur, the Company does not expect that it would have a material adverse effect on the Company's financial condition and results of operations. Due to the complex issues surrounding Year 2000 and other significant business issues, however, it is difficult to predict outcomes and resulting consequences that could have a material adverse impact on the company's results of operations, financial condition and cash flows.

Contingency Plans

During 1999, the Company plans to prepare contingency plans if it determines that certain Year 2000 issues cannot be resolved by December 1999. Such plans will be designed so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risks. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

Cautionary Statements: As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

The Company derives a significant portion of its revenues from a small number of major OEM customers which are not subject to any long-term contracts with the Company. If any major customer should for any reason stop doing business with the Company, the Company's business would be significantly adversely affected. Some of the Company's key customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company's customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

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

The operations and success of the Company depend, in part, upon the experience and knowledge of W. Kirk Hankins, the Company's Chief Executive Officer and Chief Financial Officer, and Lorin E. Krueger, the Company's President and Chief Operating Officer. The loss of either Mr. Hankins or Mr. Krueger would have a material adverse effect on the Company.

The impact of Year 2000 issues on the Company's business depends on the accuracy, reliability and effectiveness of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues. There can be no assurance that the Company's efforts will result in complete resolution of Year 2000 issues in order to prevent a material effect on its critical business systems.

ITEM 7. FINANCIAL STATEMENTS

The financial statements immediately follow the signature page of this Form 10-KSB at the pages set forth below:

                                                                       Page
Current independent Auditors Report dated January 29, 1999
for the year ended December 31, 1998..................................  F-1

Former Independent Auditors Report dated February 4, 1998
for the year ended December 31, 1997..................................  F-2

Balance Sheet as of December 31, 1998 and 1997........................  F-3

Statement of Income for Years Ended
December 31, 1998 and 1997............................................  F-4

Statement of Changes in Stockholders Equity for
Years Ended December 31, 1998 and 1997................................  F-5

Statement of Cash Flows for The Years Ended
December 31, 1998 and 1997............................................  F-6

Notes to Financial Statements.........................................  F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 1998, Ahern Montag & Vogler, Ltd. resigned as the Company's independent public accountants and McGladrey & Pullen, LLP was appointed as the Company's independent accountants. There were no disagreements with Ahern Montag & Vogler, Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. The change in accountants was reported in the Company's current Report on Form 8-K dated May 1, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers of the Company."

The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act."

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Shareholdings."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  The following Exhibits are included in this report: See "Exhibit Index" immediately following the financial statements following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WINLAND ELECTRONICS, INC.
                                        ("Company")



Dated:  March 18, 1999                  /s/ W. Kirk Hankins
                                        W. Kirk Hankins, Chief Executive Officer
                                        and Chief Financial Officer



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

Signature and Title                                                   Date

/s/ W. Kirk Hankins                                              March 18, 1999
W. Kirk Hankins, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

/s/ Lorin E. Krueger                                             March 18, 1999
Lorin E. Krueger, President, Chief Operating Officer
and Director

/s/ S. Robert Dessalet                                           March 18, 1999
S. Robert Dessalet, Director

/s/ Kirk P. Hankins                                              March 18, 1999
Kirk P. Hankins, Vice President of Marketing
and Director

/s/ Thomas J. de Petra                                           March 18, 1999
Thomas J. de Petra, Director

/s/ David L. Ewert                                               March 18, 1999
David L. Ewert, Director

/s/ Peter D. Jones                                               March 18, 1999
Peter D. Jones, Director

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheet of Winland Electronics, Inc. as of December 31, 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Winland Electronics, Inc. for the year ended December 31, 1997, were audited by other auditors whose report, dated February 4, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen LLP
Minneapolis, Minnesota
January 29, 1999

AHERN MONTAG & VOGLER, LTD.
Certified Public Accountants
227 East Main Street, Suite 110
P.O. Box 3745
Mankato, Minnesota  56002-3745
Telephone: (507)625-8490  Fax: (507)625-5391

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



/s/  Ahern Montag & Vogler, Ltd.
AHERN MONTAG & VOGLER, LTD.
Certified Public Accountants

February 4, 1998

WINLAND ELECTRONICS, INC.

BALANCE SHEETS
December 31, 1998 and 1997


ASSETS (Note 3)                                                           1998            1997
                                                                    ----------      ----------
Current Assets
     Cash                                                           $   20,656      $   23,542
     Accounts receivable, less allowance for doubtful accounts
         1998 $155,000; 1997 $5,000 (Note 10)                        2,482,507       1,581,368
     Other receivables                                                  47,454             --
     Inventories (Note 2)                                            3,763,939       3,745,996
     Prepaid expenses                                                   62,882         116,660
     Deferred taxes (Note 6)                                           124,000             --
                                                                    ----------      ----------
                    Total current assets                             6,501,438       5,467,566
                                                                    ----------      ----------

Other Assets
     Patents and trademarks, net of accumulated amortization
         1998 $28,735; 1997 $27,206                                      5,505           7,034
     Deferred taxes (Note 6)                                               --           17,741
                                                                    ----------      ----------
                                                                         5,505          24,775
                                                                    ----------      ----------

Property and Equipment, at cost (Note 4)
     Land and land improvements                                        270,009         270,009
     Building                                                        2,497,067       2,376,511
     Machinery and equipment                                         3,001,256       2,628,804
     Data processing equipment                                         842,352         522,859
     Office furniture and equipment                                    267,472         227,303
                                                                    ----------      ----------
                                                                     6,878,156       6,025,486

     Less accumulated depreciation                                   1,754,500       1,168,707
                                                                    ----------      ----------
                                                                     5,123,656       4,856,779
                                                                    ----------      ----------
                                                                   $11,630,599     $10,349,120
                                                                    ==========      ==========

See Notes to Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                       1998            1997
                                                                        ----------      ----------
Current Liabilities
     Note payable to bank (Note 3)                                      $1,629,227      $1,733,227
     Current maturities of long-term debt                                  573,183         494,606
     Accounts payable                                                    1,263,326       1,200,177
     Accrued expenses:
         Compensation                                                      310,136         210,790
         Other                                                              47,757          37,759
     Income taxes payable                                                  228,843           4,414
                                                                        ----------      ----------
                    Total current liabilities                            4,052,472       3,680,973
                                                                        ----------      ----------

Deferred Revenue (Note 5)                                                  209,084         216,007
                                                                        ----------      ----------

Long-Term Debt, less current maturities (Notes 3 and 4)                  3,429,975       3,543,461
                                                                        ----------      ----------

Deferred Taxes (Note 6)                                                    111,000             --
                                                                        ----------      ----------

Commitments and Contingencies (Note 4)


Stockholders' Equity (Notes 7 and 9)
     Common stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding 1998 2,886,786 shares,
         1997 2,808,039 shares                                              28,867          28,080
     Additional paid-in capital                                          2,142,008       2,079,001
     Retained earnings                                                   1,657,193         801,598
                                                                        ----------      ----------
                                                                         3,828,068       2,908,679
                                                                        ----------      ----------
                                                                       $11,630,599     $10,349,120
                                                                        ==========      ==========

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME
Years Ended December 31, 1998 and 1997

                                                                   1998               1997
                                                               ------------       ------------
Net sales (Note 10)                                            $ 18,175,509       $ 12,382,878
Cost of sales                                                    14,255,149          9,653,563
                                                               ------------       ------------
                    Gross profit                                  3,920,360          2,729,315
                                                               ------------       ------------

Operating expenses:
     General and administrative                                   1,449,376          1,043,788
     Research and development                                       694,421            471,357
     Marketing                                                      297,964            245,708
                                                               ------------       ------------
                                                                  2,441,761          1,760,853
                                                               ------------       ------------
                    Operating income                              1,478,599            968,462
                                                               ------------       ------------

Other income (expenses):
     Interest expense                                              (534,127)          (445,158)
     Interest income                                                151,428             53,028
     Other                                                             (305)            30,849
                                                               ------------       ------------
                                                                   (383,004)          (361,281)
                                                               ------------       ------------

                    Income before income taxes                    1,095,595            607,181

Income taxes (Note 6)                                               240,000             40,494
                                                               ------------       ------------
                    Net income                                 $    855,595       $    566,687
                                                               ============       ============

Earnings per share data:
     Basic earnings per share                                  $       0.30       $       0.20
     Basic average common shares outstanding                      2,837,466          2,796,458
     Diluted earnings per share                                $       0.29       $       0.20
     Diluted average common shares outstanding, including
         potentially dilutive shares                              2,935,058          2,875,977

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1998 and 1997

                                                                                Additional
                                                  Common          Stock          Paid-In            Retained
                                                  Shares         Amount          Capital            Earnings         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1996                      2,751,071    $    27,511    $    2,047,794    $    234,911    $   2,310,216
    Issuance of common stock in accordance with
      employee stock option and purchase plans
      (Notes 7 and 9)                                56,968            569            29,921             --            30,490
    Income tax benefit from exercise of nonqualified
      stock options                                     --             --              1,286             --             1,286
    Net income                                          --             --                --          566,687          566,687
                                               -------------------------------------------------------------------------------
Balance on December 31, 1997                      2,808,039         28,080         2,079,001         801,598        2,908,679
    Issuance of common stock in accordance with
      employee stock option and purchase plans
      (Notes 7 and 9)                                78,747            787            63,007             --            63,794
    Net income                                          --             --                --          855,595          855,595
                                               -------------------------------------------------------------------------------
Balance on December 31, 1998                      2,886,786    $    28,867    $    2,142,008    $  1,657,193    $   3,828,068
                                               ===============================================================================

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998 and 1997

                                                                                              1998               1997
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                                         $         855,595   $      566,687
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                            647,435          438,414
         Loss on disposal of equipment                                                             28,644              110
         Income tax benefit from exercise of nonqualified stock options                               --             1,286
         Deferred taxes                                                                             4,741           34,794
         Changes in assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                                              (901,139)        (253,982)
                Other receivables                                                                 (47,454)             --
                Inventories                                                                       (17,943)        (783,665)
                Prepaid expenses                                                                   53,778          (45,681)
            Increase in:
                Accounts payable                                                                   63,149          516,771
                Accrued expenses and other                                                        102,421           24,460
                Income taxes payable                                                              224,429            4,078
                                                                                        -----------------------------------
                    Net cash provided by operating activities                                   1,013,656          503,272
                                                                                        -----------------------------------

Cash Flows From Investing Activities
     Purchases of property and equipment                                                         (533,708)        (262,625)
     Proceeds from sale of equipment                                                                  --            11,665
                                                                                        -----------------------------------
                    Net cash used in investing activities                                        (533,708)        (250,960)
                                                                                        -----------------------------------

Cash Flows From Financing Activities
     Net (payments) borrowings on revolving credit agreement                                     (104,000)         153,000
     Proceeds from long-term borrowings                                                           115,000              --
     Principal payments on long-term borrowings, including capital lease obligations             (557,628)        (431,759)
     Proceeds from issuance of common stock                                                        63,794           30,490
                                                                                        -----------------------------------
                    Net cash used in financing activities                                        (482,834)        (248,269)
                                                                                        -----------------------------------

                    Net increase (decrease) in cash                                                (2,886)           4,043

Cash
     Beginning of year                                                                             23,542           19,499
                                                                                        -----------------------------------
     End of year                                                                        $          20,656      $    23,542
                                                                                        ===================================

                                   (Continued)

WINLAND ELECTRONICS, INC.

Years Ended December 31, 1998 and 1997

                                                                                       1998              1997
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                                       $         535,293      $   434,841
         Income taxes                                                                              10,571              --
                                                                                        ===================================

Supplemental Schedule of Noncash Investing and Financing Activities
     Capital lease obligations incurred for the purchase of equipment                   $         407,718      $ 1,193,159
                                                                                        ===================================

See Notes to Financial Statements.

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1.  Significant Accounting Policies
Nature of business: The Company operates in one business segment which includes the design and manufacture of electronic control devices. Sales are to customers located primarily in the Upper Midwest, and credit is granted based upon the credit policies of the Company.

A summary of the Company's significant accounting policies follows:

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Patents and trademarks: Patents and trademarks are stated at cost and are being amortized using the straight-line method over their economic useful lives.

Depreciation: It is the Company's policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets as follows:

                                                              Years
Land improvements                                               20
Building                                                        39
Machinery and equipment                                        5-7
Data processing equipment                                      3-7
Office furniture and equipment                                 3-7


Long-lived assets: In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits, research and development credits, and job credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to the credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

Fair value of financial instruments: In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, management estimates that the carrying value of long-term debt approximates fair value due to the variable-interest feature of the debt. The carrying value of all other financial instruments approximates fair value due to the short-term nature of the instruments.

Earnings per share: The Company has adopted SFAS No. 128, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares under the treasury stock method.

Reclassification: Certain 1997 amounts have been reclassified to be in conformity with the 1998 presentation.

During the year ended December 31, 1998, the Company changed its method of presenting the statement of cash flows for operating activities from the direct method (which showed principal components of operating cash receipts and payments) to the indirect method (which adjusts net income to remove the effects of noncash operating transactions). This change has been applied retroactively to the 1997 statement of cash flows.

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 2. Inventories
The components of inventory at December 31, 1998 and 1997, are as follows:

                                                       December 31
                                                 1998                1997
                                         ----------------------------------
Raw materials                            $      2,676,738   $     2,775,668
Work in progress                                  565,229           490,428
Finished goods                                    521,972           479,900
                                         ----------------------------------
Total                                    $      3,763,939   $     3,745,996
                                         ==================================


Note 3. Financing Arrangement and Long-Term Debt
Financing arrangement: The Company has a $3,500,000 revolving line-of-credit agreement through June 1999. Interest on advances is at the bank's reference rate (7.75 percent at December 31, 1998) and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at December 31, 1998 and 1997, were $1,629,227 and $1,733,227, respectively.

Long-term debt:  The following is a summary of long-term debt:


                                                                                         December 31
                                                                                   1998               1997
                                                                               ------------------------------
6.941% note payable due in monthly installments of $13,117,
   including interest, to January 1, 2000, when the remaining
   balance is payable, secured by property and equipment                       $  1,522,723      $  1,572,542
4% note payable due in monthly installments of $3,030, including interest, to January 1, 2000, when the remaining balance is
   payable, secured by property and equipment                                       430,761           449,481
Note payable in monthly installments of $8,334, plus interest at prime plus 0.75%, to October 2001, secured by accounts
   receivable                                                                       283,316           383,324
8.75% note payable due in monthly installments of $1,400,
   including interest, to July 2003, secured by equipment                           167,660                --
Capitalized lease obligations, due in various monthly installments, with interest ranging from 8.95% to 9.5%, to
   October 2000, secured by equipment                                               130,584           230,714
Capitalized lease obligations, due in various monthly installments, with interest ranging from 8.5% to 9.96%, to
   August 2001, secured by equipment                                                342,219           333,793

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 3.    Financing Arrangement and Long-Term Debt (Continued)

                                                                                         December 31
                                                                                   1998                1997
                                                                               ------------------------------
Capitalized lease obligations, due in various monthly installments, with interest ranging from 8.88% to 10.04%, to
   October 2002, secured by equipment                                               342,389           394,685
Capitalized lease obligations, due in various monthly installments, with interest ranging from 8.5% to 9.3%, to April
   2003, secured by equipment                                                       235,804              --
Capitalized lease obligation, due in monthly installments of $9,399, with interest at 8.97%, to November 2004, secured by
   equipment                                                                        547,702           607,456
Other                                                                                  --              66,072
                                                                               ------------------------------
                                                                                  4,003,158         4,038,067

Less current maturities                                                             573,183           494,606
                                                                               ------------------------------
Total long-term debt                                                           $  3,429,975     $   3,543,461
                                                                               ==============================


Approximate maturities of long-term debt for years subsequent to December 31, 1998, are as follows:

1999                                                          $         573,000
2000                                                                  2,344,000
2001                                                                    420,000
2002                                                                    221,000
2003                                                                    297,000
Thereafter                                                              148,000
                                                              -----------------
Total                                                         $       4,003,000
                                                              =================

Note 4.  Commitments and Contingencies
Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 1998 and 1997, are as follows:

                                                         1998           1997
                                                      -------------------------
Cost                                                  $ 2,522,665   $ 2,172,500
Accumulated amortization                                  756,053       457,000
                                                      -------------------------
Net leased property under capital leases              $ 1,766,612   $ 1,715,500
                                                      =========================

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 4.  Commitments and Contingencies (Continued)
The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 1998, are as follow:

 1999                                                            $    548,000
 2000                                                                 438,000
 2001                                                                 385,000
 2002                                                                 241,000
 2003                                                                 150,000
Thereafter                                                            156,000
Total minimum lease payments                                        1,918,000
                                                                 ------------

Less amount representing interest                                     319,000
                                                                 ------------
                                                                 $  1,599,000
                                                                 ============


The capital lease obligations are included in long-term debt.

Operating leases: The Company leases certain equipment and vehicles under noncancelable operating leases through 2002. The Company is responsible for all repairs and maintenance, insurance, and other related expenses in connection with these leases.

Rental and other related expenses for the above leases for the years ended December 31, 1998 and 1997, were approximately $113,000 and $100,000, respectively.

Approximate minimum future annual lease payments under these leases as of December 31, 1998, are as follows:


Years ending December 31:
   1999                                                    $         63,000
   2000                                                              42,000
   2001                                                              21,000
                                                           ----------------
                                                           $        126,000
                                                           ================



Note 5. Deferred Revenue
During 1994, the Company and the city of Mankato entered into a tax increment financing agreement for the construction of the Company's operating facility. In connection with this agreement the city donated land and land improvements with a fair value of $270,009. The fair value of land and land improvements donated was accounted for as deferred revenue and is being amortized over 39 years, which is the life of the building.

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 6. Income Taxes
Components of the provision for income taxes are as follows:


                                                                 December 31
                                                               1998        1997
                                                          ----------------------
Current taxes                                             $  235,000   $   4,414
Deferred                                                       5,000      34,794
Additional paid-in capital from benefit of
    stock options exercised                                       --       1,286
                                                          ----------------------
                                                          $  240,000   $  40,494
                                                          ======================


During 1998 and 1997 the Company also received a tax benefit from the carryforward of net operating losses and tax credits totaling approximately $137,000 and $193,000, respectively.

The statutory income tax rate reconciliation to effective rate is as follows:



                                                           December 31
                                                     1998           1997
                                                   --------------------------
Statutory U.S. income tax rate                           35%             35%
State taxes, net of federal tax benefit                   2%              6%
Tax benefit of NOL and credit carryforwards            (11%)           (34%)
Research and development tax credit                     (3%)              0%
Other                                                   (1%)            (1%)
                                                   --------------------------
Effective income tax rate                                22%              6%
                                                   ==========================


Net deferred taxes consist of the following components as of December 31, 1998 and 1997:



                                                            December 31
                                                        1998         1997
                                                     --------------------------
Deferred tax assets:
   Loss carryforwards                                $     --    $    38,154
   Tax credit carryforwards                                --         92,146
   Inventory                                              43,000      46,061
   Allowance for doubtful accounts                        57,000         --
   Other                                                  24,000      24,355
                                                     ------------------------
Total deferred tax assets                                124,000     200,716

Less valuation allowance                                   --       (148,181)
                                                     ------------------------
Deferred tax assets                                      124,000      52,535

Deferred tax liabilities:
   Property and equipment                                111,000      34,794
                                                     ========================
Net deferred tax assets                              $    13,000 $    17,741
                                                     ========================

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 6.     Income Taxes (Continued)
The components giving rise to the net deferred tax asset described above have been included in the accompanying balance sheets at December 31, 1998 and 1997, as follows:

                                                         December 31
                                                    1998           1997
                                                 ------------------------
Current assets                                   $   124,000   $       --
Noncurrent assets                                                  17,741
Noncurrent liabilities                               111,000           --



Note 7. Stock-Based Compensation Plans
Stock option plan: The Company has reserved 750,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire over the term of the options, generally five years after the date of grant unless an earlier expiration date is set at the time of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's earnings and earnings per share would have changed to the pro forma amounts indicated below:



                                                           December 31
                                                         1998        1997
                                                  ------------------------
Net income--as reported                           $   855,595   $  566,687
Net income--pro forma                                 750,147      484,950
Net income per share, basic--as reported                 0.30         0.20
Net income per share, diluted--as reported               0.29         0.20
Net income per share, basic--pro forma                   0.26         0.17
Net income per share, diluted--pro forma                 0.25         0.17


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:



                                                        December 31
                                                      1998            1997
                                                    -------------------------
Expected life of options                            3 years         3.5 years
Expected dividend yield                                0.0%              0.0%
Expected stock price volatility                       65.2%             64.0%
Risk-free interest rate                                5.7%              5.5%

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.     Stock-Based Compensation Plans (Continued)
The pro forma effect on earnings in 1998 and 1997 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Additional information relating to all outstanding options as of December 31, 1998 and 1997, is as follows:


                                                         1998                                   1997
                                                               Weighted-                         Weighted-
                                                                Average                           Average
                                                               Exercise                          Exercise
                                              Shares             Price               Shares        Price
                                            -------------------------------------------------------------------
Options outstanding, beginning of
  year                                             345,000   $    2.25              296,940    $    1.80
  Options exercised                                (69,400)       0.63              (45,940)        0.11
  Options expired                                  (17,600)       2.50               (6,000)        2.63
  Options granted                                  112,000        2.11              100,000         2.71
                                            -------------------------------------------------------------
Options outstanding, end of year                   370,000   $    1.89              345,000    $    2.25
                                            =============================================================

Weighted-average fair value of
  options granted during the year                            $    0.93                         $    1.44


The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                                              Options Outstanding                    Options Exercisable
                                                   Weighted-
                                                    Average         Weighted-                    Weighted-
                                                   Remaining         Average                      Average
                                    Number        Contractual       Exercise        Number       Exercise
Range of Exercise Prices           of Shares      Life (Years)        Price        of Shares       Price
                                   -----------------------------------------------------------------------
$1.75 to $1.8125                      11,000         0.5        $    1.78         11,000         $   1.78
$1.75 to $1.925                      112,000         1.6             1.83         93,100             1.83
$1.75 to $1.925                       13,000         2.7             1.87          8,500             1.84
$1.75 to $1.925                      122,000         3.5             1.76         39,800             1.76
$1.75 to $2.563                       40,000         4.5             1.95         22,000             2.12
$2.819                                30,000         4.9             2.82         30,000             2.82
$1.75                                 42,000         5.8             1.75                             --
                                   -----------------------------------------------------------------------
                                     370,000         2.8        $    1.89        204,400         $   1.99
                                   =======================================================================


At December 31, 1997, there were 169,150 options exercisable at a weighted-average exercise price of $1.40.

The Company also has outstanding warrants to purchase 37,000 shares of common stock. These warrants are exercisable at $2.20 per share through March 2000.

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 8. Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

                                                                    1998                1997
                                                               -------------------------------
Earnings per share--basic:
   Income available for common shareholders                    $     855,595     $     566,687
                                                               ===============================

   Weighted-average shares outstanding                             2,837,466         2,796,458

   Earnings per share--basic                                   $        0.30              0.20
                                                               ===============================

Earnings per share--diluted:
   Income available to common shareholders                     $     855,595 $         566,687
                                                               ===============================

   Weighted-average shares outstanding                             2,837,466         2,796,458
   Dilutive impact of options outstanding                             93,320            72,851
   Dilutive impact of warrants outstanding                             4,272             6,668
                                                               -------------------------------
   Weighted-average shares and potential dilutive shares
      outstanding                                                  2,935,058         2,875,977
                                                               ===============================

   Earnings per share--diluted                                  $       0.29     $        0.20
                                                               ===============================

Options to purchase 40,000 and 107,600 shares of common stock at December 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of common shares.


Note 9. Employee Benefit Plans
Pension plan: The Company has a qualified defined contribution 401(k) profit sharing plan for its employees who meet certain age and service requirements. Employees are allowed to contribute up to 15 percent of eligible compensation, and the Company makes a contribution of one-third of the employees' contributions, up to a maximum of 10 percent. The Company contributed approximately $66,200 and $44,500 to the plan for the years ended December 31, 1998 and 1997, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 1998 and 1997.

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 9.     Employee Benefit Plans (Continued)
Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, up to 15 percent of eligible compensation. The plan is carried out in two annual six-month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires December 31, 2002. A total of 100,000 shares were originally available for purchase under the plan. There were 9,347 and 11,028 shares purchased under the plan for the years ended December 31, 1998 and 1997, respectively.


Note 10. Major Customers
The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 1998 and 1997, as follows:


                                                      1998              1997
                                             ----------------------------------
Sales percentage:
   Customer A                                          47%               53%
   Customer B                                          14%                3%
   Customer C                                          13%               17%
Accounts receivable percentage at December 31:
   Customer A                                          30%               37%
   Customer B                                          34%               11%
   Customer C                                          10%               20%

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended                            Commission File No. 0-18393
December 31, 1998
                           --------------------------

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

10.7 $1,935,000 Combination Mortgage, Security Agreement and Fixture Financing Statement dated August 3, 1994 by the Company to The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.8 Promissory Note of the Company in the principal amount of $1,699,620 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.9 Development Agreement dated July 29, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.10 Agreement for Loan of Small Cities Development Program Funds dated October 6, 1994 between the Company and The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.11 Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.12 Supplemental Bonus Plan for W. Kirk Hankins and Lorin Krueger adopted May 22, 1995 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1995)**

10.13* Employment Agreement dated January 1, 1999 between the Company and W. Kirk Hankins**

10.14* Employment Agreement dated January 1, 1999 between the Company and Lorin E. Krueger**

10.15*   Employment Agreement dated January 1, 1999 between the Company and Kirk
         P. Hankins**

10.16* Employment Agreement dated January 1, 1999 between the Company and Kimberley E. Kleinow**

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

10.23 Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**

10.24 Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.25*   1999 Bonus Plan**

23.1*    Consent of McGladrey & Pullen, LLP

23.2*    Consent of Ahern Montag & Vogler, Ltd.

24.1* Power of Attorney for W. Kirk Hankins, Lorin E. Krueger, S. Dessalet, Kirk P. Hankins, Thomas J. de Petra, David L. Ewert and Peter D. Jones (included on signature page of this Form 10-KSB)

27*      Financial Data Schedule (included in electronic filing only)


 *  Filed herewith.
**  Management agreement or compensatory plan or arrangement.