Form 10QSB
period 1999-03-31
WINLAND ELECTRONICS INC
filed 1999-05-07
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1999
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 1999, the Registrant had 2,891,786 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS



                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


ASSETS                                                March 31,        December 31,
                                                         1999              1998
                                                    ------------       ------------
CURRENT ASSETS:
Cash                                                $    172,032       $     20,656
Accounts Receivable, Net                               3,156,510          2,482,507
Other Receivables                                              0             47,454
Inventories                                            3,726,685          3,763,939
Prepaid Expenses                                          46,339             62,882
Deferred Taxes                                           145,400            124,000
                                                    ------------       ------------
              Total Current Assets                     7,246,966          6,501,438
                                                    ------------       ------------

OTHER ASSETS:
Patent and Trademarks, net of amortization                 5,137              5,505
                                                    ------------       ------------

Property and Equipment, at cost:
Land and Land Improvements                               270,009            270,009
Building                                               2,663,587          2,497,067
Machinery and Equipment                                3,035,651          3,001,256
Data Processing Equipment                                972,264            842,352
Office Furniture and Equipment                           266,810            267,472
                                                    ------------       ------------
    Total                                              7,208,321          6,878,156
    Less Accumulated Depreciation                     (1,926,003)        (1,754,500)
                                                    ------------       ------------
   Property and Equipment, Net of Depreciation         5,282,318          5,123,656
                                                    ------------       ------------
              TOTAL ASSETS                          $ 12,534,421       $ 11,630,599
                                                    ------------       ------------



                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



LIABILITIES AND SHAREHOLDERS' EQUITY                   March 31,        December 31,
                                                         1999               1998
                                                    ------------       ------------
CURRENT LIABILITIES:
Notes Payable                                        $ 1,857,227        $ 1,629,227
Current Maturities of Long Term Debt                     569,827            573,183
Accounts Payable                                       1,524,368          1,263,326
Accrued Expenses:
   Compensation                                          358,696            310,136
   Other                                                  91,359             47,757
Income Taxes Payable                                     245,307            228,843
                                                    ------------       ------------
              Total Current Liabilities                4,646,784          4,052,472
                                                    ------------       ------------

LONG TERM LIABILITIES:
Deferred Revenue                                         207,353            209,084
Long Term Debt, Less Current Maturities                3,288,931          3,429,975
Deferred Taxes                                           111,000            111,000
                                                    ------------       ------------
              TOTAL LONG TERM LIABILITIES              3,607,284          3,750,059
                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
Common Stock                                              28,918             28,867
Additional Paid-In Capital                             2,151,019          2,142,008
Retained Earnings                                      2,100,416          1,657,193
                                                    ------------       ------------
              Total Shareholders' Equity               4,280,353          3,828,068
                                                    ------------       ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $12,534,421        $11,630,599
                                                    ------------       ------------


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,

                                                         1999              1998
                                                     -----------        -----------
NET SALES:                                           $ 6,615,048        $ 4,402,960
        Cost of Goods Sold                             5,092,939          3,509,481
                                                     -----------        -----------
        Gross Profit                                   1,522,109            893,479

OPERATING EXPENSES:
        General and Administrative                       470,111            302,958
        Marketing                                         90,106             66,731
        Research and Development                         171,441            166,031
                                                     -----------        -----------
                    Total Operating Expenses             731,658            535,720


OPERATING INCOME                                         790,451            357,759
                                                     -----------        -----------
OTHER INCOME AND (EXPENSE)                                29,159             39,763
INTEREST EXPENSE                                        (116,082)          (127,881)
                                                     -----------        -----------
                                                         (86,923)           (88,118)
                                                     -----------        -----------

NET INCOME BEFORE INCOME TAXES                           703,528            269,641
                                                     -----------        -----------

PROVISION FOR INCOME TAXES                               260,305             94,365
                                                     -----------        -----------
NET INCOME                                           $   443,223        $   175,276

BASIC EARNINGS PER SHARE                             $     0.153        $     0.062
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                    2,888,453          2,833,039

DILUTED EARNINGS PER SHARE                           $     0.150        $     0.061
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING DILUTIVE SHARES                 2,952,561          2,867,882


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                            MARCH 31, 1999       MARCH 31, 1998
                                                                            --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                                $ 443,223           $ 175,276
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activeties:
         Depreciation and Amortization                                           177,089             146,956
         Loss on Disposal of Equipment                                              --                   460
         Deferred Taxes                                                          (21,400)               --
         Changes in Assets and Liabilities
           (Increase) Decrease in:
               Accounts Receivable                                              (674,003)           (379,750)
               Other Receivables                                                  47,454                --
               Inventories                                                        37,254            (712,983)
               Prepaid Expenses                                                   16,543              18,572
           Increase in:
               Accounts Payable                                                  261,042             205,688
               Accrued Expenses and Other                                         90,431              18,602
               Income Taxes Payable                                               16,464              89,451
                                                                               ---------           ---------
                   Net Cash Provided By (Used In) in Operating Activities        394,097            (437,728)
                                                                               ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                                        (335,382)           (148,558)
     Proceeds from sale of Equipment                                                --                   200
                                                                               ---------           ---------
                   Net Cash Used in Investing Activities                        (335,382)           (148,358)
                                                                               ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net Borrowings on Revolving Credit Agreement                                228,000             824,000
     Principal Payments on Long-term Borrowings, Including
     Capital Lease Obligations                                                  (144,401)           (128,511)
     Proceeds From Issuance of Common Stock                                        9,062               1,500
                                                                               ---------           ---------
                   Net Provided by Financing Activities                           92,661             696,989
                                                                               ---------           ---------

                   Net Increase in Cash                                          151,376             110,903

CASH
     Beginning                                                                    20,656              23,542
                                                                               ---------           ---------
     End                                                                       $ 172,032           $ 134,445
                                                                               ---------           ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Payments For:
         Interest                                                              $ 116,082           $ 128,143
         Income Taxes                                                            265,241               4,914
                                                                               ---------           ---------

Supplemental Schedule of Noncash Investing and Financing Activities
         Capital Lease Obligations Incurred for the Purchase of Equipment      $    --             $ 129,048
                                                                               ---------           ---------


                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion all adjustments necessary to a fair presentation of the results for the interim period have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. Except for those described in note 2 below, all other adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, net operating loss carry-overs, lease and license commitments and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $154,784 at March 31, 1999 and at December 31, 1998

NOTE 3 - INVENTORY
Major components of inventory at March 31, 1999 and December 31, 1998 are as follows:

                                                   March 31,       December 31,
                                                      1999            1998
                                                   ----------      ----------
Raw Materials                                      $2,380,911      $2,676,738
Work In Process                                       856,038         565,229
Finished Goods                                        489,736         521,972
                                                   ----------      ----------
                           Total                   $3,726,685      $3,763,939
                                                   ----------      ----------

NOTE 4 - FINANCING ARRANGEMENTS AND LONG -TERM DEBT
Financing Arrangement: The Company has a $3,500,000 revolving line-of -credit agreement through June 1999 Interest on advances is at the bank's reference rate (7.75 percent at March 31, 1999), and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at March 31, 1999 and December 31, 1998, were $1,857,227 and $1,629,227, respectively.

Long-term Debt:  The following is a summary of long-term debt:         March 31,        December 31,
                                                                         1999               1998
                                                                         ----               ----
6.941% note payable due in monthly installments of $13,117,
    including interest, to January 1, 2000, when the remaining
    balance is payable, secured by property and equipment.         $     1,509,720         1,522,723
4% note payable due in monthly installments of $3,030,
    including interest, to January 1, 2000, when the remaining
    balance is payable, secured by property and equipment.                 425,963           430,761
Note payable in monthly installments of $8,334, plus interest at prime plus 0.75%, to October 2001, secured by accounts
    receivable.                                                            258,314           283,316
8.75% note payable due in monthly installments of $1,400,
    including interest, to July 2003, secured by equipment.                167,124           167,660
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.95% to 9.5%, to
    October 2000, secured by equipment.                                    104,384           130,584

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

NOTE 4 - FINANCING ARRANGEMENTS AND LONG -TERM DEBT(Continued)

                                                                          March 31,           December 31,
                                                                            1999                   1998
                                                                        ----------              ---------
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.5% to 9.96%, to
    August 2001, secured by equipment.                                     313,652                342,219
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.88% to 10.04%, to
    October 2002, secured by equipment.                                    322,386                342,389
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.5% to 9.3%, to April
    2003, secured by equipment.                                            225,544                235,804
Capitalized lease obligations, due in monthly installments of
    $9,399, with interest at 8.97%, to November 2004, secured by
    equipment.                                                             531,671                547,702
                                                                        ----------              ---------
                                                                         3,858,758              4,003,158

Less current maturities                                                    566,828                573,183
                                                                        ----------              ---------
Total Long-term Debt                                                $    3,291,930         $    3,429,975
                                                                        ----------              ---------


NOTE 5 - STOCK OPTIONS AND WARRANTS
As of March 31, 1999, options to purchase an aggregate of 209,000 shares of the Company's common stock were granted and outstanding under the Company's 1989 Stock Option Plan(the "1989 Plan"). As of March 31, 1999, options to purchase 142,400 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $1.75 to $2.69 per share. Options to purchase 172,000 shares were granted and outstanding under the 1997 Stock Option Plan (the "1997 Plan") as of March 31, 1999, of which 128,000 shares were exercisable. The exercise prices of options under the 1997 Plan range from $1.75 to $2.819 per share.

As of March 31, 1999, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three months ended March 31, 1999 v.
Three months ended March 31, 1998

Net Sales:
The Company recorded net sales of $6,615,048 for the three months ended March 31, 1999, an increase of 50.2% from $4,402,960 for the same period in 1998. The increase in sales for the first quarter of 1999 compared to 1998 is primarily attributed to increases in sales to several OEM customers, with sales to Peoplenet Communications, Inc. representing the largest increase for the first three months of 1999 over 1998 revenues. In addition, sales of the Company's security/industrial products also increased for the first three months of 1999 over the same period in 1998.

The Company has in place several firm purchase commitments for delivery ii 1999, the largest are as follows, Select Comfort Corporation $6 million dollars, PeopleNet Communications, Inc. $2 million dollars and CIC Systems, Inc. $300,000. In addition to the above mentioned agreements, the Company has several smaller agreements with various OEM customers to be fulfilled in 1999.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of Select Comfort Corporation, PeopleNet Communications, inc. or other OEM customers could have an adverse effect on the Company's short-term results. The Company's marketing research indicates that there is a large potential market for electronic design and manufacturing services and that this market is growing rapidly.

Gross Profits:
Gross profit was $1,552,109 or 23.0% of net sales for the three months ended March 31, 1999, compared to $893,479 or 20.3% of net sales for the same period in 1998. Improved gross profits as a percentage of net sales for the first three months of 1999 compared to 1998 were the result of a combination of product sale price increases, product sales mix, and production efficiencies experienced during the period.

Operating Expenses:
General and administrative expense was $470,111 or 7.1% of net sales for the three months ended March 31, 1999, compared to $302,958 or 6.9% of net sales for the same period in 1998. As a percentage of sales general and administrative expense increased for the first quarter of 1999. The actual general and administrative expenses increased $167,153 for both the first three months of 1999, compared to 1998. The increase in general and administrative expense is primarily due to increases in accrued performance bonus expense. Performance bonuses are tied directly to the Companies profits for the period, which increased in excess of 150 percent for 1999 compared to 1998.

Marketing and customer relations expense was $90,106 or 1.4% of net sales for the three months ended March 31, 1999, compared to $66,731or 1.5% of net sales for the same period in 1998. Although marketing and customer relations' expense declined slightly as a percentage of sales, the actual marketing and customer relations' expense increased $23,375 during the first quarter of 1999 compared to the same period of 1998. The increases are due to the addition of marketing and customer relation's personnel necessary to provide appropriate levels of service to OEM customers and assist in securing new, long-term OEM relationships.

Research and development expense was $171,441 or 2.6% of net sales for the first quarter of 1999, compared to $166,031 or 3.8% of net sales for the same period in 1998. Research and development expense declined as a percentage of sales for the first three months of 1999, compared to 1998. The actual expense increased $5,410 for the period. Research and development staff continue to concentrate efforts on design and support services for the Company's OEM customers, as well as researching possible new proprietary product designs.

Interest Expense:
Interest expense, including interest on the revolving line of credit, other long-term borrowing, and interest on capital leases was $116,082 or 1.8% of net sales for the three months ended March 31, 1999, compared to $127,881 or 2.9% of net sales for the same period in 1998. The decline in interest expense both in actual dollars and as a percentage of sales is primarily attributed to a reduction of the interest rate and lower outstanding balances on the revolving line of credit. The interest rate on the revolving credit agreement was reduced from 1/2 of a percent over the prime rate for the first quarter of 1998 to the prime rate for the first quarter of 1999.

Net Earnings:
The Company reported net income of $443,223 or $0.150 per diluted share for the three months ended March 31, 1999, compared to net income of $175,276 or $0.061 per diluted share for the same period in 1998. Net income rose 152.9% for the first quarter of 1999 compared to the same period in 1998. The dramatic increase in net income is attributed to the increase in sales combined with improved gross profit margins, maintaining control over operating expenses and a reduction of interest costs during the period.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on March 31, 1999 was 1.56 to 1, compared to 1.60 to 1 on December 31, 1998. Working capital on March 31, 1999 was $2,600,182 compared to $2,448,966 on December 31, 1998. The increase in working capital is primarily attributed to increases in accounts receivable and cash that are offset by additional short-term borrowing needed to support the increased sales levels for the first three months of 1999.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate per annum on the revolving credit agreement is equal to the reference rate. At March 31, 1999, advances outstanding on the revolving line of credit was $1,857,227. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.

In late 1998, the Company made a decision to expand its facility by 5,000 square feet and begun construction of the additional space in February of 1999. The expansion, including additional equipment and furniture is estimated to cost between $600,000 and $700,000 to complete. The Company plans to finance the expansion primarily through a mortgage loan from Norwest Bank, with a portion of the financing to come from the Minnesota Investments Fund through a loan with the City of Mankato. The equipment and additional furniture will be financed through capital equipment leases. The expansion is scheduled to be complete in late May 1999.

Year 2000:

Year 2000 Background

The Company's overall goal is to be Year 2000 compliant. To accomplish this goal, the Company is addressing the issue with respect to both its information technology (IT) and non-IT systems, as well as its business relationships with key third parties. To be ready, the Company needs to evaluate the Year 2000 issues and fix any problems it can so that all of its systems and relationships will be suitable for continued use into and beyond the Year 2000.

The Company began addressing the Year 2000 issue in 1996 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company began by assessing its internal computer systems, including their components and machinery, that were susceptible to system failure or processing errors as a result of the Year 2000 issue. This phase is substantially complete.

The Company's Year 2000 efforts have also included assessment of "embedded" systems (such as automated systems and telephone systems). In 1998, the Company hired an outside consultant to assist in the assessment and remediation phases of handling the Year 2000 issue.

As part of the assessment phase, the Company has substantially completed the initial communications with certain key third parties, including suppliers, distributors, and customers in order to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company believes this part of the assessment phase will continue throughout 1999 and cannot predict the outcome of other companies' remediation efforts.

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

Risk Assessment

At this time, the Company believes that its most reasonably likely worst case scenario is that the Company and/or its key customers could experience minor disruptions. In the event that such disruptions do occur, the Company does not expect that they would have a material adverse effect on the Company's financial condition and results of operations. Due to the complex issues surrounding Year 2000 and other significant business issues, however, it is difficult to predict outcomes and resulting consequences that could have a material adverse impact on the company's results of operations, financial condition and cash flows.

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

The Company derives a significant portion of its revenues from a limited number of major OEM customers which are not subject to any long-term contracts with the Company. If any major customer should for any reason stop doing business with the Company, the Company's business would be significantly adversely affected. Some of the Company's key customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company's customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

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

                            PART II-OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS

The Company is one of five defendants in a products liability case venued in the Colorado State District Court for the County of Boulder. The case was commenced by two product consumers, Lee Turner and Elizabeth Turner, in February of 1999. The Turners allege that the basement of their home was flooded by a malfunctioning water system and have sued a variety of manufacturers, designers and installers claiming that the water damage resulted from some alleged but unspecified failures in the water system design, construction, alarm system or component parts. The plaintiffs contend that flooding occurred in the lower level of their home while they were absent, thereby allegedly damaging floors, carpeting, walls and personal property. The amount of monetary damages sought has not been identified by the plaintiffs at this time.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The exhibit to this report is:

                  27.1 Financial Data Schedule (included in electronic version only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WINLAND ELECTRONICS, INC.


Dated: May 7, 1999                           By:   /s/ W. K. Hankins
                                                   William K. Hankins,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer
                                                   (Principal Executive Officer
                                                   and Principal Financial and
                                                   Accounting Officer)