Form 10QSB
period 1999-06-30
WINLAND ELECTRONICS INC
filed 1999-08-13
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 1999
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1999, the Registrant had 2,896,631 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS



                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



ASSETS                                                  June 30,       December 31,
                                                          1999               1998
                                                    ------------       ------------
CURRENT ASSETS:
Cash                                                $          0       $     20,656
Accounts Receivable, Net                               1,865,550          2,482,507
                                                               0             47,454
Inventories                                            3,961,728          3,763,939
Prepaid Expenses                                          76,443             62,882
Deferred Taxes                                           145,400            124,000
                                                    ------------       ------------
              Total Current Assets                     6,049,121          6,501,438
                                                    ------------       ------------

OTHER ASSETS:
Patent and Trademarks, net of amortization                 4,769              5,505
                                                    ------------       ------------

Property and Equipment, at cost:
Land and Land Improvements                               272,901            270,009
Building                                               2,957,694          2,497,067
Machinery and Equipment                                3,171,812          3,001,256
Data Processing Equipment                              1,127,257            842,352
Office Furniture and Equipment                           343,220            267,472
                                                    ------------       ------------
    Total                                              7,872,884          6,878,156
    Less Accumulated Depreciation                     (2,117,761)        (1,754,500)
                                                    ------------       ------------
   Property and Equipment, Net of Depreciation         5,755,123          5,123,656
                                                    ------------       ------------
              TOTAL ASSETS                          $ 11,809,013       $ 11,630,599
                                                    ============       ============

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



LIABILITIES AND SHAREHOLDERS' EQUITY                    June 30,        December 31,
                                                          1999              1998
                                                    ------------       ------------
CURRENT LIABILITIES:
Notes Payable                                        $ 1,262,227        $ 1,629,227
Current Maturities of Long Term Debt                     643,569            573,183
Outstanding Checks in Excess of Bank Balances            173,466                  0
Accounts Payable                                       1,071,454          1,263,326
Accrued Expenses:
   Compensation                                          403,151            310,136
   Other                                                  58,716             47,757
Income Taxes Payable                                     206,695            228,843
                                                    ------------       ------------
              Total Current Liabilities                3,819,278          4,052,472
                                                    ------------       ------------

LONG TERM LIABILITIES:
Deferred Revenue                                         205,623            209,084
Long Term Debt, Less Current Maturities                3,262,469          3,429,975
Deferred Taxes                                           111,000            111,000
                                                    ------------       ------------
              TOTAL LONG TERM LIABILITIES              3,579,092          3,750,059
                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
Common Stock                                              28,966             28,867
Additional Paid-In Capital                             2,160,591          2,142,008
Retained Earnings                                      2,221,086          1,657,193
                                                    ------------       ------------
              Total Shareholders' Equity               4,410,643          3,828,068
                                                    ------------       ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $11,809,013        $11,630,599
                                                    ============       ============

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                     Three Months Ended
                                                                           June 30,
                                                                   1999              1998
                                                               -----------       -----------
NET SALES:                                                     $ 4,654,013       $ 4,290,114
        Cost of Goods Sold                                       3,658,570         3,306,965
                                                               -----------       -----------
        Gross Profit                                               995,443           983,149

OPERATING EXPENSES:
        General and Administrative                                 421,582           340,132
        Marketing                                                   99,993            70,627
        Research and Development                                   200,863           183,768
                                                               -----------       -----------
                    Total Operating Expenses                       722,438           594,527
                                                               -----------       -----------


OPERATING INCOME                                                   273,005           388,622
                                                               -----------       -----------
OTHER INCOME / (EXPENSE)                                            32,700            52,257
INTEREST EXPENSE                                                  (109,246)         (140,039)
                                                               -----------       -----------
                                                                   (76,546)          (87,782)

NET INCOME BEFORE INCOME TAXES                                     196,459           300,840
                                                               -----------       -----------

PROVISION FOR INCOME TAXES                                          75,789           105,303
                                                               -----------       -----------
NET INCOME                                                     $   120,670       $   195,537

BASIC EARNINGS PER SHARE                                       $     0.042       $     0.069
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                              2,894,734         2,834,878

DILUTED EARNINGS PER SHARE                                     $     0.040       $     0.068
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
 DILUTIVE SHARES                                                 2,992,579         2,875,712


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                        Six Months Ended
                                                                             June 30,
                                                                    1999               1998
                                                                ------------       ------------

NET SALES:                                                      $ 11,269,061       $  8,693,075
        Cost of Goods Sold                                         8,751,509          6,816,446
                                                                ------------       ------------
        Gross Profit                                               2,517,552          1,876,629

OPERATING EXPENSES:
        General and Administrative                                   891,693            643,090
        Marketing                                                    190,099            137,358
        Research and Development                                     372,304            349,799
                                                                ------------       ------------
                    Total Operating Expenses                       1,454,096          1,130,247
                                                                ------------       ------------


OPERATING INCOME                                                   1,063,456            746,382
                                                                ------------       ------------
OTHER INCOME AND (EXPENSE)                                            61,858             92,018
INTEREST EXPENSE                                                    (225,327)          (267,920)
                                                                ------------       ------------
                                                                    (163,469)          (175,902)
                                                                ------------       ------------

NET INCOME BEFORE INCOME TAXES                                       899,987            570,480
                                                                ------------       ------------

PROVISION FOR INCOME TAXES                                           336,094            199,668
                                                                ------------       ------------
NET INCOME                                                      $    563,893       $    370,812

BASIC EARNINGS PER SHARE                                        $      0.195       $      0.131
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                                2,891,594          2,833,958

DILUTED EARNINGS PER SHARE                                      $      0.189       $      0.129
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
DILUTIVE SHARES                                                    2,989,439          2,874,792


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                                JUNE 30,1999      JUNE 30,1998
                                                                               -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                                $   563,893       $   370,812
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activeties:
         Depreciation and Amortization                                             363,997           304,942
         Loss on Disposal of Equipment                                                --               3,633
         Deferred Taxes                                                            (21,400)             --
         Changes in Assets and Liabilities
           (Increase) Decrease in:
               Accounts Receivable                                                 616,957          (282,417)
               Other Receivables                                                    47,454              --
               Inventories                                                        (197,789)         (769,385)
               Prepaid Expenses                                                    (13,561)          (17,961)
           Increase / (Decrease) in:
               Accounts Payable                                                   (191,872)         (346,330)
               Accrued Expenses and Other                                          100,513            52,048
               Income Taxes Payable                                                (22,148)          192,382
                                                                               -----------       -----------
                   Net Cash Provided By (Used In) in Operating Activities        1,246,044          (492,276)
                                                                               -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                                          (994,728)         (205,724)
     Proceeds from sale of Equipment                                                  --                 484
                                                                               -----------       -----------
                   Net Cash Used in Investing Activities                          (994,728)         (205,240)
                                                                               -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net Borrowings and Repayments on Revolving Credit Agreement                  (367,000)          944,000
     Outstanding Checks in Excess of Cash Balances                                 173,467
     Principal Payments on Long-term Borrowings, Including
     Capital Lease Obligations                                                    (323,906)         (270,539)
     Proceeds From Long Term Debt                                                  226,785
     Proceeds From Issuance of Common Stock                                         18,682            13,222
                                                                               -----------       -----------
                   Net Provided by Financing Activities                           (271,972)          686,683
                                                                               -----------       -----------

                   Net Decrease in Cash                                            (20,656)          (10,833)

CASH
     Beginning                                                                      20,656            23,542
                                                                               -----------       -----------
     End                                                                       $      --         $    12,709
                                                                               -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Payments For:
         Interest                                                              $   116,082       $   249,376
         Income Taxes                                                              265,241             7,286
                                                                               -----------       -----------
Supplemental Schedule of Noncash Investing and Financing Activities
         Capital Lease Obligations Incurred for the Purchase of Equipment      $   226,785       $   405,048
                                                                               -----------       -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

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

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $154,520 at June 30, 1999 and $154,784 at December 31, 1998.

NOTE 3 - INVENTORY
Major components of inventory at June 30, 1999 and December 31, 1998 are as follows:

                                              June 30,       December 31,
                                                1999             1998
                                            -----------      ----------

Raw Materials                               $2,774,428       $2,676,738
Work In Process                                408,038          565,229
Finished Goods                                 779,262          521,972
                                            -----------      ----------
         Total                              $3,961,728       $3,763,939

NOTE 4 - FINANCING ARRANGEMENTS AND LONG -TERM DEBT
Financing Arrangement: The Company has a $3,500,000 revolving line-of -credit agreement through June 1999 Interest on advances is at the bank's reference rate (7.75 percent at June 30, 1999), and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at June 30, 1999 and December 31, 1998, were $1,262,227 and $1,629,227, respectively.


Long-term Debt:  The following is a                 June 30,       December 31,
  summary of long-term debt:                         1999              1998
                                                   ----------      ------------
6.941% note payable due in monthly installments
  of $13,117, including interest, to January 1,
  2000, when the remaining balance is payable,
  secured by property and equipment.               $1,492,029       $1,522,723
4% note payable due in monthly installments of
  $3,030, including interest, to January 1,
  2000, when the remaining balance is payable,
  secured by property and equipment.                  419,491          430,761
Note payable in monthly installments of $8,334,
  plus interest at prime plus 0.75%, to October
  2001, secured by accounts receivable.               233,312          283,316
8.75% note payable due in monthly installments
  of $1,400, including interest, to July 2003,
  secured by equipment.                               166,800          167,660
Capitalized lease obligations, due in various
  monthly installments, with interest ranging
  from 8.95% to 9.5%, to October 2000, secured
  by equipment.                                        77,533          130,584

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

NOTE 4 - FINANCING ARRANGEMENTS AND LONG -TERM DEBT(Continued)

                                                     June 30,      December 31,
                                                       1999             1998
Capitalized lease obligations, due in various
  monthly installments, with interest ranging
  from 8.5% to 9.96%, to August 2001, secured
  by equipment.                                       284,415          342,219
Capitalized lease obligations, due in various
  monthly installments, with interest ranging
  from 8.88% to 10.04%, to October 2002, secured
  by equipment.                                       508,803          342,389
Capitalized lease obligations, due in various
  monthly installments, with interest ranging
  from 8.5% to 9.3%, to April 2003, secured
  by equipment.                                       213,925          235,804
Capitalized lease obligations, due in monthly
  installments of $9,399, with interest at 8.97%,
  to November 2004, secured by equipment.             509,730          547,702
                                                    ---------        ---------
                                                    3,906,038        4,003,158

Less current maturities                               643,569          573,183
Total Long-term Debt                               $3,262,469       $3,429,975


NOTE 5 - STOCK OPTIONS AND WARRANTS
As of June 30, 1999, options to purchase an aggregate of 209,000 shares of the Company's common stock were granted and outstanding under the Company's 1989 Stock Option Plan(the "1989 Plan"). As of June 30, 1999, options to purchase 154,800 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $1.75 to $1.925 per share. Options to purchase 184,000 shares were granted and outstanding under the 1997 Stock Option Plan (the "1997 Plan") as of June 30, 1999, of which 84,750 shares were exercisable. The exercise prices of options under the 1997 Plan range from $1.75 to $2.938 per share.

As of June 30, 1999, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were granted and outstanding, all of which warrants are exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three and six months ended June 30, 1999 v.
Three and six months ended June 30, 1998

Net Sales:
The Company recorded net sales of $4,654,013 for the three months ended June 30, 1999, an increase of 8% from net sales of $4,290,114 for the same period in 1998. Net sales of $11,269,061 were recorded for the first six months of 1999, compared to net sales of $8,693,075for the same period of 1998, representing a 30% increase. The increase in sales for the second quarter and first six months of 1999 compared to 1998 is primarily attributable to increases in sales to OEM customers, with sales to Peoplenet Communications, Inc. accounting for a significant portion of the increase. Sales of the Company's security/industrial products also increased for the three and six months ending June 30, 1999 compared to the same periods in 1998.

Major OEM customers have given the Company firm purchase commitments for delivery in 1999, having an aggregate value of over $9.3 million. These purchase commitments are at various stages of completion. The Company also has several smaller agreements with various OEM customers to be fulfilled in 1999.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any of the Company's large OEM customers could have an adverse effect on the Company's short-term results. The Company's marketing research indicates that there is a large potential market for electronic design and manufacturing services and that this market is growing rapidly.

Gross Profits:
Gross profit was $995,443 or 21.4% of net sales for the three months ended June 30, 1999, compared to $983,149 or 22.9% of net sales for the same period in 1998. For the first six months of 1999, the gross profit was $2,517,552 or 22.3% of net sales compared to $1,876,629 or 21.6% of net sales for the same period in 1998. Gross profits declined slightly as a percentage of net sales for the second quarter of 1999, compared to 1998 and the Company experienced a slight increase in gross profit as a percentage of net sales for the first six months of 1999. The slight decline in gross profit margin for the quarter and the slight increase in gross profit margin for the first six months of 1999 is primarily attributable to the sales levels during the periods as they relate to the fixed manufacturing costs. Some of the increased fixed costs relate to indirect costs incurred for Y2K readiness, additional staffing in the manufacturing area needed to support increased production levels, as well as additional costs associated with the purchase of capital manufacturing test equipment to increase speed and reliability of in-process and final product testing ; as well as direct and indirect costs associated with ISO 9001 registration, which is expected during the third quarter of 1999

Operating Expense:
General and administrative expense was $421,582 or 9.1% of net sales for the three months ended June 30, 1999, compared to $340,132 or 7.9% of net sales for the same period in 1998. General and Administrative expense was $891,693 or 7.9% of net sales for the first six months ended June 30, 1998 compared to $643,090 or 7.4% of net sales for the same period in 1998. General and administrative expense, as a percentage of sales, increased for both the second quarter and first six months of 1999. The increases are attributed to several factors including indirect costs related to Y2K readiness, additional expenses associated with completion of a 5,000 square foot addition to the current facility, increased professional fees, and increases for additional staffing needed to support the growth of the organization, and to aid with the preparation for ISO 9001 registration.

Marketing and customer relations expense was $99,993 or 2.1% of net sales for the three months ended June 30, 1999, compared to $70,627 or 1.6% of net sales for the same period in 1998. For the first six months of 1999, marketing and customer relations expense was $190,099 or 1.7% of net sales, compared to $137,358 or 1.6% of net sales for the same period in 1998. The increase in marketing expenses for both the second quarter and first six months is primarily due to the addition of marketing and customer relations personnel necessary to provide appropriate levels of service to OEM and security/industrial customers and assist in securing new, long-term OEM relationships.

Research and development expense was $200,863 or 4.3% of net sales compared to $183,768 or 4.3% of net sales for the same period in 1998. For the first six months of 1999, research and development expense was $372,304 or 3.3% of net sales, compared to $349,799 or 4.0% of net sales for the same period in 1998. As a percentage of net sales, research and development expense remained the same for the three months ended June 30, 1999 and declined for the first six months of 1999 compared to 1998. The actual expense increased $17,095 and $22,505 for the three and six months ending June 30, 1999 compared to 1998. Research and development staff continue to concentrate efforts on design and support services for the Company's OEM customers, as well as researching possible new proprietary product designs.

Interest Expense:
Interest expense, including interest on the revolving line of credit, other long-term borrowing, and interest on capital leases was $109,246 or 2.3% of net sales for the three months ended June 30, 1999, compared to $140,039 or 3.3% of net sales for the same period in 1998. Interest expense was $225,327 or 2.0% of net sales for the first six months of 1999, compared to $267,920 or 3.1% of net sales for the same period in 1998. The decline in interest expense both in actual dollars and as a percentage of sales is primarily attributed to a reduction of the interest rate and lower outstanding balances on the revolving line of credit. The interest rate on the revolving credit agreement was reduced from 1/2 of a percent over the prime rate for the first six months of 1998 to the prime rate for the first six months of 1999.

Net Earnings:
The Company reported net income of $120,670 or $0.040 per diluted share for the three months ended June 30, 1999, compared to $195,537 or $0.068 per diluted share for the same period in 1998. The Company experienced a 62% decline in net income for the three months ended June 30, 1999 compared to 1998. Net income rose 52.1% to $563,893 or $0.189 per diluted share for the first six months of 1999, compared to $370,812 or $0.129 per diluted share for the same period in 1998.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

The current ratio on June 30, 1999 was 1.61 to 1, compared to 1.60 to 1 on December 31, 1998. Working capital on June 30, 1999 was $2,229,843 compared to $2,448,966 on December 31, 1998. The decrease in working capital is primarily attributed to decreases in accounts receivable and cash decreases as well as a reduction in short-term borrowing.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A.("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate per annum on the revolving credit agreement is equal to the reference rate (7.75% on June 30, 1999). On June 30, 1999, advances outstanding on the revolving line of credit were $1,262,227. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations will be sufficient to meet the Company's capital needs in the near future.

In late 1998, the Company made a decision to expand its facility by 5,000 square feet and completed construction of the additional space in May of 1999. The expansion, including additional equipment and furniture is estimated to cost between $600,000 and $700,000. The Company plans to finance the expansion primarily through a mortgage loan from Norwest Bank, with a portion of the financing to come from the Minnesota Investments Fund through a loan with the City of Mankato, as well as through the use of retained earnings. The equipment and additional furniture will be financed through capital equipment leases.

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

Year 2000 Costs

The Company continues to work on its Year 2000 compliance efforts and will continue throughout 1999. To date, the Company has spent only a minimal amount on direct expenses relating to Y2K readiness during the assessment phase. Because the Company is still conducting the assessment phase of its Year 2000 analysis, it cannot yet predict the total remaining cost of its assessment, remediation and testing phases. As the Company continues its analysis, it will monitor such costs. The cost will depend on the availability of certain resources, third parties' Year 2000 readiness and other unpredictable factors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Company held its Annual Meeting on May 13, 1999.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

                  The shareholders set the number of directors at seven (7) by a vote of 2,593,626 shares in favor, with 29,938 shares voted against and 10,800 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                         Number of                 Number of
        Nominee                          Votes For               Votes Withheld

        W. Kirk Hankins                  2,593,426                   40,938
        Lorin E. Krueger                 2,593,526                   40,838
        Kirk P. Hankins                  2,593,626                   40,738
        S. Robert Dessalet               2,591,626                   42,738
        Thomas J. de Petra               2,593,526                   40,838
        David L. Ewert                   2,593,426                   40,938
        Peter D. Jones                   2,593,346                   41,018


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The exhibit to this report is:

               27.1 Financial Data Schedule (included in electronic version only)

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WINLAND ELECTRONICS, INC.


Dated: August 12, 1999                   By:  /s/ William K. Hankins
                                         William K. Hankins,
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer
                                         and Principal Financial and
                                         Accounting Officer)