Form 10QSB
period 1999-09-30
WINLAND ELECTRONICS INC
filed 1999-11-09
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1999
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 1999, the Registrant had 2,896,631 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                          PART I-FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS



                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


ASSETS                                              September 30,      December 31,
                                                         1999               1998
                                                    ------------       ------------
CURRENT ASSETS:
Cash                                                $    178,627       $     20,656
Accounts Receivable, Net                               1,806,410          2,482,507
Other Receivables                                              0             47,454
Inventories                                            3,684,381          3,763,939
Prepaid Expenses                                         133,271             62,882
Deferred Taxes                                           145,400            124,000
                                                    ------------       ------------
              Total Current Assets                     5,948,089          6,501,438
                                                    ------------       ------------

OTHER ASSETS:
Patent and Trademarks, net of amortization                 4,401              5,505
                                                    ------------       ------------

Property and Equipment, at cost:
  Land and Land Improvements                             272,901            270,009
  Building                                             2,980,268          2,497,067
  Machinery and Equipment                              3,180,182          3,001,256
  Data Processing Equipment                            1,231,287            842,352
  Office Furniture and Equipment                         346,395            267,472
                                                    ------------       ------------
    Total                                              8,011,033          6,878,156
    Less Accumulated Depreciation                     (2,317,275)        (1,754,500)
                                                    ------------       ------------
    Property and Equipment, Net of Depreciation        5,693,758          5,123,656
                                                    ------------       ------------
              TOTAL ASSETS                          $ 11,646,248       $ 11,630,599
                                                    ------------       ------------


                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



LIABILITIES AND SHAREHOLDERS' EQUITY                 September 30,    December 31,
                                                            1999             1998
                                                     -----------      -----------
CURRENT LIABILITIES:
Notes Payable                                        $ 1,577,227      $ 1,629,227
Current Maturities of Long Term Debt                     618,527          573,183
Accounts Payable                                         888,002        1,263,326
Accrued Expenses:
   Compensation                                          442,350          310,136
   Other                                                  62,288           47,757
Income Taxes Payable                                     163,657          228,843
                                                     -----------      -----------
              Total Current Liabilities                3,752,051        4,052,472
                                                     -----------      -----------

LONG TERM LIABILITIES:
Deferred Revenue                                         203,892          209,084
Long Term Debt, Less Current Maturities                3,121,268        3,429,975
Deferred Taxes                                           111,000          111,000
                                                     -----------      -----------
              TOTAL LONG TERM LIABILITIES              3,436,160        3,750,059
                                                     -----------      -----------

SHAREHOLDERS' EQUITY:
Common Stock                                              28,966           28,867
Additional Paid-In Capital                             2,160,591        2,142,008
Retained Earnings                                      2,268,480        1,657,193
                                                     -----------      -----------
              Total Shareholders' Equity               4,458,037        3,828,068
                                                     -----------      -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $11,646,248      $11,630,599
                                                     -----------      -----------

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                            September 30,

                                                      1999             1998
                                                  -----------       -----------
NET SALES                                         $ 4,176,717       $ 4,117,831
COST OF GOODS SOLD                                  3,432,756         3,238,929
                                                  -----------       -----------
        Gross Profit                                  743,961           878,902

OPERATING EXPENSES:
        General and Administrative                    285,929           299,462
        Marketing                                     103,552            69,651
        Research and Development                      227,237           179,264
                                                  -----------       -----------
                    Total Operating Expenses          616,718           548,377
                                                  -----------       -----------


OPERATING INCOME                                      127,243           330,525
                                                  -----------       -----------

OTHER INCOME  (EXPENSE), NET                           36,373            48,461
INTEREST EXPENSE                                      (94,222)         (139,140)
                                                  -----------       -----------
                                                      (57,849)          (90,679)
                                                  -----------       -----------

NET INCOME BEFORE INCOME TAXES                         69,394           239,846
                                                  -----------       -----------

PROVISION FOR INCOME TAXES                             22,000            83,946
                                                  -----------       -----------
NET INCOME                                        $    47,394       $   155,900

BASIC EARNINGS PER SHARE                          $     0.016       $     0.055
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                 2,896,631         2,838,555

DILUTED EARNINGS PER SHARE                        $     0.016       $     0.054
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
 DILUTIVE SHARES                                    2,998,580         2,883,244


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                            September 30,

                                                      1999                1998
                                                  ------------       ------------
NET SALES:                                        $ 15,445,778       $ 12,810,906
COST OF GOODS SOLD                                  12,184,265         10,055,376
                                                  ------------       ------------
        Gross Profit                                 3,261,513          2,755,530

OPERATING EXPENSES:
        General and Administrative                   1,177,621            942,552
        Marketing                                      294,366            207,009
        Research and Development                       599,540            529,063
                                                  ------------       ------------
                    Total Operating Expenses         2,071,527          1,678,624
                                                  ------------       ------------


OPERATING INCOME                                     1,189,986          1,076,906
                                                  ------------       ------------

OTHER INCOME (EXPENSE), NET                             98,136            140,480
INTEREST EXPENSE                                      (318,835)          (407,060)
                                                  ------------       ------------
                                                      (220,699)          (266,580)
                                                  ------------       ------------

NET INCOME BEFORE INCOME TAXES                         969,287            810,326
                                                  ------------       ------------

PROVISION FOR INCOME TAXES                             358,000            283,614
                                                  ------------       ------------
NET INCOME                                        $    611,287       $    526,712

BASIC EARNINGS PER SHARE                          $      0.211       $      0.186
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                  2,891,962          2,835,491

DILUTED EARNINGS PER SHARE                        $      0.203       $      0.183
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
DILUTIVE SHARES                                      3,014,663          2,880,180

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                                $   611,287            $   526,712
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activeties:
         Depreciation and Amortization                                             569,759                471,184
         Loss on Disposal of Equipment                                                --                    3,633
         Deferred Taxes                                                            (21,400)                  --
         Changes in Assets and Liabilities
           (Increase) Decrease in:
               Accounts Receivable                                                 676,097               (686,201)
               Other Receivables                                                    47,454                   --
               Inventories                                                          79,558               (885,092)
               Prepaid Expenses                                                    (70,389)                41,015
           Increase / (Decrease) in:
               Accounts Payable                                                   (375,324)                 6,042
               Accrued Expenses and Other                                          141,553                144,071
               Income Taxes Payable                                                (65,186)               274,388
                                                                               -----------            -----------
                   Net Cash Provided By (Used In) in Operating Activities        1,593,409               (104,248)
                                                                               -----------            -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                                        (1,138,757)              (350,920)
     Proceeds from sale of Equipment                                                  --                      484
                                                                               -----------            -----------
                   Net Cash Used in Investing Activities                        (1,138,757)              (350,436)
                                                                               -----------            -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net Borrowings (Repayments) on Revolving Credit Agreement                     (52,000)               721,000
     Principal Payments on Long-term Borrowings, Including
     Capital Lease Obligations                                                    (490,148)              (413,307)
     Proceeds From Long Term Debt                                                  226,785                115,000
     Proceeds From Issuance of Common Stock                                         18,682                 13,222
                                                                               -----------            -----------
                   Net Cash Provided by (used in) Financing Activities            (296,681)               435,915
                                                                               -----------            -----------

                   Net Decrease in Cash                                            157,971                (18,769)

CASH
     Beginning                                                                      20,656                 23,542
                                                                               -----------            -----------
     End                                                                       $   178,627            $     4,773
                                                                               -----------            -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Payments For:
         Interest                                                              $   320,287            $   413,055
         Income Taxes                                                              445,241                  9,226
                                                                               -----------            -----------
Supplemental Schedule of Noncash Investing and Financing Activities
         Capital Lease Obligations Incurred for the Purchase of Equipment      $   226,785            $   421,980
                                                                               -----------            -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion all adjustments necessary to a fair presentation of the results for the interim period have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. Except for those described in note 2 below, all other adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, lease and license commitments and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts based on the aging of accounts receivable. The balance of the allowance for doubtful accounts is $154,500 at September 30, 1999 and $154,800 at December 31, 1998.

NOTE 3 - INVENTORY
Major components of inventory at September 30, 1999 and December 31, 1998 are as follows:

                              September 30,   December 31,
                                  1999             1998
                               ----------      ----------
Raw Materials                  $2,802,291      $2,676,738
Work In Process                   381,628         565,229
Finished Goods                    500,462         521,972
                               ----------      ----------
              Total            $3,684,381      $3,763,939
                               ----------      ----------

NOTE 4 - FINANCING ARRANGEMENTS AND LONG -TERM DEBT
Financing Arrangement: The Company has a $3,500,000 revolving line-of -credit agreement through August 31, 2000. Interest on advances accrues at the bank's reference rate (8.25 percent at September 30, 1999), and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at September 30, 1999 and December 31, 1998, were $1,577,227 and $1,629,227, respectively.

Long-term Debt:  The following is a summary of long-term debt:              September 30,      December 31,
                                                                               1999                1998
                                                                             ----------         ----------
6.941% note payable due in monthly installments of $13,117,
    including interest, to January 1, 2000, when the remaining
    balance is payable, secured by property and equipment.                   $1,478,491         $1,522,723
4% note payable due in monthly installments of $3,030,
    including interest, to January 1, 2000, when the remaining
    balance is payable, secured by property and equipment.                      414,579            430,761
Note payable in monthly installments of $8,334, plus interest at prime plus 0.75%, to October 2001, secured by accounts
    receivable.                                                                 208,351            283,316
8.75% note payable due in monthly installments of $1,400,
    including interest, to July 2003, secured by equipment.                     166,327            167,660
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.95% to 9.5%, to
    October 2000, secured by equipment.                                          50,015            130,584

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)

NOTE 4 - FINANCING ARRANGEMENTS AND LONG -TERM DEBT(Continued)

                                                                            September 30,      December 31,
                                                                               1999                1998
                                                                             ----------         ----------
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.5% to 9.96%, to
    August 2001, secured by equipment.                                       $  254,493         $   342,219
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.88% to 10.04%, to
    October 2002, secured by equipment.                                         471,482             342,389
Capitalized lease obligations, due in various monthly
    installments, with interest ranging from 8.5% to 9.3%, to April
    2003, secured by equipment.                                                 203,217             235,804
Capitalized lease obligations, due in monthly installments of
    $9,399, with interest at 8.97%, to November 2004, secured by
    equipment.                                                                  492,840             547,702
                                                                             ----------          ----------
                                                                              3,739,795           4,003,158

Less current maturities                                                         618,527             573,183
                                                                             ----------          ----------
Total Long-term Debt                                                         $3,121,268           3,429,975
                                                                             ----------          ----------

NOTE 5 - STOCK OPTIONS AND WARRANTS
As of September 30, 1999, options to purchase an aggregate of 209,000 shares of the Company's common stock were outstanding under the Company's 1989 Stock Option Plan (the "1989 Plan"). As of September 30, 1999, options to purchase 154,800 shares granted under the 1989 Plan were exercisable. The exercise prices of all outstanding options under the 1989 Plan range from $1.75 to $1.925 per share. Options to purchase 196,000 shares were outstanding under the 1997 Stock Option Plan (the "1997 Plan") as of September 30, 1999, of which 84,750 shares were exercisable. The exercise prices of options under the 1997 Plan range from $1.75 to $2.938 per share.

As of September 30, 1999, warrants to purchase an aggregate of 37,000 shares of the Company's Common Stock at $2.20 per share were outstanding, all of which are currently exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three and nine months ended September 30, 1999 v.
Three and nine months ended September 30, 1998

Net Sales:
The Company recorded net sales of $4,176,717 for the three months ended September 30, 1999, an increase of 1.4%, compared to $4,117,831 for the same period in 1998. Net sales of $15,445,778 were recorded for the first nine months of 1999, an increase of 20.6% from net sales of $12,810,906 for the same period in 1998. The increase in sales for the three months ended September 30, 1999 arose primarily from increases in security/industrial product sales. Sales to OEM customers were down slightly for the same period when compared to 1998. Increased sales for the first nine months of 1999 were due to increased sales to OEM customers, as well as increased sales of security/industrial products.

Major OEM customers have given the Company purchase commitments for delivery in the remainder of 1999 and 2000 in excess of $12.9 million. Such commitments include an $8.5 million purchase agreement from Select Comfort Corporation for delivery in 2000. The Company also has several smaller agreements with various OEM customers to be fulfilled in late 1999 and 2000.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any of the Company's significantly OEM customers could potentially have an adverse effect on the Company's short-term results.

Gross Profits:
Gross profit was $743,961 or 17.8% of net sales for the three months ended September 30, 1999, compared to $878,902 or 21.3% of net sales for the same period in 1998. For the first nine months of 1999, the gross profit was $3,261,513 or 21.1% of net sales, compared to $2,755,530 or 21.5% of net sales for the same period in 1998. Gross profits as a percentage of sales declined for both the third quarter and the first nine months of 1999 compared to 1998. This decline relates primarily to additional fixed manufacturing costs, including (i) indirect costs incurred for Y2K readiness, (ii) additional staffing in the manufacturing area needed to support increased production levels, (iii) additional costs associated with the purchase of capital manufacturing test equipment to increase speed and reliability of in-process and final product testing, and (iv) direct and indirect costs associated with ISO 9001 registration, which the Company achieved in the third quarter of 1999.

Operating Expense:
General and administrative expense was $285,929 or 6.8% of net sales for the three months ended September 30, 1999, compared to $299,462 or 7.3% of net sales for the same period in 1998. General and administrative expense for the first nine months of 1999 was $1,177,621 or 7.6% of net sales, compared to $942,552 or 7.4% of net sales for the same period in 1998. The decrease in general and administrative expense for the third quarter of 1999 was primarily attributed to reduced bonus allowances resulting from lower profits during the quarter. Several factors contributed to the increase in general and administrative expense for the first nine months of 1999, including indirect costs related to Y2K readiness, additional expenses associated with completion of a 5,000 square foot addition to the current facility, increased professional fees, and increased staff expenses needed to support the growth of the organization, and to aid in ISO 9001 registration and continued monitoring to ensure compliance with certification requirements.

Marketing and customer relations expense was $103,552 or 2.5% of net sales for the three months ended September 30, 1999, compared to $69,651 or 1.7% of net sales for the same period in 1998. For the first nine months of 1999, the marketing and customer relations expense was $294,366 or 1.9% of net sales, compared to $207,009 or 1.6% of net sales for the same period in 1998. The increase in marketing and customer relations expense for both the third quarter and first nine months of 1999 was primarily due to the addition of marketing and customer relations personnel necessary to introduce a new line of direct current motor controls (dc motor controls) and to continue to provide appropriate levels of service to OEM and security/industrial customers, as well as to assist in securing new, long-term OEM relationships. Research and development expense was $227,237 or 5.4% of net sales for the third quarter of 1999, compared to $179,264 or 4.4% of net sales for the same period in 1998. For the first nine months of 1999, research and development expense was $599,540 or 3.9% of net sales, compared to $529,063 or 4.1% of net sales for the same period in 1998. Although as a percentage of net sales, research and development expense increased for the third quarter of 1999 and declined for the first nine months of 1999, actual expenses increased $47,973 and $70,477 for the three and nine months ending September 30, 1999 compared to 1998. The research and development staff continues to concentrate efforts on design and support services for the Company's OEM customers, as well as research and design of possible new product designs, including the new dc motor control product line.

Interest Expense:
Interest expense was $94,222 or 2.3% of net sales for the three months ended September 30, 1999, compared to $139,140 or 3.4% of net sales for the same period in 1998. For the first nine months of 1999, interest expense was $318,835 or 2.1% of net sales, compared to $407,060 or 3.2% of net sales for the same period in 1998. The decline in interest expense both in actual dollars and as a percentage of sales primarily relates to a reduction of the interest rate and lower outstanding balances on the revolving line of credit, due to reinvesting of Company profits. The interest rate on the revolving credit agreement was also reduced from 1/2 of a percent over the prime rate for the first nine months of 1998 to the prime rate for the first nine months of 1999.

Net Earnings:
The Company reported net income of $47,394 or $0.016 per diluted share for the third quarter of 1999, compared to $155,900 or $0.054 per diluted share for the same period in 1998. Net income rose 16.1% to $611,287 or $0.0.203 per diluted share for the first nine months of 1999, compared to $526,712 or $0.183 per diluted share for the same period in 1998.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources
The current ratio on September 30, 1999 was 1.59 to 1, compared to 1.60 to 1 on December 31, 1998. Working capital on September 30, 1999 was $2,196,038 compared to $2,448,966 on December 31, 1998. The decrease in working capital primarily relates to decreases in accounts receivable and inventories, as well as a reduction in accounts payable.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. ("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate per annum on the revolving credit agreement is equal to the reference rate (8.25% on September 30, 1999). On September 30, 1999, advances outstanding on the revolving line of credit equaled $1,577,227. The Company's management believes that capital available through the current credit agreement, together with cash flows from operations, will be sufficient to meet the Company's capital needs in the near future.

The Company completed a 5000 square foot addition to the facility in May of 1999. Financing for the addition has been secured, including a mortgage loan with the Norwest Bank for $363,700 and a $100,000 loan from the Minnesota Investments Fund through the City of Mankato.


Year 2000:
Year 2000 Background

The Company's overall goal is to be Year 2000 compliant. To accomplish this goal, the Company has been actively addressing the issue with respect to both its information technology (IT) and non-IT systems, as well as its business relationships with key third parties.

The Company began addressing the Year 2000 issue in 1996 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company began by assessing its internal computer systems, including their components and machinery, that were susceptible to system failure or processing errors as a result of the Year 2000 issue. This phase is substantially complete, and changes or updates have been made to cure any known issues to the extent possible.

The Company's Year 2000 efforts have also included assessment of "embedded" systems (such as automated systems and telephone systems). In 1998, the Company hired an outside consultant to assist in the assessment and remediation phases of handling the Year 2000 issue. With the help of such consultant, each department of the Company has taken action to assess and fix any foreseen issues. The Company has also continued to communicate with certain key third parties, including suppliers, distributors, and customers, in order to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received written or oral assurances from several key third parties. The Company will continue to monitor and request updates from such third parties through early 2000, but it cannot predict the actual outcome of other companies' remediation efforts.

Year 2000 Costs

To date, the Company estimates it has spent $20,000, including direct and indirect expenses relating to Y2K readiness. As the Company continues to monitor the Y2K situation, it does not anticipate any material additional expenses.

Risk Assessment

At this time, the Company believes that its most reasonably likely worst case scenario is that the Company and/or its key customers could experience minor disruptions. The Company believes the biggest risk relates to the readiness of mission critical providers and customers. In the event that disruptions do occur, the Company does not expect that they would have a material adverse effect on the Company's financial condition and results of operations. Due to the complex issues surrounding Year 2000 and other significant business issues, however, it is difficult to predict outcomes and resulting consequences that could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

Contingency Plans

Each of the Company's major departments has prepared a contingency plan in the event certain Year 2000 issues cannot be resolved by December 1999 or by other potentially troublesome dates, including February 29, 2000. Such plans are designed so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond.

Cautionary Statements:
As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document by or on behalf of the Company.

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

The accuracy of the Company's belief that its current capital resources will be sufficient to fund current and anticipated business operations in the near future depends, in part, on meeting anticipated revenue goals, operating efficiencies and effective expense management, in addition to general and competitive conditions.

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

         (a)      The exhibit to this reports is:

                  27.1 Financial Data Schedule (included in electronic version only)

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WINLAND ELECTRONICS, INC.


Dated:  November __, 1999              By:  /s/ W. K. Hankins
                                       William K. Hankins,
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Principal Executive Officer
                                       and Principal Financial and
                                       Accounting Officer)