Form 10KSB
period 1999-12-31
WINLAND ELECTRONICS INC
filed 2000-03-30
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999         Commission File No.: 0-18393

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended December 31, 1999: $ 19,863,703.

The aggregate market value of the Common Stock held by non-affiliates as of March 10, 2000 was approximately $7,348,876 based on the closing sale price of the Issuer's Common Stock on such date.

There were 2,901,620 shares of Common Stock, $.01 par value, outstanding as of March 10, 2000.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company's Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes      No   X

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the "Company") was incorporated as a Minnesota corporation in October 1972. The Company positions itself as a full service provider of custom electronic controls and assemblies. The design and manufacturing of custom controls and assemblies for OEM customers provided over 87% of the Company's total revenue in 1999. The Company now provides controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain its presence in the security/industrial markets with the sales of its own line of proprietary products.

PRODUCTS

The Company operates in one business segment, designing, producing and distributing products in two product categories defined as "Electronic Controls and Assemblies for OEM Customers" and "Proprietary Products and Services", primarily for the Security/Industrial markets.

Electronic Controls and Assemblies for OEM Customers The Company designs and manufactures custom electronic controls and assemblies for several OEM customers. The Company responds to OEM customer needs by providing a mix of value added services that it believes go beyond traditional contract manufacturing. The services provided include product design, value engineering, manufacturing engineering, testing, out-of-warranty repair, shipping, and warehousing. These services help to differentiate the Company from the competition and help increase customer satisfaction, confidence, and loyalty. A partial listing of the several current OEM customers includes companies such as Select Comfort Corporation, Johnson Worldwide Associates, CIC Systems, Inc., Scotsman Industries, Inc., and PeopleNet Communications Corporation. The Company has in place several firm purchase agreements with OEM customers which are scheduled to be fulfilled in 2000. There is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 87% and 89% of the Company's total sales during 1999 and 1998, respectively.

Proprietary Security/Industrial Products The Company is a supplier of simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company's "ALERT" series of products may be hooked up to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. In 1999, the Company launched two new proprietary product groups, a line of custom direct current motor controllers, and a global positioning systems antenna product line. Security/industrial product sales accounted for 13% and 11% of the Company's total sales for 1999 and 1998, respectively.

Marketing and Distribution

The Company markets its design and manufacturing services to prospective OEM customers primarily through in-house sales and marketing efforts and referrals from existing customers and suppliers. One of the Company's key marketing objectives is to form long-term business relationships with OEM customers by working to develop a degree of technological interdependence between itself and the customer. With this in mind, the Company has worked to profile and seek out new OEM customers that need a more complete solution to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by staying focused on what it does best responding to customer needs with exceptional service, technical expertise, and continuing to deliver quality, cost-effective controls and assemblies to its OEM customers.

The Company markets its proprietary security/industrial products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions. Currently, the Company sells these products through a distribution network of over 350 locations in the United States, Canada, Mexico, and Europe.

Source of Materials

Raw material components and some subassemblies are purchased from outside vendors, and they are qualified through a vendor qualification process and inspected in accordance with Company inspection policies before being incorporated into our products. Certain purchased components and subassemblies are manufactured to design specifications furnished by the Company, while others are standard off-the-shelf items. The Company utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications. If the Company were to lose one or more of its major components suppliers, or would need to seek alternative suppliers, some delay and possible additional costs may be incurred while obtaining alternative sources.


In addition to manufacturing its own products, the Company has contracted with companies in the United States and foreign countries to provide both finished goods assemblies and component assemblies designed to the Company's specifications. Although alternative sources for such items may be found, if the Company were to lose one or more of these suppliers, some delay and additional costs may be incurred while obtaining alternative sources.

Patents, Trademarks and Licenses

The Company holds federal trademark registrations for marks used in the Company's business as follows: WATERBUG , TEMP ALERT and ENVIRONMENTAL SECURITY
 .

Seasonality and Working Capital

Due to the diversity of the Company's customer mix, seasonality is no longer a contributing factor in the need for working capital in any one quarter or season. Changes in the types of products produced for the OEM Customer portion of the Company's business could materially affect the seasonality of the Company's business in subsequent years.

Significant Customers

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of this portion of the business, there is a significant degree of dependence between these customers and the Company. As a group, customers whose individual revenues equaled or exceeded 10% of the Company's net sales revenues were responsible for net sales of $14,624,207, or 74% of total net sales, in 1999 and net sales of $13,455,328, or 74% of total net sales, in 1998.

Select Comfort Corporation has been one of the Company's most significant customers during both 1999 and 1998, with sales of 36% and 47% of the Company's net sales in 1999 and 1998, respectively. Select Comfort is a Plymouth, Minnesota based air-sleep system manufacturer in the bedding industry. The design and manufacturing services provided to Johnson Worldwide Associates accounted for 16% and 13% of the Company's net sales during 1999 and 1998, respectively. Johnson Worldwide Associates is a Racine, Wisconsin based manufacturer of recreational products. The design and manufacture services provided to PeopleNet Communication Corporation accounted for 22% and 14% of the Company's net sales during 1999 and 1998, respectively. PeopleNet Communication Corporation is a Chaska, Minnesota based manufacturer of The "Intouch System", a locating and mobile communications system for the long-haul trucking industry.

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

The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced design production and test equipment. The Company has been working to position itself as a full service solution to its contract design and manufacture customers.

Research and Development

Throughout 1999, the Company has continued to position itself as a full-service solution to its OEM customers by offering varied design technologies including, wireless communications, GPS (global positioning systems), and embedded software design for control systems. The Company has a strong research and development department that has the ability to service most of the customers' engineering requirements, including complete new product design, value engineering, and redesign of existing products. The Company has continued to expand its engineering staff and equipment with advances in wireless communication design and expansion of its software development and advanced test system design staff. The Company spent $835,577 or 4.2% of net sales for research and development expenses for the year ended December 31, 1999, compared to $694,421 or 3.8% of net sales for 1998.

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

Foreign Operations and Export Sales

In 1999 and 1998 the Company derived over 3% of its revenues from sales outside the United States, primarily derived from New Zealand for both years.

Personnel

At December 31, 1999, the Company had 127employees (126 full-time and one part-time). The Company also extensively uses temporary labor services for peak production purposes. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. The original funding of this facility, site and site improvements was acquired through a $1,700,000 building loan from the City of Mankato, a $500,000 state small cities loan, a $50,000 city Norwest Bank Mortgage also payable to the City of Mankato, and $270,000 from the City of Mankato in the form of tax increment financing.

The original mortgage is payable in equal monthly installments of approximately $16,200 for both loans until January 1, 2005, at which time it may be necessary for the Company to renew the financing of the building. As of December 31, 1999, the outstanding principle balance was $1,689,682. Financing for an addition to the facility completed in 1999, consists of a $150,000 loan from the Minnesota Investment Fund and a $530,053 mortgage from Norwest Bank Minnesota South N.A. ("Norwest"). The loan through the Minnesota Investment Fund is payable to the City of Mankato in equal monthly installments of approximately $1,700 until November 1, 2009. As of December 31, 1999 the outstanding principle balance was $150,000. The loan through Norwest is payable to Norwest in equal monthly installments of approximately $5,200 until September 30, 2004. As of December 31, 1999 the outstanding principle balance was $525,527. Management believes that with the completion of the 5000 square foot addition in mid-year 1999, the facility will adequately support the company's present and near future operations. Management believes its property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 27, 2000, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol WEX. Prior to being listed on AMEX, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol WLET. The following table sets forth the high and the low bid quotations, as reported by the Nasdaq SmallCap Market. The bid quotations represent interdealer prices and do not include retail markets mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         Fiscal Year Ended
         December 31, 1999                  Low               High
         ------------------                 ---               ----
         First Quarter                      2 5/16            3 3/32
         Second Quarter                     2  1/8            4
         Third Quarter                      2 3/32            2 7/8
         Fourth Quarter                     1 7/8             2 1/2


         Fiscal Year Ended
         December 31, 1998                  Low              High
         -----------------                  ---              ----
         First Quarter                      2 1/4             2 7/8
         Second Quarter                     2 1/8             3 1/4
         Third Quarter                      1 5/8             3 1/32
         Fourth Quarter                     1 3/4             3 1/2

On March 10, 2000, the fair market value of the Company's Common Stock was $3.188, based on the closing sale price quoted by AMEX on that date. As of December 31, 1999, the Company had approximately 492 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - 1999 vs. 1998

Net Sales: Net sales increased 9.3% to $19,863,703 for the year ended December 31, 1999, compared to sales of $18,175,509 for 1998. The growth in net sales is attributed to both increased sales to new and existing OEM customers as well as increased sales of existing security/industrial products for 1999 over 1998.

Major OEM customers have given the Company firm purchase commitments for delivery in 2000, having an aggregate value of $11.2 million. These purchase commitments are at various stages of completion. The Company also has several smaller agreements with various OEM customers to be fulfilled in 2000.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any major OEM customer would likely have an adverse effect on the Company's short-term and, potentially long-term, results.

Gross Profits: Gross profit was $3,885,982 or 19.6% of net sales for the year ended December 31, 1999, compared to $3,920,360 or 21.6% of net sales for the same period in 1998. As a percentage of net sales, gross profits declined 2% for the year ended December 31, 1999 compared to 1998. The decline in gross profit is primarily attributed to the sales mix and sales levels during 1999, as they relate to the fixed manufacturing costs. Some of the increased fixed costs relate to indirect costs incurred for Y2K readiness, additional staffing in the manufacturing area needed to support increased production levels, as well as additional costs associated with the purchase of manufacturing and test equipment to increase speed and reliability of in-process and final product testing; as well as direct and indirect costs associated with ISO 9001 registration achieved in 1999. To a lessor degree, the Company also experienced some loss of efficiencies due to the introduction of new people and new processes related to new customer products.

Operating Expenses: General and administrative expense was $1,344,714 or 6.8% of net sales for the year ended December 31, 1999, compared to $1,449,376 or 8.0% of net sales for the same period in 1998. The decline in general and administrative expense as a percentage of net sales is primarily attributed to reduced bonus allowances, reduced bad debt expense and public relations expense, offset in part by increased costs associated with Y2K readiness, additional expenses associated with completion of a 5,000 square foot addition to the current facility, increased professional fees, increased staff expenses needed to support the growth of the organization, and to aid in ISO 9001 registration and continued monitoring to ensure compliance with certification requirements.

Marketing and customer relations expense was $405,914 or 2.0% of net sales for the year ended December 31, 1999, compared to $297,964 or 1.6% of net sales for the same period in 1998. The increase in marketing and customer relations expense for 1999 was primarily due to the addition of sales and customer relations personnel and other marketing expenses necessary to introduce two new proprietary product lines. The two new product lines have not yet advanced to the stage of full-scale production. The costs associated with Y2K readiness and ISO 9001 registration also had an impact on the marketing and customer relations expense during 1999.

The new product lines include a line of direct current (DC) motor controls and a line of global positioning system (GPS) antennas. In addition to the introduction of the new proprietary product lines, and continued marketing efforts to promote its other proprietary security/industrial products, the Company continues to work to develop long-term business partnerships with OEM customers.

The Company continues to upgrade its website in order to aid in the achievement of marketing efforts worldwide. The Company plans to add e-commerce capabilities to the website in 2000.

Research and development expense was $835,577 or 4.2% of net sales for the year ended December 31, 1999, compared to $694,421 or 3.8% of net sales for 1998. The increase in research and development expense was primarily attributed to increases related to the addition of technical staff needed to maintain and expand its engineering capabilities, as well as the addition of test and development equipment, which resulted in increased depreciation expense. The costs associated with Y2K readiness and ISO 9001 registration also had an impact on the research and development expense during 1999.

Interest Expense: Interest expense was $413,216 or 2.1% of net sales for the year ended December 31, 1999, compared to $534,127 or 2.9% of net sales for 1998. The reduction in interest is primarily attributed to reduced levels of debt outstanding on the working capital line of credit for 1999 compared to 1998. The interest rate on the line of credit was reduced from 1/2 of a percent over the prime rate to the prime rate in late 1998, which had an impact on the interest expense as well.

Net Income: The Company reported net income of $680,919 or $0.23 per diluted share for the year ended December 31, 1999, compared to net income of $855,595 or $0.29 per diluted share for 1998. In 1998, the Company used its remaining net operating loss tax credit carry forwards, and as a result, incurred substantially more income tax expense for 1999 compared to 1998. Other contributing factors to the decline in net income for 1999 are a reduction of gross profits, offset in part by a decline in other income and expense compared to 1998.

Results of Operations - 1998 vs. 1997

Net Sales: Net sales increased 46.8% to $18,175,509 for the year ended December 31, 1998, compared to $12,383,878 for 1997. The growth in net sales is primarily attributed to increased sales to OEM customers during 1998 over 1997. In 1998 and 1997, sales to OEM customers represented 89% and 85% of total net sales. The Company currently has purchase agreements with Select Comfort Corporation to ship approximately $8.4 million of product during 1999. The Company also has purchase agreementswith PeopleNet Communications Corporation to ship approximately $3.8 million in product in 1999. In addition to the above mentioned agreements, the Company also has several smaller agreements with various OEM customers to be fulfilled in 1999.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any OEM customer would likely have an adverse effect on the Company's short-term and, potentially long-term, results. The Company's marketing research indicates that a large potential market exists for electronic design and manufacturing services and that this market continues to grow rapidly.

Gross Profits: Gross profit was $3,920,360 or 21.6%of net sales for the year ended December 31, 1998, compared to $2,729,315 or 22% of net sales for 1997. As a percentage of net sales, gross profit remained relatively constant.

Operating Expenses: General and administrative expense was $1,449,376 or 8.0% of net sales for the year ended December 31, 1998, compared to $1,043,788 or 8.4% of net sales for 1997. The decline as a percentage of net sales in such expenses is primarily attributed to administrative efficiencies the Company realized. The actual general and administrative expense increased $405,588 for 1998 over 1997 due to the administrative support needed for the increased sales.

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

Interest Expense: Interest expense was $534,127 or 2.9% of net sales for the year ended December 31, 1998, compared to $445,158 or 3.6% of net sales for 1997. The increase in actual expense is primarily associated with additional short-term borrowing and borrowing through capital lease agreements on equipment needed to support the increased sales. The Company believes the additions of capital equipment will likely positively affect quality and efficiencies in current and future periods.

Net Income: The Company reported net income of $855,595 or $0.29 per diluted share for the year ended December 31, 1998, compared to net income of $566,687 or $0.20 per diluted share for 1997. In 1998, the Company used its remaining net operating loss and tax credit carry forwards and as a result has incurred a substantial income tax expense for 1998, compared to 1997. Even with the increased income tax expense, the net income for 1998 increased 51% over 1997. The Company's increased profitability resulted primarily from increased sales, and increased efficiencies, combined with careful budgeting and cost control.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources: Cash provided by operating activities was $1,497,408 in 1999, compared to $1,013,656 in 1998. Cash provided by operations was primarily used to purchase additional property and capital equipment, to reduce debt on the revolving line of credit and on long term borrowing, including capital leases, off set in part by additional long term borrowing to finance an addition to the current facility.

The current ratio on December 31, 1999 was 1.7 to 1, compared to 1.6 to 1 on December 31, 1998. Working capital equaled $2,501,493 on December 31, 1999, compared to $2,448,966 on December 31, 1998. The increase in working capital primarily reflects reductions in the revolving line of credit balances, accounts payable, and income taxes payable, offset in part by increases in the current portion of long term debt, and decreases in inventory levels.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. ("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at prime rate. At December 31, 1999, an outstanding balance of $1,518,501 existed under the line of credit. The agreement expires in August of 2000, at which time the Company anticipates that it will renew its working capital line of credit on terms similar to its existing line. The Company's management believes that the capital available through the current credit agreement, together with cash flows from operations, will be sufficient to meet the Company's capital needs at least through 2000.

The Company is currently indebted to the City of Mankato for a $1,700,000 building loan and a $500,000 state small cities loan, both of which are secured by a mortgage on the Company facility. These loans are payable in equal monthly installment payments of approximately $16,200 until January 2005, at which time it may be necessary for the Company to renew the financing of the building. The Company also has two other mortgage loans entered into in 1999 for an addition to the current facility. The loans are as follows; a $150,000 loan through the Minnesota Initiative Fund with monthly installment payments of approximately $1700, and a loan from Norwest of $530,053 with monthly installment payments of approximately $5,200. Both loans are securred by a mortgage on the Company facility.

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

The Company derives a significant portion of its revenues from a small number of major OEM customers which are not subject to any long-term contracts with the Company. If any major customer should for any reason stop doing business with the Company, the Company's business would be adversely affected. Some of the Company's key customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company's customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

The Company's ability to sustain continued increases in revenues and profits is dependent upon its ability to retain existing customers and obtain new customers. The Company competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and a more established reputation. The Company's ability to compete successfully in this industry depends, in part, upon the price at which the Company is willing to manufacture a proposed product and the quality of the Company's design and manufacturing services. There is no assurance that the Company will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent the Company from achieving the growth it anticipates.

The operations and success of the Company depend, in part, upon the experience and knowledge of W. Kirk Hankins, the Company's Chief Executive Officer, and Chief Financial Officer and Lorin E. Krueger, the Company's President and Chief Operating Officer. The loss of either Mr. Hankins or Mr. Krueger would have a material adverse effect on the Company.

ITEM 7.  FINANCIAL STATEMENTS
                                                                            Page
The following financial statements are at the pages set forth below:

Independent Auditors Report dated January 26, 2000 for Years ended
December 31, 1999 and 1998                                                   10

Balance Sheets as of December 31, 1999 and 1998                              11

Statements of Income for Years Ended December 31, 1999 and 1998              13

Statements of Changes in Stockholders Equity for Years Ended December
31, 1999 and 1998                                                            14

Statements of Cash Flows for Years Ended December 31, 1999 and 1998          15

Notes to Financial Statements                                                16

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc., as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
January 26, 2000

WINLAND ELECTRONICS, INC.

BALANCE SHEETS
December 31, 1999 and 1998

ASSETS (Note 3)                                                      1999              1998
----------------------------------------------------------------------------------------------
Current Assets
  Cash                                                            $    40,017      $    20,656
  Accounts receivable, less allowance for doubtful accounts of
    $4,000 in 1999; $155,000 in 1998 (Note 10)                      2,530,765        2,482,507
  Other receivables                                                     1,107           47,454
  Income tax receivable (Note 6)                                       19,000             --
  Inventories (Note 2)                                              3,453,778        3,763,939
  Prepaid expenses                                                     58,591           62,882
  Deferred taxes (Note 6)                                             112,800          124,000
                                                                  -----------      -----------
      Total current assets                                          6,216,058        6,501,438
                                                                  -----------      -----------

Other Assets
  Patents and trademarks, net of accumulated amortization of
    $30,269 in 1999; $28,735 in 1998                                    3,971            5,505
                                                                  -----------      -----------
                                                                        3,971            5,505
                                                                  -----------      -----------

Property and Equipment, at cost (Note 4)
  Land and land improvements                                          272,901          270,009
  Building                                                          2,980,268        2,497,067
  Machinery and equipment                                           3,234,166        3,001,256
  Data processing equipment                                         1,305,425          842,352
  Office furniture and equipment                                      367,898          267,472
                                                                  -----------      -----------
                                                                    8,160,658        6,878,156

  Less accumulated depreciation                                     2,522,088        1,754,500
                                                                  -----------      -----------
                                                                    5,638,570        5,123,656
                                                                  -----------      -----------
                                                                  $11,858,599      $11,630,599
                                                                  ===========      ===========

See Notes to Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999               1998
--------------------------------------------------------------------------------------------------
Current Liabilities
  Note payable to bank (Note 3)                                       $ 1,518,501      $ 1,629,227
  Current maturities of long-term debt                                    656,671          573,183
  Accounts payable                                                      1,091,964        1,263,326
  Accrued expenses:
    Compensation                                                          337,846          310,136
    Other                                                                 109,583           47,757
  Income taxes payable                                                       --            228,843
                                                                      -----------      -----------
      Total current liabilities                                         3,714,565        4,052,472
                                                                      -----------      -----------

Deferred Revenue (Note 5)                                                 202,161          209,084
                                                                      -----------      -----------

Long-Term Debt, less current maturities (Notes 3 and 4)                 3,238,995        3,429,975
                                                                      -----------      -----------

Deferred Taxes (Note 6)                                                   166,000          111,000
                                                                      -----------      -----------

Commitments and Contingencies (Note 4)


Stockholders' Equity (Notes 7 and 9)
  Common stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding 2,901,620 shares in 1999,
    2,886,786 shares in 1998                                               29,016           28,867
  Additional paid-in capital                                            2,169,750        2,142,008
  Retained earnings                                                     2,338,112        1,657,193
                                                                      -----------      -----------
                                                                        4,536,878        3,828,068
                                                                      -----------      -----------
                                                                      $11,858,599      $11,630,599
                                                                      ===========      ===========


WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME
Years Ended December 31, 1999 and 1998

                                                                        1999               1998
---------------------------------------------------------------------------------------------------
Net sales (Note 10)                                                 $ 19,863,703       $ 18,175,509
Cost of sales                                                         15,977,721         14,255,149
                                                                    ------------       ------------
      Gross profit                                                     3,885,982          3,920,360
                                                                    ------------       ------------

Operating expenses:
  General and administrative                                           1,344,714          1,449,376
  Research and development                                               835,577            694,421
  Marketing                                                              405,914            297,964
                                                                    ------------       ------------
                                                                       2,586,205          2,441,761
                                                                    ------------       ------------

      Operating income                                                 1,299,777          1,478,599
                                                                    ------------       ------------

Other income (expenses):
  Interest expense                                                      (413,216)          (534,127)
  Interest income                                                         77,983            151,428
  Other                                                                   44,375               (305)
                                                                    ------------       ------------
                                                                        (290,858)          (383,004)
                                                                    ------------       ------------

      Income before income taxes                                       1,008,919          1,095,595

Income taxes (Note 6)                                                    328,000            240,000
                                                                    ------------       ------------
      Net income                                                    $    680,919       $    855,595
                                                                    ============       ============

Earnings per share data:
  Basic                                                             $       0.24       $       0.30
  Diluted                                                                   0.23               0.29

Weighted-average number of common shares outstanding (Note 8):
  Basic                                                                2,894,219          2,837,466
  Diluted                                                              3,001,247          2,935,058


See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1999 and 1998

                                                                                   Additional
                                                     Common          Stock           Paid-In          Retained
                                                     Shares          Amount          Capital          Earnings           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1997                          2,808,039        $ 28,080      $ 2,079,001         $ 801,598     $ 2,908,679
  Issuance of common stock in accordance with
    employee stock option and purchase plans
    (Notes 7 and 9)                                      78,747             787           63,007                 -          63,794
  Net income                                                  -               -                -           855,595         855,595
                                                -----------------------------------------------------------------------------------
Balance on December 31, 1998                          2,886,786          28,867        2,142,008         1,657,193       3,828,068
  Issuance of common stock in accordance with
    employee stock option and purchase plans
    (Notes 7 and 9)                                      14,834             149           27,742                 -          27,891
  Net income                                                  -               -                -           680,919         680,919
                                                -----------------------------------------------------------------------------------
Balance on December 31, 1999                          2,901,620        $ 29,016      $ 2,169,750       $ 2,338,112     $ 4,536,878
                                                ===================================================================================

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999 and 1998

                                                                                              1999           1998
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                             $   680,919       $   855,595
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            774,340           647,435
    Loss on disposal of equipment                                                               --              28,644
    Deferred taxes                                                                            66,200             4,741
    Changes in assets and liabilities:
      Accounts receivable                                                                    (48,258)         (901,139)
      Other receivables                                                                       46,347           (47,454)
      Income tax receivable                                                                  (19,000)             --
      Inventories                                                                            310,161           (17,943)
      Prepaid expenses                                                                         4,291            53,778
      Accounts payable                                                                      (171,362)           63,149
      Accrued expenses, including deferred revenue                                            82,613           102,421
      Income taxes payable                                                                  (228,843)          224,429
                                                                                         -----------       -----------
          Net cash provided by operating activities                                        1,497,408         1,013,656
                                                                                         -----------       -----------

Cash Flows From Investing Activities
  Purchases of property and equipment                                                     (1,060,971)         (533,708)
                                                                                         -----------       -----------
          Net cash used in investing activities                                           (1,060,971)         (533,708)
                                                                                         -----------       -----------

Cash Flows From Financing Activities
  Net payments on revolving credit agreement                                                (110,726)         (104,000)
  Proceeds from long-term borrowings                                                         513,726           115,000
  Principal payments on long-term borrowings, including capital lease obligations           (847,966)         (557,628)
  Proceeds from issuance of common stock                                                      27,890            63,794
                                                                                         -----------       -----------
          Net cash used in financing activities                                             (417,076)         (482,834)
                                                                                         -----------       -----------

          Net increase (decrease) in cash                                                     19,361            (2,886)

Cash
  Beginning of year                                                                           20,656            23,542
                                                                                         -----------       -----------
  End of year                                                                            $    40,017       $    20,656
                                                                                         ===========       ===========

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                             $   423,166       $   535,293
    Income taxes                                                                             510,241            10,571
                                                                                         ===========       ===========

Supplemental Schedule of Noncash Investing and Financing Activities
  Capital lease obligations incurred for the purchase of equipment                       $   226,785       $   407,718
                                                                                         ===========       ===========

See Notes to Financial Statements.

Winland Electronics, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies
Nature of business: The Company operates in one business segment, which includes the design and manufacture of electronic control devices. Sales are to customers located primarily in the upper Midwest, and credit is granted based upon the credit policies of the Company.

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

Revenue recognition: Revenue from product sales is recognized when shipped.

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

Depreciation: It is the Company's policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets, as follows:

                                                                       Years
--------------------------------------------------------------------------------
Land improvements                                                      17-20
Building                                                               39-40
Machinery and equipment                                                  5-7
Data processing equipment                                                3-7
Office furniture and equipment                                           3-7

Long-lived assets: The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Research and development expense: The Company expenses research and development costs as incurred. Research and development expenses of $835,577 and $694,421 were charged to operations during the years ended December 31, 1999 and 1998, respectively.

Note 2.  Inventories
The components of inventory at December 31, 1999 and 1998, are as follows:

                                           December 31
                                -------------------------------
                                     1999                1998
-----------------------------------------------------------------------------
Raw materials                   $ 2,713,671         $ 2,676,738
Work in progress                    358,956             565,229
Finished goods                      421,289             521,972
Obsolescence reserve                (40,138)               --
                                -----------         -----------
Total                           $ 3,453,778         $ 3,763,939
                                ===========         ===========

Note 3. Financing Arrangement and Long-Term Debt
Financing arrangement: The Company has a $3,500,000 revolving line-of-credit agreement through August 2000. Interest on advances is at the bank's reference rate (8.50 percent at December 31, 1999) and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at December 31, 1999 and 1998, were $1,518,501 and $1,629,227, respectively.

Long-term debt: The following is a summary of long-term debt:

                                                                                      December 31
                                                                              --------------------------
                                                                                   1999         1998
--------------------------------------------------------------------------------------------------------
6.941% note payable due in monthly installments of $15,221,
   including interest, to January 1, 2005, when the remaining
   balance is payable, secured by property and equipment                      $ 1,321,914    $ 1,522,723
4% note payable due in monthly installments of $3,698, including interest, to January 1, 2005, when the remaining balance is
   payable, secured by property and equipment                                     367,768        430,761
Note payable in monthly installments of $8,334, plus interest at prime plus 0.75%, to October 2001, secured by accounts
   receivable                                                                     183,308        283,316
8.25% note payable, due in monthly installments of $5,150,
   including interest, to September 2004, secured by equipment                    525,527           --
6% note payable due in monthly installments of $1,665,
   including interest, to November 2009, secured by building                      150,000           --
8.75% note payable                                                                   --          167,660
Capitalized lease obligations, due in various monthly installments, with interest ranging from 8.95% to 9.5%, to
   October 2000, secured by equipment                                              21,813        130,584
Capitalized lease obligations,  due in various monthly installments,  with interest ranging from 8.5% to 9.96%, to
   August 2001, secured by equipment                                              223,871        342,219
Capitalized lease obligations,  due in various monthly installments,  with interest ranging from 7.24% to 10.04%, to
   October 2002, secured by equipment                                             432,400        342,389
Capitalized lease obligations,  due in various monthly installments,  with interest ranging from 8.5% to 9.3%, to April
   2003, secured by equipment                                                     193,497        235,804
Capitalized lease obligation,  due in monthly installments of $9,399, with interest at 8.97%, to November 2004, secured by
   equipment                                                                      475,568        547,702
                                                                                ---------      ---------
                                                                                3,895,666      4,003,158

Less current maturities                                                           656,671        573,183
                                                                                ---------      ---------
Total long-term debt                                                          $ 3,238,995    $ 3,429,975
                                                                                =========      =========


Approximate maturities of long-term debt for years subsequent to December 31, 1999, are as follows:

2000                                                            $   657,000
2001                                                                661,000
2002                                                                413,000
2003                                                                327,000
2004                                                                347,000
Thereafter                                                        1,491,000
                                                                ------------
Total                                                           $ 3,896,000
                                                                ============

Note 4.  Commitments and Contingencies
Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 1999 and 1998, are as follows:

                                                         1999          1998
-------------------------------------------------------------------------------
Cost                                                 $ 2,489,281    $ 2,450,678
Accumulated amortization                               1,084,803        709,274
                                                     --------------------------
Net leased property under capital leases             $ 1,404,478    $ 1,741,404
                                                     ==========================

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 1999, are as follow:

2000                                                           $   522,000
2001                                                               469,000
2002                                                               262,000
2003                                                               150,000
2004                                                               157,000
                                                               ------------
Total minimum lease payments                                     1,560,000

Less amount representing interest                                  213,000
                                                               ------------
                                                               $ 1,347,000
                                                               ============

The capital lease obligations are included in long-term debt.

Operating leases: The Company leases certain equipment and vehicles under noncancelable operating leases through 2002. The Company is responsible for all repairs and maintenance, insurance, and other related expenses in connection with these leases.

Rental and other related expenses for the above leases for the years ended December 31, 1999 and 1998, were approximately $126,000 and $113,000, respectively.

Approximate minimum future annual lease payments under these leases as of December 31, 1999, are as follows:

Years ending December 31:
   2000                                                     $   68,000
   2001                                                         41,000
   2002                                                          2,000
                                                            -----------
                                                            $  111,000
                                                            ===========

Note 5.  Deferred Revenue
During 1994, the Company and the city of Mankato entered into a tax increment financing agreement for the construction of the Company's operating facility. In connection with this agreement, the city donated land and land improvements with a fair value of $270,009. The fair value of land and land improvements donated was accounted for as deferred revenue and is being amortized over 39 years, which is the life of the building.

Note 6.  Income Taxes
Components of the provision for income taxes are as follows:

                                                 December 31
                                          -----------------------
                                             1999         1998
-----------------------------------------------------------------
Currently payable                         $ 261,800     $ 235,000
Deferred                                     66,200         5,000
                                          -----------------------
                                          $ 328,000     $ 240,000
                                          =======================

During 1998 the Company also received a tax benefit from the carryforward of net operating losses and tax credits totaling approximately $137,000.

The statutory income tax rate reconciliation to effective rate is as follows:

                                                          December 31
                                                   ---------------------------
                                                    1999                1998
------------------------------------------------------------------------------
Statutory U.S. income tax rate                        35%                  35%
State taxes, net of federal tax benefit                3%                   2%
Tax benefit of NOL and credit carryforwards            -                 (11%)
Research and development tax credit                  (2%)                 (3%)
Other                                                (3%)                 (1%)
                                                   ----------------------------
Effective income tax rate                             33%                  22%
                                                   ============================

Net deferred taxes consist of the following components as of December 31, 1999 and 1998:

                                                         December 31
                                                   ----------------------
                                                      1999         1998
-------------------------------------------------------------------------
Deferred tax assets:
   Inventory                                       $   55,000   $  43,000
   Allowance for doubtful accounts                      1,000      57,000
   Other                                               56,800      24,000
Deferred tax assets                                   112,800     124,000

Deferred tax liabilities:
   Property and equipment                             166,000     111,000
                                                   ----------------------
Net deferred tax assets (liabilities)              $ (53,200)   $  13,000
                                                   ======================

The components giving rise to the net deferred tax asset described above have been included in the accompanying balance sheets at December 31, 1999 and 1998, as follows:

                                                         December 31
                                              ---------------------------
                                                      1999        1998
-------------------------------------------------------------------------
Current assets                                     $ 112,800    $ 124,000
Noncurrent liabilities                               166,000      111,000

Note 7.  Stock-Based Compensation Plans
Stock option plan: The Company has reserved 750,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire over the term of the options, generally five years after the date of grant, unless an earlier expiration date is set at the time of grant.

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

                                                               December 31
                                                        ----------------------
                                                           1999        1998
------------------------------------------------------------------------------
Net income--as reported                                 $ 680,919    $ 855,595
Net income--pro forma                                     582,672      750,147
Net income per share, basic--as reported                     0.24         0.30
Net income per share, diluted--as reported                   0.23         0.29
Net income per share, basic--pro forma                       0.20         0.26
Net income per share, diluted--pro forma                     0.19         0.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998:

                                                       December 31
                                               ----------------------------
                                                 1999                1998
---------------------------------------------------------------------------
Expected life of options                       3 years              3 years
Expected dividend yield                           0.0%                 0.0%
Expected stock price volatility                  63.8%                65.2%
Risk-free interest rate                           6.2%                 5.7%

The pro forma effect on earnings in 1999 and 1998 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Additional information relating to all outstanding options as of December 31, 1999 and 1998, is as follows:

                                                 1999                          1998
                                        -----------------------      -----------------------
                                                      Weighted-                    Weighted-
                                                      Average                      Average
                                                      Exercise                     Exercise
                                         Shares       Price          Shares        Price
--------------------------------------------------------------------------------------------
Options outstanding, beginning of
  year                                  370,000       $   1.89       345,000       $   2.25
  Options exercised                      (9,000)          1.78       (69,400)          0.63
  Options expired                        (2,000)          1.75       (17,600)          2.50
  Options granted                        68,000           2.46       112,000           2.11
                                        -------          -----      --------          -----
Options outstanding, end of year        427,000       $   1.98       370,000       $   1.89

Weighted-average fair value of
  options granted during the year                     $   1.20                     $   0.93
                                        =======          =====      ========          =====

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                                              Options Outstanding                        Options Exercisable
                                -------------------------------------------------  --------------------------------
                                                   Weighted-
                                                    Average         Weighted-                         Weighted-
                                                   Remaining         Average                           Average
                                    Number        Contractual       Exercise           Number         Exercise
Range of Exercise Prices           of Shares      Life (Years)        Price           of Shares         Price
-------------------------------------------------------------------------------------------------------------------
$1.75                             247,000             2.20      $     1.75           149,600       $    1.75
$1.875 to $1.925                   78,000             2.10            1.92            65,250            1.93
$2.344 to $2.938                  102,000             4.70            2.61            72,000            2.68
                                ----------                     ----------------------------------------------
                                  427,000                       $     1.99           286,850       $    2.02
                                ==========                     ==============================================

At December 31, 1998, there were 204,400 options exercisable at a weighted-average exercise price of $1.99.

The Company also has outstanding warrants to purchase 37,000 shares of common stock. These warrants are exercisable at $2.20 per share through March 2000.

Note 8.  Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

                                                                   1999                1998
------------------------------------------------------------------------------------------------
Earnings per share--basic:
   Income available for common shareholders                    $   680,919          $   855,595
                                                               =================================

   Weighted-average shares outstanding                           2,894,219            2,837,466

Earnings per share--basic                                      $      0.24          $      0.30
                                                               =================================

Earnings per share--diluted:
   Income available to common shareholders                     $   680,919          $   855,595
                                                               =================================

   Weighted-average shares outstanding                           2,894,219            2,837,466
   Dilutive impact of options outstanding                          101,671               93,320
   Dilutive impact of warrants outstanding                           5,357                4,272
                                                               ---------------------------------
   Weighted-average shares and potential dilutive shares
      outstanding                                                3,001,247            2,935,058
                                                               =================================

Earnings per share--diluted                                     $     0.23          $      0.29
                                                               =================================

Options to purchase 102,000 and 40,000 shares of common stock at December 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of common shares.

Note 9.  Employee Benefit Plans
Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions up to 15 percent of their eligible compensation. The plan also provides for a company-sponsored match to be determined each year by the Board of Directors. The Company contributed approximately $80,600 and $66,200 to the plan for the years ended December 31, 1999 and 1998, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 1999 and 1998.

Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, up to 15 percent of eligible compensation. The plan is carried out in two annual six-month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires December 31, 2002. A total of 100,000 shares were originally available for purchase under the plan. There were 5,834 and 9,347 shares purchased under the plan for the years ended December 31, 1999 and 1998, respectively.

Note 10. Major Customers, International Sales, and Enterprisewide Disclosures Major customers: The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 1999 and 1998, as follows:

                                                1999                1998
------------------------------------------------------------------------
Sales percentage:
   Customer A                                   36%                  47%
   Customer B                                   22%                  14%
   Customer C                                   16%                  13%
Accounts receivable percentage at December 31:
   Customer A                                   38%                  30%
   Customer B                                   17%                  34%
   Customer C                                   15%                  10%


International sales: Export sales to international customers for 1999 and 1998 were approximately $613,000 and $827,000, respectively. Accounts receivable from international customers were approximately $50,000 and $20,000 at December 31, 1999 and 1998, respectively.

Enterprisewide disclosures: The following table presents revenue from external customers for each of the Company's groups of products and services:

                                                           1999          1998
--------------------------------------------------------------------------------
Proprietary microprocessor and mechanically controlled
   sensors and alarms                                  $  2,576,600 $  1,943,000
Electronic controls and assemblies for OEM customers     17,287,100   16,232,500
                                                       -------------------------
                                                       $ 19,863,700 $ 18,175,500
                                                       =========================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 1998, Ahern Montag & Vogler, resigned as the Company's independent public accountants and McGladrey & Pullen, LLP was appointed as the Company's independent accountants. The change in accountants was reported in the Company's current Report on Form 8-K dated May 1, 1998.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers of the Company."

The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act."

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Shareholdings."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Certain Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  The following Exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WINLAND ELECTRONICS, INC.




Dated:  March 29, 2000              /s/ W. Kirk Hankins
                                    W. Kirk Hankins, Chief Executive Officer
                                    and Chief Financial Officer



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

Signature and Title                                              Date

/s/ W. Kirk Hankins                                              March 29, 2000
W. Kirk Hankins, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

/s/ Lorin E. Krueger                                             March 29, 2000
Lorin E. Krueger, President, Chief Operating Officer and
Director

/s/ Kirk P. Hankins                                              March 29, 2000
Kirk P. Hankins, Vice President of Marketing
and Director

/s/ S. Robert Dessalet                                           March 29, 2000
S. Robert Dessalet, Director

/s/ Thomas J. de Petra                                           March 29, 2000
Thomas J. de Petra, Director

/s/ David L. Ewert                                               March 29, 2000
David L. Ewert, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended                            Commission File No. 0-18393
December 31, 1999
                           --------------------------

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

4.1 Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

10.1 Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.2 Amendment to Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1993)**

10.3 Form of Incentive Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.4 Amendment to Winland Electronics, Inc. 1989 Stock Option Plan dated December 22, 1994 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1994)**

10.5 Form of Nonqualified Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.6 Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.7 Employment Agreement dated January 1, 1999 between the Company and W. Kirk Hankins (Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.8 Employment Agreement dated January 1, 1999 between the Company and Lorin E. Krueger(Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.9     Employment Agreement dated January 1, 1999 between the Company and Kirk
         P. Hankins(Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.10 Employment Agreement dated January 1, 1999 between the Company and Kimberly E. Kleinow(Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.11 Winland Electronics, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1997)**

10.12 Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30,
         1997)**

10.13 Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**

10.14 Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.15 1999 Bonus Plan (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 1998)**


10.16* Term Loan and Credit Agreement dated as of July 31, 1998 between the Company and Norwest Bank Minnesota South, National Association, First Amendment dated October 23, 1998 and Second Amendment dated September 29, 1999

10.17* Revolving Note dated September 29, 1999 in the principal amount of $3,500,000 in favor of Norwest Bank Minnesota South, National Association

10.18* Term Note dated September 29, 1999 in the principal amount of $530,052.64 in favor of Norwest Bank Minnesota South, National Association

10.19* Mortgage in the amount of $57,725 dated May 7, 1996 between the Company and Norwest Bank Minnesota South, National Association and Note and Mortgage Modification Agreement dated July 31, 1998 and Mortgage Modification Agreement dated September 29, 1999

10.20* Mortgage Loan Agreement dated October 6, 1999 between the Company and the City of Mankato

10.21* Promissory Note dated October 6, 1999 in the principal amount of $150,000 in favor of the City of Mankato

10.22* Agreement for Loan of Minnesota Investment Fund dated October 6, 1999 between the Company and the City of Mankato

10.23* Agreement for Loan of Small Cities Development Program Funds dated December 14, 1999 between the Company and the City of Mankato

10.24* Promissory Note dated December 14, 1999 in the principal amount of $1,321,913.59 in favor of the City of Mankato

23.1*    Consent of McGladrey & Pullen, LLP.

24.1* Power of Attorney for W. Kirk Hankins, Lorin E. Krueger, S. Dessalet, Kirk P. Hankins, Thomas J. de Petra and David L. Ewert (included on signature page of this form 10-KSB)

27*      Financial Data Schedule (included in electronic filing only)

 *  Filed herewith.
**  Management agreement or compensatory plan or arrangement.