Form 10QSB
period 2000-03-31
WINLAND ELECTRONICS INC
filed 2000-05-11
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2000
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2000, the Registrant had 2,943,787 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                   PART I-FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                    WINLAND ELECTRONICS, INC.
                          BALANCE SHEET
   (UNAUDITED)


ASSETS                                                 March 31,       December 31,
                                                         2000               1999
                                                    ------------       ------------
CURRENT ASSETS:
Cash                                                $     12,934       $     40,017
Accounts Receivable, Net                               2,469,980          2,531,872
Income Tax Receivable                                     13,442             19,000
Inventories                                            3,709,384          3,453,778
Prepaid Expenses                                          79,972             58,591
Deferred Taxes                                           112,800            112,800
                                                    ------------       ------------
                   Total Current Assets                6,398,512          6,216,058
                                                    ------------       ------------

OTHER ASSETS:
Patent and Trademarks, net of amortization                 3,603              3,971
                                                    ------------       ------------

Property and Equipment, at cost:
  Land and Land Improvements                             272,901            272,901
  Building                                             2,980,268          2,980,268
  Machinery and Equipment                              3,315,676          3,234,166
  Data Processing Equipment                            1,336,781          1,305,425
  Office Furniture and Equipment                         366,063            367,898
                                                    ------------       ------------
    Total                                              8,271,689          8,160,658
    Less Accumulated Depreciation                     (2,730,159)        (2,522,088)
                                                    ------------       ------------
   Property and Equipment, Net of Depreciation         5,541,530          5,638,570
                                                    ------------       ------------
                   TOTAL ASSETS                     $ 11,943,645       $ 11,858,599
                                                    ------------       ------------

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                  March 31,         December 31,
                                                        2000                1999
                                                    -----------         -----------
CURRENT LIABILITIES:
Note Payable, Bank                                  $ 1,818,501         $ 1,518,501
Current Maturities of Long Term Debt                    671,644             656,671
Accounts Payable                                      1,104,725           1,091,964
Accrued Expenses:
   Compensation                                         155,924             337,846
   Other                                                168,445             109,583
                                                    -----------         -----------
                   Total Current Liabilities          3,919,239           3,714,565
                                                    -----------         -----------

LONG TERM LIABILITIES:
Deferred Revenue                                        200,430             202,161
Long Term Debt, Less Current Maturities               3,042,729           3,238,995
Deferred Taxes                                          166,000             166,000
                                                    -----------         -----------
                   Total Long Term Liabilities        3,409,159           3,607,156
                                                    -----------         -----------

SHAREHOLDERS' EQUITY:
Common Stock                                             29,298              29,016
Additional Paid-In Capital                            2,231,534           2,169,750
Retained Earnings                                     2,354,415           2,338,112
                                                    -----------         -----------
                   Total Shareholders' Equity         4,615,247           4,536,878
                                                    -----------         -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $11,943,645         $11,858,599
                                                    -----------         -----------

                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,

                                                     2000              1999
                                                     ----              ----

NET SALES                                         $ 4,217,690       $ 6,615,048
COST OF GOODS SOLD                                  3,397,381         5,092,939
                                                  -----------       -----------
        Gross Profit                                  820,309         1,522,109
                                                  -----------       -----------

OPERATING EXPENSES:
        General and Administrative                    338,551           470,111
        Marketing                                     144,823            90,106
        Research and Development                      241,012           171,441
                                                  -----------       -----------
                    Total Operating Expenses          724,386           731,658
                                                  -----------       -----------


OPERATING INCOME                                       95,923           790,451
                                                  -----------       -----------

INTEREST EXPENSE                                      (98,254)         (116,082)
OTHER INCOME  (EXPENSE), NET                           28,233            29,159
                                                  -----------       -----------
                                                      (70,021)          (86,923)
                                                  -----------       -----------

NET INCOME BEFORE INCOME TAXES                         25,902           703,528
                                                  -----------       -----------

PROVISION FOR INCOME TAXES                             (9,600)         (260,305)
                                                  -----------       -----------
NET INCOME                                        $    16,302       $   443,223

BASIC EARNINGS PER SHARE                                 0.01              0.15
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                 2,911,851         2,888,453

DILUTED EARNINGS PER SHARE                               0.01              0.15
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
 DILUTIVE SHARES                                    3,044,415         2,952,561


                            WINLAND ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                            MARCH 31, 2000       MARCH 31, 1999
                                                                            --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                                $  16,302            $ 443,223
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation and Amortization                                           208,790              177,089
         Loss on Disposal of Equipment                                               350                 --
         Deferred Taxes                                                             --                (21,400)
         Changes in Assets and Liabilities
               Accounts Receivable                                                61,892             (626,549)
               Income Taxes Recievable                                             5,558
               Inventories                                                      (255,606)              37,254
               Prepaid Expenses                                                  (21,381)              16,543
               Accounts Payable                                                   12,761              261,042
               Accrued Expenses and Deferred Revenue                            (124,791)              90,431
               Income Taxes Payable                                                 --                 16,464
                                                                               ---------            ---------
                   Net Cash Provided By (Used In) in Operating Activities        (96,125)             394,097
                                                                               ---------            ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of Equipment                                                      (111,731)            (335,382)
                                                                               ---------            ---------
                   Net Cash Used in Investing Activities                        (111,731)            (335,382)
                                                                               ---------            ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net Borrowings on Revolving Credit Agreement                                300,000              228,000
     Payments on Long Term Borrowings, Including
         Capital Lease Obligations                                              (181,293)            (144,401)
     Proceeds From Issuance of Common Stock                                       62,066                9,062
                                                                               ---------            ---------
                   Net Cash Provided by Financing Activities                     180,773               92,661
                                                                               ---------            ---------

                   Net Increase (Decrease) in Cash                               (27,083)             151,376

CASH
     Beginning                                                                    40,017               20,656
                                                                               ---------            ---------
     End                                                                       $  12,934            $ 172,032
                                                                               ---------            ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Payments For:
         Interest                                                              $  99,250            $ 116,082
         Income Taxes                                                              4,043              265,241
                                                                               ---------            ---------

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion all adjustments necessary for a fair presentation of the results for the interim period have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, lease and license commitments and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

NOTE 2 - INVENTORY
Major components of inventory at March 31, 2000 and December 31, 1999 are as follows:


                                               March 31,       December 31,
                                                  2000              1999
                                              -----------       -----------
Raw Materials                                 $ 2,754,502       $ 2,713,671
Work In Process                                   339,324           358,956
Finished Goods                                    658,039           421,289
Obsolescence reserve                              (42,481)          (40,138)
                                              -----------       -----------
                Total                         $ 3,709,384       $ 3,453,778
                                              -----------       -----------



NOTE 3 - FINANCING ARRANGEMENT
The Company has a $3,500,000 revolving line-of-credit agreement through August 31, 2000. Interest on advances accrues at the bank's reference rate (9 percent at March 31, 2000) and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at March 31, 2000 and December 31, 1999, were $1,818,501 and $1,518,501, respectively.

NOTE 4 - STOCK OPTIONS AND WARRANTS
As of March 31, 2000, the Company's 1989 and 1997 Stock Option Plans in aggregate had options to purchase 479,000 shares of common stock, of which 308,950 shares were exercisable. At March 31, 2000, the exercise prices of all options range from $1.75 to $2.938 per share.

NOTE 5 - MAJOR CUSTOMERS AND ENTERPRISEWIDE DISCLOSURES Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the quarter ended March 31, 2000 and 1999, as follows:

                                         March 31,              March 31,
                                            2000                   1999
                                         ---------              ---------
          Sales percentage:
             Customer A                      36%                    30%
             Customer B                      26%                    17%
             Customer C                       9%                    32%

Enterprisewide Disclosures: The following table presents revenue from external customers for each of the Company's groups of products and services:

                                                   March 31,        March 31,
                                                    2000             1999
                                                  ----------        ---------
Proprietary microprocessors and mechanically     $   524,600       $  623,300
 controlled sensors and alarms
Electronic controls and assemblies for OEM
 customers                                         3,693,100        5,991,700
                                                  ----------        ---------
                                                 $ 4,217,700       $6,615,000
                                                  ----------        ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three months ended March 31, 2000 v.
Three months ended March 31, 1999

Net Sales: The Company recorded net sales of $4,217,690 for the first three months of 2000, compared to $6,615,048 for the same period in 1999. Net sales declined 36% for the three months ended March 31, 2000, compared to 1999. The decline in net sales is primarily attributed to declines in sales to OEM customers. The OEM customer with the most significant reduction decided to defer its first quarter production to enable a more orderly transition to a new product model later in the year. Net sales of security/industrial products also declined during the first quarter of 2000, compared to 1999.

Major OEM customers have given the Company firm purchase commitments for delivery during the remainder of 2000, having an aggregate value of $10.5 million. These purchase commitments are at various stages of completion. The Company also has several smaller agreements with various OEM customers to be fulfilled in 2000.

The Company has continued to promote itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any major OEM customer would likely have an adverse effect on the Company's short-term, and potentially long-term, results.

Gross Profits: Gross profit was $820,309 or 19.5% of net sales for the three months ended March 31, 2000, compared to $1,522,109 or 23.0% of net sales for the same period in 1999. The decline in gross profits is primarily attributed to lower sales levels and increased fixed manufacturing costs during the first quarter of 2000, compared to the same period in 1999. The decline in gross profits is also attributed to decreased profit margins on the security/industrial products line during the first quarter of 2000, compared to 1999.

Operating Expenses: General and administrative expense was $338,551 or 8.0% of net sales for the three months ended March 31, 2000, compared to $470,111 or 7.1% of net sales for the same period in 1999. Although as a percentage of net sales the general and administrative expense increased for the first quarter of 2000, compared to the first quarter of 1999, the actual expense declined $131,560. The decrease in general and administrative expense for the first quarter of 2000 was primarily attributed to reduced bonus allowances resulting from lower profits for the period.

Marketing and customer relations expense was $144,823 or 3.4% of net sales for the three months ended March 31, 2000, compared to $90,106 or 1.4% of net sales for the same period in 1999. Marketing and customer relations expense increased as a percentage of net sales, the actual expenses increased $54,717 for the first quarter of 2000, compared to 1999. The increased marketing and customer relations expense is attributed to additional customer service staffing, increased costs associated with increased trade show attendance and increased advertising expense. The Company continues to direct marketing efforts to secure new OEM customer business, as well as to promote the new DC motor controller product line and the StatSource GPS antenna product line.

Research and development expense was $241,012 or 5.7% of net sales for the three months ended March 31, 2000, compared to $171,441 or 2.6% of net sales for the same period in 1999. Actual research and development expense increased $69,571. The increased research and development expenses are primarily due to the addition of technical staff in the areas of design engineering, drafting and printed circuit board layout, as well as the increase in depreciation expense related to the purchase of additional test and development equipment. These investments will serve to expand the Company's engineering capabilities in order to meet the needs of existing and new OEM customers, and will aid with the development of new proprietary products.

Interest Expense: Interest expense was $98,254 or 2.3% of net sales for three months ended March 31, 2000, compared to $116,082 or 1.8% of net sales for the same period in 1999. The reduction in interest expense is primarily attributed to reduced levels of debt outstanding on the working capital line of credit during the first quarter of 2000, compared to the same period in 1999. The levels of debt related to capital lease obligations, and long term debt have also been reduced and have had an impact on the interest expense for the first quarter of 2000, compared to 1999.

Net Income: The Company reported net income of $16,302 or $0.01 per diluted share for the three months ended March 31, 2000, compared to net income of $443,223 or $0.15 per diluted share for the same period in 1999. The reduction in net income is primarily attributed to reduced gross profits, which resulted from reduced sales, increased fixed manufacturing costs and a decline in profit margins associated with the security/industrial products line for the period when compared to 1999.

Liquidity and Capital Resources: Cash used in operating activities was $96,125 for the first three months of 2000, compared to cash provided by operating activities of $394,097 for the same period in 1999. Cash used in operating activities, the purchase of capital equipment, and for the reduction of long term debt was funded primarily by additional short term borrowings on the revolving line of credit and from the proceeds from the issuance of common stock.

The current ratio on March 31, 2000 was 1.6 to 1, compared to 1.7 to 1 on December 31, 1999. Working capital amounted to $2,479,273 on March 31, 2000, compared to $2,501,493 on December 31, 1999. The decrease in working capital is attributed to increased short term borrowing on the revolving line of credit, which is offset by increased inventory levels.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. ("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at prime rate. At March 31, 2000, an outstanding balance of $1,818,501 existed under the line of credit. The agreement expires in August of 2000, at which time the Company anticipates that it will renew its working capital line of credit on terms similar to its existing line. The Company's management believes that the capital available through the current credit agreement, together with cash flows from operations, will be sufficient to meet the Company's capital needs at least through 2000.

Cautionary Statements: As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future, could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

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

The Company's ability to sustain continued increases in revenues and profits is dependent upon its ability to retain existing customers and obtain new customers. The Company competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and a more established reputation than the Company. The Company's ability to compete successfully in this industry depends, in part, upon the price at which the Company is willing to manufacture a proposed product and the quality of the Company's design and manufacturing services. There is no assurance that the Company will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent the Company from achieving the growth it anticipates.

The operations and success of the Company depend, in part, upon the experience and knowledge of W. Kirk Hankins, the Company's Chief Executive Officer and Chief Financial Officer, and Lorin E. Krueger, the Company's President and Chief Operating Officer. The loss of either Mr. Hankins or Mr. Krueger would have a material adverse effect on the Company.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a)      The exhibit to this report is:

         27.1 Financial Data Schedule (included in electronic versions only).

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WINLAND ELECTRONICS, INC.
                                                              ("Company")



Dated:  May 11, 2000         /s/ W. Kirk Hankins
                             W. Kirk Hankins, Chairman, Chief Executive Officer
                             and Chief Financial Officer