Form 10QSB
period 2000-06-30
WINLAND ELECTRONICS INC
filed 2000-08-14
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2000
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2000 the issuer had 2,946,464 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                   PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET

ASSETS                                                                                    June 30,       December 31,
                                                                                            2000               1999
                                                                                      ------------       ------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
Cash                                                                                  $     49,445       $     40,017
Accounts Receivable, Net                                                                 2,725,733          2,531,872
Income Tax Receivable                                                                       15,268             19,000
Inventories                                                                              4,019,703          3,453,778
Prepaid Expenses                                                                            82,343             58,591
Deferred Taxes                                                                             112,800            112,800
                                                                                      ------------       ------------
                   Total Current Assets                                                  7,005,292          6,216,058
                                                                                      ------------       ------------

Patent and Trademarks, net of amortization                                                   3,235              3,971
                                                                                      ------------       ------------

Property and Equipment, at cost:
  Land and Land Improvements                                                               272,901            272,901
  Building                                                                               2,982,988          2,980,268
  Machinery and Equipment                                                                3,354,258          3,234,166
  Data Processing Equipment                                                              1,368,403          1,305,425
  Office Furniture and Equipment                                                           371,663            367,898
                                                                                      ------------       ------------
    Total                                                                                8,350,213          8,160,658
    Less Accumulated Depreciation                                                       (2,938,542)        (2,522,088)
                                                                                      ------------       ------------
   Property and Equipment, Net of Depreciation                                           5,411,671          5,638,570
                                                                                      ------------       ------------
                   TOTAL ASSETS                                                       $ 12,420,198       $ 11,858,599
                                                                                      ------------       ------------

                    WINLAND ELECTRONICS, INC.
                          BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY                                                     June 30,      December 31,
                                                                                          2000             1999
                                                                                      ------------       ------------
                                                                                       (UNAUDITED)
CURRENT LIABILITIES:
Note Payable, Bank                                                                    $ 1,883,501      $ 1,518,501
Current Maturities of Long Term Debt                                                      677,783          656,671
Accounts Payable                                                                        1,552,335        1,091,964
Accrued Expenses:
   Compensation                                                                           348,723          337,846
   Other                                                                                   62,724          109,583
                                                                                      ------------       ------------
                   Total Current Liabilities                                            4,525,066        3,714,565
                                                                                      ------------       ------------

LONG TERM LIABILITIES:
Deferred Revenue                                                                          174,780          202,161
Long Term Debt, Less Current Maturities                                                 2,868,360        3,238,995
Deferred Taxes                                                                            166,000          166,000
                                                                                      ------------       ------------
                   Total Long Term Liabilities                                          3,209,140        3,607,156
                                                                                      ------------       ------------

SHAREHOLDERS' EQUITY:
Common Stock                                                                               29,465           29,016
Additional Paid-In Capital                                                              2,236,266        2,169,750
Retained Earnings                                                                       2,420,261        2,338,112
                                                                                      ------------       ------------
                   Total Shareholders' Equity                                           4,685,992        4,536,878
                                                                                      ------------       ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                              $12,420,198      $11,858,599
                                                                                      ------------       ------------

                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             June 30,

                                                     2000               1999
                                                  -----------       -----------

NET SALES                                         $ 5,104,968       $ 4,654,013
COST OF GOODS SOLD                                  4,082,014         3,658,570
                                                  -----------       -----------
        Gross Profit                                1,022,954           995,443
                                                  -----------       -----------

OPERATING EXPENSES:
        General and Administrative                    417,167           421,582
        Marketing                                     160,365            99,993
        Research and Development                      259,860           200,863
                                                  -----------       -----------
                    Total Operating Expenses          837,392           722,438
                                                  -----------       -----------

OPERATING INCOME                                      185,562           273,005
                                                  -----------       -----------

INTEREST EXPENSE                                     (105,581)         (109,246)
OTHER INCOME  (EXPENSE), NET                           30,450            32,700
                                                  -----------       -----------
                                                      (75,131)          (76,546)
                                                  -----------       -----------

NET INCOME BEFORE INCOME TAXES                        110,431           196,459
                                                  -----------       -----------

PROVISION FOR INCOME TAXES                            (44,584)          (75,789)
                                                  -----------       -----------
NET INCOME                                        $    65,847       $   120,670

BASIC EARNINGS PER SHARE                          $      0.02       $      0.04
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                 2,939,063         2,894,734

DILUTED EARNINGS PER SHARE                        $      0.02       $      0.04
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
 DILUTIVE SHARES                                    3,007,551         2,992,579

                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,

                                                      2000               1999
                                                  ------------       ------------

NET SALES:                                        $  9,322,658       $ 11,269,061
COST OF GOODS SOLD                                   7,479,395          8,751,509
                                                  ------------       ------------
        Gross Profit                                 1,843,263          2,517,552

OPERATING EXPENSES:
        General and Administrative                     747,510            891,693
        Marketing                                      305,189            190,099
        Research and Development                       500,873            372,304
                                                  ------------       ------------
                    Total Operating Expenses         1,553,572          1,454,096
                                                  ------------       ------------


OPERATING INCOME                                       289,691          1,063,456
                                                  ------------       ------------

OTHER INCOME (EXPENSE), NET                             58,687             61,858
INTEREST EXPENSE                                      (212,045)          (225,327)
                                                  ------------       ------------
                                                      (153,358)          (163,469)
                                                  ------------       ------------

NET INCOME BEFORE INCOME TAXES                         136,333            899,987
                                                  ------------       ------------

PROVISION FOR INCOME TAXES                             (54,184)          (336,094)
                                                  ------------       ------------
NET INCOME                                        $     82,149       $    563,893

BASIC EARNINGS PER SHARE                          $       0.03       $       0.20
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                  2,925,456          2,891,594

DILUTED EARNINGS PER SHARE                        $       0.03       $       0.19
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
DILUTIVE SHARES                                      3,025,982          2,989,439


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                           JUNE 30, 2000     JUNE 30, 1999
                                                                           ------------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                             $    82,149       $   563,893
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation and Amortization                                          417,540           363,997
         Loss on Disposal of Equipment                                              350              --
         Deferred Taxes                                                            --             (21,400)
         Changes in Assets and Liabilities
               Accounts Receivable                                             (193,861)          616,957
               Income Taxes Recievable                                            3,732            47,454
               Inventories                                                     (565,925)         (197,789)
               Prepaid Expenses                                                 (23,752)          (13,561)
               Accounts Payable                                                 460,371          (191,872)
               Accrued Expenses and Deferred Revenue                            (63,363)          100,513
               Income Taxes Payable                                                --             (22,148)
                                                                           ------------       -----------
                   Net Cash Provided By Operating Activities                    117,241         1,246,044
                                                                           ------------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of Equipment                                                     (190,255)         (994,728)
     Proceeds from sale of Equipment                                               --                --
                                                                           ------------       -----------
                   Net Cash Used in Investing Activities                       (190,255)         (994,728)
                                                                           ------------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net Borrowings on Revolving Credit Agreement                               365,000          (367,000)
     Outstanding Checks in Excess of Cash Balances                                 --             173,467
     Payments on Long Term Borrowings, Including
         Capital Lease Obligations                                             (349,523)         (323,906)
     Proceeds From Long Term Debt                                                  --             226,785
     Proceeds From Isuance of Common Stock                                       66,965            18,682
                                                                           ------------       -----------
                   Net Cash Provided by (Used In) Financing Activities           82,442          (271,972)
                                                                           ------------       -----------

                   Net Increase (Decrease) in Cash                                9,428           (20,656)

CASH
     Beginning                                                                   40,017            20,656
                                                                           ------------       -----------
     End                                                                    $    49,445       $      --
                                                                           ------------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Payments For:
         Interest                                                           $   106,577       $   116,082
         Income Taxes                                                            50,453           265,241
                                                                           ------------       -----------
Supplemental Schedule of Noncash Investing and Finacing Activities
     Capital Lease Obligations Incurred for the Purchase of Equipment       $      --         $   226,785
                                                                           ------------       -----------

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

NOTE 2 - INVENTORY
Major components of inventory at June 30, 2000 and December 31, 1999 are as follows:

                                   June 30,              December 31,
                                     2000                     1999
                                 -----------             -----------
Raw Materials                    $ 3,169,962             $ 2,713,671
Work In Process                      350,527                 358,956
Finished Goods                       547,310                 421,289
Obsolescence reserve                 (48,096)                (40,138)
                                 -----------             -----------
                Total            $ 4,019,703             $ 3,453,778
                                 -----------             -----------

NOTE 3 - FINANCING ARRANGEMENT
The Company has a $3,500,000 revolving line-of-credit agreement through August 31, 2000. Interest on advances accrues at the bank's reference rate (9.5 percent at June 30, 2000) and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at June 30, 2000 and December 31, 1999, were $1,883,501 and $1,518,501, respectively.

NOTE 4 - STOCK OPTIONS AND WARRANTS
As of June 30, 2000, the Company's 1989 and 1997 Stock Option Plans in aggregate had options to purchase 419,000 shares of common stock, of which 254,350 shares were exercisable. At June 30, 2000, the exercise prices of all options range from $1.75 to $2.938 per share.

NOTE 5 - MAJOR CUSTOMERS AND ENTERPRISEWIDE DISCLOSURES
Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and six months ended June 30, 2000 and 1999, as follows:

                       Three Months Ended   Six Months Ended   Three Months Ended  Six Months Ended
                           June 30, 2000      June 30, 2000        June 30, 1999    June 30, 1999
Sales percentage:
   Customer A                    39%              37%                    38%           33%
   Customer B                    17%              21%                    14%           16%
   Customer C                    20%              15%                    19%           27%

Enterprisewide Disclosures: The following table presents three and six month revenues from external customers for each of the Company's groups of products and services:

                                              Three Months Ended    Six Months Ended   Three Months Ended    Six Months Ended
                                                June 30, 2000         June 30, 2000        June 30, 1999       June 30, 1999
                                                ----------             ----------            ----------         -----------
Proprietary microprocessors and mechanically
  controlled sensors and alarms                 $  686,300             $1,210,866            $  570,400         $ 1,193,701
Electronic controls and assemblies for
   OEM customers                                 4,418,668              8,111,792             4,083,613          10,075,360
                                                ----------             ----------            ----------         -----------
                                                $5,104,968             $9,322,658            $4,654,013         $11,269,061
                                                ----------             ----------            ----------         -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

General

Winland Electronics, Inc. is engaged in the design and manufacturing of a variety of custom electronic controls and assemblies for OEM customers and, in addition, designs, manufactures, and markets proprietary products. The Company conducts all engineering, manufacturing, procurement, and administrative activities in a 58,000 sq. ft., ISO 9001- registered facility in Mankato, Minnesota.

The services Winland provides its OEM customers range from simple assembly to full turnkey services, including product design, value engineering, manufacturing, repair depot, and complete shipping services. In order to distinguish itself from the large number of competitive contract manufacturers in the USA and throughout the world, Winland has invested substantially in plant, equipment, personnel, systems, and technology. The Company also operates in a highly competitive labor market, particularly in the engineering and technical segment of the workforce.

The Company's proprietary products include an established family of environmental security products, a line of DC motor controllers that can be customized to meet customer requirements, and the SatSource(TM) GPS antenna product line that provides both standard and custom solutions for users of global positioning systems technology.

Results of Operations
Three and six months ended June 30, 2000 v.
Three and six months ended June 30, 1999

Net Sales: The Company recorded net sales of $5,104,968 for the second quarter ended June 30, 2000, an increase of 9.7% from $4,654,013 for the same period in 1999. For the six months ended June 30, 2000, the Company recorded net sales of $9,322,658 compared to $11,269,061 for the same period in 1999. The increase in net sales for the three months ended June 30, 2000 is the result of increased net sales to key OEM customers as well as sales to new OEM customers. The Company also recorded increased net sales of security/industrial products for the three months ended June 30, 2000, compared to the same period in 1999. The increase in net sales of security/industrial products is attributed to increased sales of established products as well as the introduction of two new product lines late in 1999.

The decline in net sales during the six months ended June 30, 2000 compared to the same period in 1999 resulted primarily from a reduction in sales to key OEM customers. Because the Company recognizes revenue when products are shipped, a deferment of production schedule or any delay that affects the final shipment date to a customer for any reason will reduce sales during a reporting period. All of the decline in net sales during the six months ended June 30, 2000 compared to the same period in 1999 occurred during the first quarter ended March 31, 2000, and resulted primarily from such a reduction in sales to key OEM customers. The customer with the most significant reduction in sales elected to defer its planned first quarter production to enable a more orderly transition to a new product model later in 2000. Although net sales for this customer were down for the first quarter of 2000, net sales for the second quarter of 2000 increased over the same period in 1999. Net sales of security/industrial products increased for the first six months of 2000, compared to 1999.

Also during the six months ended June 30, 2000, as a result of a worldwide shortage of electronics components, the Company began to experience difficulties in its ability to procure certain components to meet customer manufacturing and shipping due dates. According to industry sources, this shortage of electronic components may continue throughout 2000 and into 2001. This shortage has been caused, in part, by the electronic industry's production capacity lagging behind the demand caused by the continued proliferation of wireless devices, internet hardware, and other consumer products.

The Company believes that, for the foreseeable future, its sales may be negatively impacted by delays associated with electronic component shortages. Winland is exploring procurement strategies with suppliers and parts agreements with customers that may minimize the negative impact of electronic component shortages.

Major OEM customers have given the Company firm purchase commitments having an aggregate value of $9.3 million for delivery during the remainder of 2000. These purchase commitments are at various stages of completion. The Company also has several smaller agreements with various OEM customers to be fulfilled in 2000.

The Company has continued to promote itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any major OEM customer would likely have an adverse effect on the Company's short-term, and potentially long-term, results.

Gross Profits: Gross profit was $1,022,954 or 20.0% of net sales for the three months ended June 30, 2000, compared to $995,443 or 21.4% of net sales for the same period in 1999. For the six months ended June 30, 2000, gross profit was $1,843,263, or 19.8%, of net sales, compared to $2,517,552, or 22.3% of net sales for the same period in 1999. The decline in gross profit is primarily attributed to increased fixed manufacturing costs and decreased profit margins on OEM products; and to a lesser degree, decreased profit margins on security/industrial products during the three and six months ended June 30, 2000, compared to the same periods in 1999. The decline in gross profit margins on OEM customers is attributed to the introduction of new products with reduced profit margins as well as increased raw materials costs on other assemblies.

Operating Expenses: General and administrative expense was $417,167 or 8.2% of net sales for the three months ended June 30, 2000, compared to $421,582 or 9.1% of net sales for the same period in 1999. For the six months ended June 30, 2000, general and administrative expense was $747,510 or 8.0% of net sales, compared to $891,693 or 7.9% of net sales, during the same period last year. Although general and administrative expense, as a percentage of net sales, increased nominally for the first six months of 2000 compared to the same period in 1999, actual general and administrative expense declined. The decrease in general and administrative expense for the first six months of 2000 was primarily attributed to reduced bonus allowances resulting from lower profits for the period.

Marketing and customer relations expense was $160,365 or 3.1% of net sales for the three months ended June 30, 2000, compared to $99,993 or 2.1% of net sales for the same period in 1999. Marketing and customer relations expense was $305,189 or 3.3% of net sales for the six months ended June 30, 2000, compared to $190,099 or 1.7% of net sales for the same period in 1999. During both periods, the increased marketing and customer relations expense is attributed to additional customer service staffing, costs associated with additional trade shows attended, and costs associated with the production of promotional materials. The Company continues to direct marketing efforts to secure new OEM customers, as well as to promote the new DC motor controller product line and the SatSource GPS antenna product line.

Research and development expense was $259,860 or 5.1% of net sales for the three months ended June 30, 2000, compared to $200,863 or 4.3% of net sales for the same period in 1999. Research and development expense was $500,873 or 5.4% of net sales for the six months ended June 30, 2000, compared to $372,304 or 3.3% of net sales for the same period in 1999. During both periods, the increased research and development expense was primarily due to the addition of technical staff in the areas of design engineering, drafting and printed circuit board layout, as well as increased depreciation expense related to the purchase of additional test and development equipment. These investments will help expand the Company's engineering capabilities in order to meet the needs of existing and new OEM customers, and will aid with the development of new proprietary products.

Interest Expense: Interest expense was $105,581 or 2.1% of net sales for three months ended June 30, 2000, compared to $109,246 or 2.3% of net sales for the same period in 1999. Interest expense for the first six months of 2000 was $212,045 or 2.3% of net sales, compared to $225,327 or 2.0% of net sales for the same period in 1999. The reduction in interest expense is primarily attributed to a reduction of long term debt for the six months ended June 30, 2000, compared to the same period in 1999.

Net Income: The Company reported net income of $65,847 or $0.02 per diluted share for the three months ended June 30, 2000, compared to net income of $120,670 or $0.04 per diluted share for the same period in 1999. For the first six months of 2000, the Company reported net income of $82,149 or $0.03 per diluted share, compared to $563,893 or $0.19 per diluted share. The reduction in net income is primarily attributed to increased fixed manufacturing costs and a decline in profit margins associated with the security/industrial products line. To a lesser extent, the reduction in net income was due to an increase in operating expenses for the three and six month periods compared to 1999.

Liquidity and Capital Resources The current ratio on June 30, 2000 was 1.6 to 1, compared to 1.7 to 1 on December 31, 1999. Working capital amounted to $2,480,226 on June 30, 2000, compared to $2,501,493 on December 31, 1999. The decrease in working capital is attributed to increases in short term borrowings on the revolving line of credit and accounts payable which is offset by increased accounts receivables and increased inventory levels.

Cash provided by operating activities was $117,241 for the first six months of 2000, compared to $1,246,044 for the same period in 1999. The decrease in cash provided by operations is attributed to the reduction in net income, as well as a build up of inventory needed, in part, to offset the effects of expected industry shortages of electronic components. Cash provided by operating activities was used for the purchase of capital equipment. The reduction of long-term debt was funded primarily by additional short-term borrowings on the revolving line of credit and proceeds from the issuance of common stock.

The Company has a revolving credit agreement with the Norwest Bank Minnesota South N.A. ("Norwest"), with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at prime rate. At June 30, 2000, an outstanding balance of $1,883,501 existed under the line of credit. The agreement expires in August 2000, at which time the Company anticipates that it will renew its working capital line of credit on terms similar to its existing line. The Company's management believes that the capital available through the current credit agreement, together with cash flows from operations, will be sufficient to meet the Company's capital needs at least through 2000.

Cautionary Statements: Certain statements made in this quarterly report on Form 10-Q, as well as oral statements made by management of the Company from time to time, which are prefaced with words such as "intends", "plans", "expects", "anticipates", "believes", "projects", and similar words and other statements of similar same are forward-looking statements. As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future, could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

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

The Company's operations and financial results are subject to its ability to obtain raw materials, including high-demand electronic components, that may, from time to time, be on backorder, in allocation status, or unavailable to the Company. Under such circumstances, the Company may be required to pay higher prices for such raw materials or incur higher financial risks through planned inventory build up.

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

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K (if any), in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

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

         (a)      The Company held its Annual Meeting on May 17, 2000.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

                  The shareholders set the number of directors at seven (7) by a vote of 2,428,338 shares in favor, with 211,450 shares voted against and 11,264 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                           Number of               Number of
                  Nominee                  Votes For             Votes Withheld

                  W. Kirk Hankins          2,421,838                229,214
                  Lorin E. Krueger         2,426,638                224,414
                  Kirk P. Hankins          2,421,038                230,014
                  S. Robert Dessalet       2,419,838                231,214
                  Thomas J. de Petra       2,421,638                229,414
                  David L. Ewert           2,336,038                315,014
                  James P. Legus           2,423,154                227,898

                  The shareholders approved an increase of shares from 300,000 to 600,000 under the Company's 1997 Stock Option Plan by a vote of 1,214,815 shares in favor, with 375,975 shares voted against, 15,300 shares abstaining and 1,044,962 shares present for determining the quorum but which lacked authority to vote on this matter (broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

         (a)      The exhibit to this report is:

                  27.1 Financial Data Schedule (included in electronic versions only).

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WINLAND ELECTRONICS, INC.
                                                                    ("Company")



Dated:  August  14, 2000              /s/ W. Kirk Hankins
                                      W. Kirk Hankins, Chairman, Chief Executive
                                      Officer  and Chief Financial Officer