Form 10QSB
period 2000-09-30
WINLAND ELECTRONICS INC
filed 2000-11-13
CIK 749935

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For Quarter Ended: September 30, 2000
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

         Yes  x                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2000 the issuer had 2,946,464 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No   x

                   PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET

ASSETS                                                    September 30,      December 31,
                                                               2000               1999
                                                          ------------       ------------
                                                            (UNAUDITED)
CURRENT ASSETS:
Cash                                                      $     49,272       $     40,017
Accounts Receivable, Net                                     3,185,037          2,531,872
Income Tax Receivable                                          110,852             19,000
Inventories                                                  5,048,317          3,453,778
Prepaid Expenses                                               131,494             58,591
Deferred Taxes                                                 112,800            112,800
                                                          ------------       ------------
                   Total Current Assets                      8,637,772          6,216,058
                                                          ------------       ------------

Patent and Trademarks, net of amortization                       2,866              3,971
                                                          ------------       ------------

Property and Equipment, at cost:
  Land and Land Improvements                                   272,901            272,901
  Building                                                   2,983,586          2,980,268
  Machinery and Equipment                                    3,372,742          3,234,166
  Data Processing Equipment                                  1,403,287          1,305,425
  Office Furniture and Equipment                               397,463            367,898
                                                          ------------       ------------
    Total                                                    8,429,979          8,160,658
    Less Accumulated Depreciation                           (3,149,151)        (2,522,088)
                                                          ------------       ------------
   Property and Equipment, Net of Depreciation               5,280,828          5,638,570
                                                          ------------       ------------
                   TOTAL ASSETS                           $ 13,921,466       $ 11,858,599
                                                          ============       ============


                            WINLAND ELECTRONICS, INC.
                                  BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY                      September 30,       December 31,
                                                              2000               1999
                                                          ------------       ------------
                                                           (UNAUDITED)
CURRENT LIABILITIES:
Note Payable, Bank                                        $  3,248,501       $  1,518,501
Current Maturities of Long Term Debt                           694,737            656,671
Accounts Payable                                             2,166,955          1,091,964
Accrued Expenses:
   Compensation                                                166,841            337,846
   Other                                                       116,951            109,583
                                                          ------------       ------------
                   Total Current Liabilities                 6,393,985          3,714,565
                                                          ------------       ------------

LONG TERM LIABILITIES:
Deferred Revenue                                               208,344            202,161
Long Term Debt, Less Current Maturities                      2,680,329          3,238,995
Deferred Taxes                                                 166,000            166,000
                                                          ------------       ------------
                   Total Long Term Liabilities               3,054,673          3,607,156
                                                          ------------       ------------

SHAREHOLDERS' EQUITY:
Common Stock                                                    29,465             29,016
Additional Paid-In Capital                                   2,236,266          2,169,750
Retained Earnings                                            2,207,077          2,338,112
                                                          ------------       ------------
                   Total Shareholders' Equity                4,472,808          4,536,878
                                                          ------------       ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 13,921,466       $ 11,858,599
                                                          ============       ============


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                      2000               1999
                                                  -----------       -----------
NET SALES                                         $ 4,658,615       $ 4,176,717
COST OF GOODS SOLD                                  4,155,017         3,432,756
                                                  -----------       -----------
        Gross Profit                                  503,598           743,961
                                                  -----------       -----------

OPERATING EXPENSES:
        General and Administrative                    271,878           285,929
        Marketing                                     143,348           103,552
        Research and Development                      291,430           227,237
                                                  -----------       -----------
                    Total Operating Expenses          706,656           616,718
                                                  -----------       -----------


OPERATING INCOME (LOSS)                              (203,058)          127,243
                                                  -----------       -----------

INTEREST EXPENSE                                     (122,225)          (94,222)
OTHER INCOME  (EXPENSE), NET                           16,515            36,373
                                                  -----------       -----------
                                                     (105,710)          (57,849)
                                                  -----------       -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                (308,768)           69,394
                                                  -----------       -----------

PROVISION FOR INCOME TAXES                             95,584           (22,000)
                                                  -----------       -----------
NET INCOME (LOSS)                                 $  (213,184)      $    47,394

BASIC EARNINGS (LOSS) PER SHARE                   $    (0.072)      $     0.016
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                 2,946,464         2,896,631

DILUTED EARNINGS (LOSS) PER SHARE                 $    (0.072)      $     0.016
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
 DILUTIVE SHARES                                    2,946,464         2,998,580


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                      2000               1999
                                                  ------------       ------------
NET SALES:                                        $ 13,981,273       $ 15,445,778
COST OF GOODS SOLD                                  11,634,412         12,184,265
                                                  ------------       ------------
        Gross Profit                                 2,346,861          3,261,513
                                                  ------------       ------------

OPERATING EXPENSES:
        General and Administrative                   1,019,387          1,177,621
        Marketing                                      448,538            294,366
        Research and Development                       792,303            599,540
                                                  ------------       ------------
                    Total Operating Expenses         2,260,228          2,071,527
                                                  ------------       ------------


OPERATING INCOME                                        86,633          1,189,986
                                                  ------------       ------------

OTHER INCOME (EXPENSE), NET                             75,202             98,136
INTEREST EXPENSE                                      (334,270)          (318,835)
                                                  ------------       ------------
                                                      (259,068)          (220,699)
                                                  ------------       ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                 (172,435)           969,287
                                                  ------------       ------------

PROVISION FOR INCOME TAXES                              41,400           (358,000)
                                                  ------------       ------------
NET INCOME (LOSS)                                 $   (131,035)      $    611,287

BASIC EARNINGS (LOSS) PER SHARE                   $     (0.045)      $      0.211
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                                  2,932,511          2,891,962

DILUTED EARNINGS (LOSS) PER SHARE                 $     (0.045)      $      0.203
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
DILUTIVE SHARES                                      2,932,511          3,014,663


                            WINLAND ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2000                1999
                                                                             -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                       $  (131,035)      $   611,287
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
         Depreciation and Amortization                                           625,025           569,759
         Loss on Disposal of Equipment                                               350              --
         Deferred Taxes                                                             --             (21,400)
         Changes in Assets and Liabilities
               Accounts Receivable                                              (653,166)          676,097
               Income Taxes Receivable                                           (91,852)           47,454
               Inventories                                                    (1,577,061)           79,558
               Prepaid Expenses                                                  (90,382)          (70,389)
               Accounts Payable                                                1,074,992          (375,324)
               Accrued Expenses and Deferred Revenue                            (157,456)          141,553
               Income Taxes Payable                                                 --             (65,186)
                                                                             -----------       -----------
                   Net Cash Provided By (Used In) Operating Activities        (1,000,585)        1,593,409
                                                                             -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of Equipment                                                      (268,718)       (1,138,757)
     Proceeds from sale of Equipment                                               2,190              --
                                                                             -----------       -----------
                   Net Cash Used in Investing Activities                        (266,528)       (1,138,757)
                                                                             -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net Borrowings on Revolving Credit Agreement                              1,730,000           (52,000)
     Payments on Long Term Borrowings, Including
         Capital Lease Obligations                                              (520,597)         (490,148)
     Proceeds From Long Term Debt                                                   --             226,785
     Proceeds From Issuance of Common Stock                                       66,965            18,682
                                                                             -----------       -----------
                   Net Cash Provided by (Used In) Financing Activities         1,276,368          (296,681)
                                                                             -----------       -----------

                   Net Increase in Cash                                            9,255           157,971

CASH
     Beginning                                                                    40,017            20,656
                                                                             -----------       -----------
     End                                                                     $    49,272       $   178,627
                                                                             -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Payments For:
         Interest                                                            $   330,498       $   320,287
         Income Taxes                                                             50,453           445,241
                                                                             -----------       -----------
Supplemental Schedule of Noncash Investing and Finacing Activities
     Capital Lease Obligations Incurred for the Purchase of Equipment        $      --         $   226,785
                                                                             -----------       -----------

                            WINLAND ELECTRONICS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

NOTE 2 - INVENTORY
Major components of inventory at September 30, 2000 and December 31, 1999 are as follows:

                                          September 30,      December 31,
                                              2000               1999
                                          -----------       ------------
Raw Materials                             $ 3,978,917       $ 2,713,671
Work In Process                               627,806           358,956
Finished Goods                                536,690           421,289
Obsolescence reserve                          (95,096)          (40,138)
                                          -----------       ------------
                Total                     $ 5,048,317       $ 3,453,778
                                          -----------       ------------

NOTE 3 - FINANCING ARRANGEMENT
The Company has a $3,500,000 revolving line-of-credit agreement through August 31, 2001. Interest on advances accrues at the bank's reference rate (9.5 percent at September 30, 2000) and is due monthly. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing equal to 80 percent of qualified accounts receivable and 60 percent of inventories. In addition, the agreement contains certain reporting and operating covenants. Advances outstanding on the revolving line-of-credit agreement at September 30, 2000 and December 31, 1999, were $3,248,501 and $1,518,501, respectively.

NOTE 4 - STOCK OPTIONS AND WARRANTS
As of September 30, 2000, the Company's 1989 and 1997 Stock Option Plans in aggregate had options to purchase 449,000 shares of common stock, of which 234,350 shares were exercisable. At September 30, 2000, the exercise prices of all options range from $1.75 to $2.938 per share.

NOTE 5 - MAJOR CUSTOMERS AND ENTERPRISEWIDE DISCLOSURES
Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and nine months ended September 30, 2000 and 1999, as follows:

                   Three Months Ended     Nine Months Ended      Three Months Ended       Nine Months Ended
                   September 30, 2000     September 30, 2000     September 30, 1999       September 30, 1999
                   ------------------     ------------------     ------------------       ------------------
Sales percentage:
   Customer A            32%                    36%                        37%                 34%
   Customer B            27%                    19%                        16%                 24%
   Customer C            14%                    19%                        16%                 16%

Enterprisewide Disclosures: The following table presents three and nine month revenues from external customers for each of the Company's groups of products and services:

                                              Three Months Ended   Nine Months Ended   Three Months Ended   Nine Months Ended
                                              September 30, 2000   September 30, 2000  September 30, 1999   September 30, 1999
                                              ------------------   ------------------  ------------------   ------------------
Proprietary microprocessors and mechanically
  controlled sensors and alarms               $      683,758       $    1,881,132      $     641,594        $   1,771,211
Electronic controls and assemblies for
   OEM customers                                   3,974,857           12,100,141          3,535,123           13,674,567
                                              ------------------   ------------------  ------------------   ------------------
                                              $    4,658,615       $   13,981,273      $   4,176,717        $  15,445,778
                                              ------------------   ------------------  ------------------   ------------------


NOTE 6 - REVENUE RECOGNITION
In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

NOTE 7 - EARNINGS (LOSS) PER SHARE
Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive.

The Company has granted options to purchase shares of common stock at various amounts per share. Those options were not included in the computation of diluted earnings per share because the Company incurred a year-to-date loss. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented for 2000.

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

Results of Operations
Three and nine months ended September 30, 2000 v.
Three and nine months ended September 30, 1999

Net Sales: The Company recorded net sales of $4,658,615 for the third quarter ended September 30, 2000, an increase of 11.5% from $4,176,717 for the same period in 1999. For the nine months ended September 30, 2000, the Company recorded net sales of $13,981,273 compared to $15,445,778 for the same period in 1999. The increase in net sales for the three months ended September 30, 2000 is the result of increased net sales to key OEM customers as well as sales to new OEM customers. The Company also recorded increased net sales of security/industrial products for the three months ended September 30, 2000, compared to the same period in 1999. The Company attributes the increase in net sales of security/industrial products to increased sales of established products as well as the introduction of two new product lines late in 1999.

The decline in net sales during the nine months ended September 30, 2000 compared to the same period in 1999 resulted primarily from a reduction in sales to certain OEM customers. All of the decline in net sales during the nine months ended September 30, 2000 compared to the same period in 1999 occurred during the first quarter ended March 31, 2000, and resulted primarily from a reduction in sales to certain OEM customers. Net sales of security/industrial products increased for the first nine months of 2000, compared to 1999.

Also during the nine months ended September 30, 2000, as a result of a worldwide shortage of electronics components, the Company began to experience difficulties in its ability to procure certain components to meet customer manufacturing and shipping due dates. According to industry sources, this shortage of electronic components may continue throughout 2000 and into 2001. This shortage has been caused, in part, by the electronic industry's production capacity lagging behind the demand caused by the continued proliferation of wireless devices, internet hardware, and other consumer products.

The Company believes that, for the foreseeable future, its sales may be negatively impacted by delays associated with electronic component shortages. Winland is exploring procurement strategies with suppliers and parts agreements with customers that may minimize the negative impact of electronic component shortages.

Major OEM customers have given the Company firm purchase commitments having an aggregate value in excess of $3.9 million for delivery during the remainder of 2000. These purchase commitments are at various stages of completion. The Company also has several smaller agreements with various OEM customers to be fulfilled in 2000 of approximately $770,000. In addition, the Company has purchase commitments in excess of $11.5 million for delivery in 2001.

The Company continues to promote itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any major OEM customer would likely adversely affect the Company's short-term, and potentially long-term, results.

Gross Profits: Gross profit was $503,598 or 10.8% of net sales for the three months ended September 30, 2000, compared to $743,961 or 17.8% of net sales for the same period in 1999. For the nine months ended September 30, 2000, gross profit was $2,346,861 or 16.8%, of net sales, compared to $3,261,513, or 21.1% of net sales for the same period in 1999. The decline in gross profit is primarily attributed to increased raw material cost and depreciation expense, and increased employee benefit costs, as well as labor inefficiencies associated with set up and tear down on smaller production runs caused by parts shortages. In addition, the decline in gross profit margins on OEM customers is partially attributed to the introduction of new products with reduced profit margins, necessary to stay competitive.

Operating Expenses: General and administrative expense was $271,878 or 5.8% of net sales for the three months ended September 30, 2000, compared to $285,929 or 6.8% of net sales for the same period in 1999. For the nine months ended September 30, 2000, general and administrative expense was $1,019,387 or 7.3% of net sales, compared to $1,177,621 or 7.6% of net sales, during the same period last year. The decrease in general and administrative expense for the first nine months of 2000 was primarily attributed to elimination of bonus allowances in reaction to lost profits for the period.

Marketing and customer relations expense was $143,348 or 3.1% of net sales for the three months ended September 30, 2000, compared to $103,552 or 2.5% of net sales for the same period in 1999. Marketing and customer relations expense was $448,538 or 3.2% of net sales for the nine months ended September 30, 2000, compared to $294,366 or 1.9% of net sales for the same period in 1999. During both periods, the increased marketing and customer relations expense is attributed to additional customer service staffing, costs associated with additional trade shows attended, and costs associated with the production of promotional materials. The Company continues to direct marketing efforts to secure new OEM customers, as well as to promote the new DC motor controller product line and the SatSource GPS antenna product line.

Research and development expense was $291,430 or 6.2% of net sales for the three months ended September 30, 2000, compared to $227,237 or 5.4% of net sales for the same period in 1999. Research and development expense was $792,303 or 5.7% of net sales for the nine months ended September 30, 2000, compared to $599,540 or 3.9% of net sales for the same period in 1999. During both periods, the increased research and development expense was primarily due to the addition of technical staff in the areas of design engineering, drafting and printed circuit board layout, as well as increased depreciation expense related to the purchase of additional test and development equipment. The Company believes these investments will help expand the Company's engineering capabilities in order to meet the needs of existing and new OEM customers, and will aid with the development of new proprietary products.

Interest Expense: Interest expense was $122,225 or 2.6% of net sales for three months ended September 30, 2000, compared to $94,222 or 2.2% of net sales for the same period in 1999. Interest expense for the first nine months of 2000 was $334,270 or 2.4% of net sales, compared to $318,835 or 2.0% of net sales for the same period in 1999.

Net Income: The Company reported a net loss of $213,184 or $0.072 loss per diluted share for the three months ended September 30, 2000, compared to net income of $47,394 or $0.016 per diluted share for the same period in 1999. For the first nine months of 2000, the Company reported a net loss of $131,035 or $0.045 loss per diluted share, compared to net income of $611,287 or $0.203 per diluted share. The reduction in net income is primarily attributed to a decline in profit margins and, to a lesser extent, the increase in marketing and engineering expenses for the three and nine month periods compared to 1999.

Liquidity and Capital Resources The current ratio on September 30, 2000 was 1.4 to 1, compared to 1.7 to 1 on December 31, 1999. Working capital amounted to $2,243,787 on September 30, 2000, compared to $2,501,493 on December 31, 1999.
The decrease in working capital is primarily attributed to increases in short term borrowings on the revolving line of credit and accounts payable which is offset by increased accounts receivables and significantly increased inventory levels.

Cash used by operating activities was $1,000,585 for the first nine months of 2000, compared to cash provided by operating activities of $1,593,409 for the same period in 1999. The decrease in cash provided by operations is attributed to the reduction in net income, as well as a build up of inventory needed, in part, to offset the effects of expected industry shortages of electronic components. The reduction of long-term debt was funded primarily by additional short-term borrowings on the revolving line of credit and proceeds from the issuance of common stock in May 2000.

The Company has a revolving credit agreement with the Wells Fargo Bank, with a maximum loan limit of $3,500,000, subject to additional limitations set forth in the credit agreement. The interest rate is calculated at prime rate. At September 30, 2000, an outstanding balance of $3,248,501 existed under the line of credit. The agreement expires in August 2001, at which time the Company anticipates that it will renew its working capital line of credit on terms similar to its existing line. The Company's management believes that the capital available through the current credit agreement, together with cash flows from operations, will not be sufficient to meet the Company's capital needs over the next four to six months, and have requested an additional $1,000,000 line of credit to meet this need. There is no assurance that the Company will obtain additional credit.

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

The Company derives a significant portion of its revenues from a small number of major OEM customers which are not subject to any long-term contracts with the Company. If any major customer should for any reason stop doing business with the Company, the Company's business would be adversely affected. Some of the Company's key customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of such customer's new products and continuing availability of financing. To the extent that the Company's customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company would likely be adversely affected.

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

The Company's ability to increase its revenues and profits is dependent upon its ability to retain existing customers and obtain new customers. The Company competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and a more established reputation than the Company. The Company's ability to compete successfully in this industry depends, in part, upon the price at which the Company is willing to manufacture a proposed product and the quality of the Company's design and manufacturing services. There is no assurance that the Company will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent the Company from achieving its desired growth.

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

The operations and success of the Company depend, in part, upon the experience and knowledge of W. Kirk Hankins, the Company's Chief Executive Officer, and Lorin E. Krueger, the Company's President and Chief Operating Officer. The loss of either Mr. Hankins or Mr. Krueger would have a material adverse effect on the Company.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a)      The exhibit to this report is:
         27.1 Financial Data Schedule (included in electronic versions only).

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WINLAND ELECTRONICS, INC.
                                   ("Company")



Dated: November 13, 2000         /s/ W. Kirk Hankins
                                 W. Kirk Hankins, Chairman and Chief
                                 Executive Officer (Principal Executive
                                 Officer)


                                 /s/ Jennifer A. Thompson
                                 Jennifer A. Thompson, V.P. of Financial
                                 Operations (Principal Financial and Accounting Officer)