Form 10KSB40
period 2000-12-31
WINLAND ELECTRONICS INC
filed 2001-03-26
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000	Commission File No.: 0-18393

WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/  No /  /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  / X /

Issuer’s revenues for fiscal year ended December 31, 2000: $ 19,500,336.

The aggregate market value of the Common Stock held by non-affiliates as of March 7, 2001 was approximately  $4,428,000 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 2,952,313 shares of Common Stock, $.01 par value, outstanding as of March 7,  2001.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23:  Portions of the Company’s Proxy Statement for its 2001 Annual Meeting are incorporated by reference into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes  /  /  No  / X /

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the “Company”) was incorporated as a Minnesota corporation in October 1972.  The Company designs and manufactures custom electronic controls and assemblies primarily for OEM customers.  Revenues from OEM customers provided 85% of the Company’s total revenue in 2000.  The Company provides controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain its presence in the security/industrial markets with the sales of its own line of proprietary environmental security products.

PRODUCTS

The Company designs, produces and distributes products in two product categories defined as “Electronic Controls and Assemblies for OEM Customers” and “Proprietary Products and Services”, primarily for the Security/Industrial markets.

Electronic Controls and Assemblies for OEM Customers:  The Company designs and manufactures custom electronic controls and assemblies for several OEM customers. The Company responds to OEM customer needs by providing a mix of value-added services that complement the Company’s contract manufacturing work. The services provided include product design, value engineering, manufacturing engineering, testing, out-of-warranty repair, shipping, and warehousing. These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty.  Current OEM customers include Select Comfort Corporation, Johnson Outdoors Inc., CIC Systems, Inc., Scotsman Industries, Inc., and PeopleNet Communications Corporation. Although the Company has in place several purchase orders from OEM customers which are scheduled to be fulfilled in 2001, these customers may terminate their relationship with the Company at any time.  There is no assurance that the Company will continue to be engaged by any of these customers.  Sales to OEM customers accounted for 85% and 87% of the Company’s total sales during 2000 and 1999, respectively.

Proprietary Products: The Company’s proprietary products include an established family of environmental security products, a line of DC motor controllers that can be customized to meet customer requirements, and the SatSource™ GPS antenna product line that provides both standard and custom solutions for users of global positioning systems technology.  The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures.  The Company’s  “ALERT” series of products may be hooked up to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions.  Proprietary product sales accounted for 15% and 13% of the Company’s total sales for 2000 and 1999, respectively.

Marketing and Distribution:

The Company markets its design and manufacturing services to prospective OEM customers primarily through in-house sales and marketing efforts and referrals from existing customers, suppliers and electronic design firms.  One of the Company’s key marketing objectives is to form long-term business relationships with OEM customers by working to develop a degree of  technological interdependence between itself and the customer. With this in mind, the Company has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs.  The Company plans to achieve continued growth in OEM sales by responding to customer needs with exceptional service, technical expertise, and continuing to deliver quality, cost-effective controls and assemblies to its OEM customers.

The Company markets its proprietary, security/industrial products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions.  Currently, the Company sells these products through a distribution network of over 350 locations in the United States, Canada, Mexico, and Europe.

Source of Materials:

Raw material components and some subassemblies are purchased from outside vendors, qualified through a vendor qualification process and inspected in accordance with Company inspection policies before being incorporated into products.   Certain purchased components and subassemblies are manufactured to design specifications furnished by the Company, while others are standard off-the-shelf items.  The Company utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications.  If the Company loses one or more of its major components suppliers and needs to seek alternative suppliers, some delay and possible additional costs may be incurred while obtaining alternative sources.

In addition to manufacturing its own products, the Company has contracted with companies in the United States and foreign countries to provide both finished goods assemblies and component assemblies designed to the Company’s specifications.  Although alternative sources for such items may be found, if the Company were to lose one or more of these suppliers, some delay and additional costs may be incurred while obtaining alternative sources.

Patents, Trademarks and Licenses:

The Company holds federal trademark registrations for marks used in the Company’s business as follows:  WATERBUG, TEMP ALERT and ENVIRONMENTAL SECURITY.

Seasonality and Working Capital:

Due to the diversity of the Company’s customer mix, the Company’s business and working capital needs are not seasonal.  Changes in the types of products produced for significant OEM customers could materially affect the seasonality of the Company’s business in subsequent years.

Significant Customers:

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial.  Due to the nature of the Company’s contract manufacturing relationships, there is a significant degree of dependence between these customers and the Company.  As a group, customers whose individual revenues equaled or exceeded 10% of the Company’s net sales revenues were responsible for net sales of $14.1 million, or 72% of total net sales, in 2000 and net sales of $14.6 million, or 74% of total net sales, in 1999.

Select Comfort Corporation has been one of the Company’s most significant customers during both 2000 and 1999, with sales of 32% and 36% of the Company’s net sales in 2000 and 1999, respectively.  Select Comfort is a Minnesota based air-sleep system manufacturer in the bedding industry. The design and manufacturing services provided to Johnson Outdoors Inc. accounted for 17% and 16% of the Company’s net sales during 2000 and 1999, respectively.  Johnson Outdoors is a Wisconsin based manufacturer of recreational products.  The design and manufacture services provided to PeopleNet Communications Corporation accounted for 23% and 22% of the Company’s net sales during 2000 and 1999, respectively.  PeopleNet Communications is a Minnesota based manufacturer of a locating and mobile communications system for the long-haul and short-haul transportation industry.

Competition:

The Company’s business includes the design and manufacturing of electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. Among the security/industrial products, competition has increased in the last two years as additional companies have introduced competing products.  The Company believes, however, that its products offer desirable features at competitive prices.  Significant competitive factors in the market for security/industrial products include product effectiveness and features, price, reliability and company reputation.  The Company believes that it competes favorably with respect to product effectiveness, features, price and reliability.  However, given the Company’s size and relatively small presence in this market, many of the Company’s competitors have an advantage by being larger, better-known and better-financed.

The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally.  To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced design production and test equipment.  The Company has been working to position itself as a full service solution to its contract design and manufacture customers.  Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, and company reputation.  The Company believes that it competes favorably with respect to development and design expertise and quality of manufacturing.  The Company’s foreign competitors are often more aggressive in pricing their services, and many of the Company’s competitors have greater capacity, and are better-known and better-financed than the Company.

Research and Development:

Throughout 2000, the Company has continued to position itself as a full-service solution to its OEM customers by offering varied design technologies including, wireless communications, GPS (global positioning systems), and embedded software design for control systems.  The Company has a strong research and development department that has the ability to service most of the customers’ engineering requirements, including complete new product design, value engineering, and redesign of existing products.  The Company has continued to expand its engineering staff and equipment with advances in wireless communication, design and expansion of its software development and advanced test system design staff. The Company spent $1,045,773 or 5.4% of net sales for research and development expenses for the year ended December 31, 2000, compared to $835,577 or 4.2% of net sales for 1999.

Effect on Environmental Regulations:

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Foreign Operations and Export Sales:

In 2000, the Company derived less than 1% of its revenues from sales outside the United States compared to over 3% for 1999.

Personnel:

At December 31, 2000, the Company had 118 employees (116 full-time and two part-time).  The Company also extensively uses temporary labor services for peak production purposes.  The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota.  The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company.   Management believes that, with the completion of a 5000 square foot addition in mid-year 1999, the facility adequately supports the Company’s present and near future operations.  Management believes its property is adequately covered by insurance.  The Company’s office and manufacturing facility are subject to mortgages securing an aggregate amount of debt which was equal to $1,702,380 as of December 31, 2000.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 27, 2000, the Company’s Common Stock was listed on the American Stock Exchange (“AMEX”) under the symbol WEX.  Prior to being listed on AMEX, the Company’s Common Stock was traded on the Nasdaq SmallCap Market under the symbol WLET. The following table sets forth the high and the low bid quotations, as reported by the Nasdaq SmallCap Market through January 27, 2000 and as reported by AMEX thereafter.  The bid quotations represent interdealer prices and do not include retail markets mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended
December 31, 2000	Low	High
First Quarter	2 1/4	3 5/8
Second Quarter	1 7/8	3 3/16
Third Quarter	1 7/8	2 7/8
Fourth Quarter	1 7/8	2 1/2

Fiscal Year Ended
December 31, 1999	Low	High
First Quarter	2 5/16	3 3/32
Second Quarter	2 1/8	4
Third Quarter	2 3/32	2 7/8
Fourth Quarter	1 7/8	2 1/2

On March 7,  2001, the fair market value of the Company’s Common Stock was $1.50, based on the closing sale price quoted by AMEX on that date.  As of December 31, 2000, the Company had approximately 477 shareholders of record.

The Company has never paid cash dividends on its Common Stock.  The Board of Directors presently intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends on Common Stock in the foreseeable future.  Any future determinations as to the payment of dividends will depend on the financial condition of the Company and such other factors as are deemed relevant by the Board of Directors.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS – 2000 vs. 1999

Net Sales: Net sales decreased 1.8% to $19,500,336 for the year ended December 31, 2000, compared to sales of $19,863,703 for 1999. The reduction in net sales for 2000 from 1999 is attributed to decreased sales to OEM customers, offset in part by increased sales of the Company’s proprietary products, including sales of the new DC motor controllers and the SatSource™ GPS antenna product line.

Major OEM customers have given the Company purchase orders and forecasts for delivery in 2001 having an aggregate value in excess of $11 million.  These orders and forecasts are at various stages of completion.  The Company also has several smaller agreements with various OEM customers to be fulfilled in 2001.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The loss of any major OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term, results.

Gross Profits: Gross profit was $2,940,925 or 15.1% of net sales for the year ended December 31, 2000, compared to $3,885,982 or 19.6% of net sales for the same period in 1999.  As a percentage of net sales, gross profits decreased 4.5% for the year ended December 31, 2000 compared to 1999.  The decline in gross profit is primarily attributed to increased salaries and wage expenses and the related employee benefits incurred to support the originally anticipated increase in sales for the year. Since these sales did not occur in 2000, the predominately fixed overhead was absorbed by fewer sales thereby creating lower profit margins.  Gross profit was also impacted by increased raw material cost, write off of obsolete inventory, increased depreciation expense, and labor inefficiencies associated with set up and tear down on smaller production runs caused by key component shortages. The Company also experienced some manufacturing difficulties, due to materials and workmanship, which caused rework at various stages of production.   In addition, the decline in gross profit margins on OEM customers is partially attributed to the introduction of new products and re-pricing with reduced profit margins, necessary to remain competitive.  To a lesser degree, the Company also experienced slightly decreased profit margins on the security/industrial product line, partially due to a volume rebate program initiated in 2000 to its largest distributor.

Operating Expenses:  General and administrative expense was $1,412,967 or 7.2% of net sales for the year ended December 31, 2000, compared to $1,344,714 or 6.7% of net sales for the same period in 1999. The increased general and administrative expenses are attributable, in part, to increased professional fees, group insurance, 401(k) expenses, telephone expense, public relations, board of director expenses and additional compensation expense related to the addition of a Vice President of Financial Operations during the third quarter of 2000.  The increased expenses are partially offset by reductions in bonuses, travel, sales and use tax, and supplies expense.

Marketing and customer relations expense was $589,647 or 3.0% of net sales for the year ended December 31, 2000, compared to $405,914 or 2.0% of net sales for the same period in 1999.  The increase in marketing and customer relations expense for 2000 is attributed to the additional customer service staffing, and costs associated with increased trade show attendance and the redesign and production of promotional materials.

The Company continues to direct marketing efforts to secure new OEM customers, as well as to promote the new DC motor controller product line and the SatSource GPS antenna product line.   The Company continues to promote its proprietary security/industrial products, as well as working to develop and maintain long-term business partnerships with OEM customers.

The Company continues to upgrade its website in order to aid in the achievement of marketing efforts worldwide.  The Company has been researching the addition of e-commerce capabilities to the website in 2000, and plans to add on-line order entry to its existing on-line product review in 2001.

Research and development expense was $1,045,773 or 5.4% of net sales for the year ended December 31, 2000, compared to $835,577 or 4.2% of net sales for 1999. The increased research and development expense was primarily due to the addition of technical staff in the areas of design engineering, drafting and printed circuit board layout, as well as increased depreciation expense related to the purchase of additional test and development equipment.  The Company believes these investments will help expand the Company’s engineering capabilities in order to meet the needs of existing and new OEM customers, and will aid with the development of new proprietary products.

Interest Expense:  Interest expense was $485,816 or 2.5% of net sales for the year ended December 31, 2000, compared to $413,216 or 2.1% of net sales for 1999.  The increase in interest is primarily attributed to increased borrowing and increased interest rates on the revolving line of credit, offset in part by reduced levels of debt outstanding associated with capital equipment leases and other long-term debt for the majority of the year.

Net Income:  The Company reported a net loss of $309,523 or an $0.11 loss per diluted share for the year ended December 31, 2000, compared to net income of $680,919 or $0.23 per diluted share for 1999.  The net loss for the year is primarily attributed to the reduction of gross profits and increased costs throughout the organization incurred in building an infrastructure to support anticipated increases in sales.

RESULTS OF OPERATIONS – 1999 vs. 1998

Net Sales:  Net sales increased 9.3% to $19,863,703 for the year ended December 31, 1999, compared to  $18,175,509 for 1998.  The growth in net sales is attributed to both increased sales to new and existing OEM customers as well as increased sales of  security/industrial products for 1999 over 1998.

The Company has continued to position itself as a full service designer and manufacturing of custom controls and assemblies for OEM customers.

Gross Profits:  Gross profit was $3,885,982 or 19.6% of net sales for the year ended December 31 1999, compared to $3,920,360 or 21.6% of net sales for the same period in 1998.  As a percentage of net sales, gross profit declined 2% for the year ended December 31, 1999 compared to 1998.  The decline in gross profit is primarily attributed to the sales mix and sales levels during 1999, as they relate to the fixed manufacturing costs.  Some of the increased fixed costs relate to indirect costs incurred for Y2K readiness, additional staffing in the manufacturing area needed to support increased production levels, as well as additional costs associated with the purchase of manufacturing and test equipment to increase the speed and reliability of in-process and final product testing: as well as direct and indirect costs associated with ISO 9001 registration achieved 1999. To a lesser degree, the Company also experienced some loss of efficiencies due to the introduction of new people and processes related to new customer products.

Operating Expenses:  General and administrative expense was $1,344,714 or 6.7% of net sales for the year ended December 31, 1999, compared to $1,449,376 or 8.0% of net sales for the same period in 1998.  The decline in general and administrative expense as a percentage of net sales is primarily attributed to reduced bonus allowances, reduced bad debt expense and public relations expense, offset in part by increased costs associated with Y2K readiness, additional expenses associated with completion of a 5,000 square foot addition to the current facility, increased professional fees, increased staff expenses needed to support the growth of the organization, and to aid in ISO 9001 registration and continued monitoring to ensure compliance with certification requirements.

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

Interest Expense:  Interest expense was $413,216 or 2.1% of net sales for the year ended December 31, 1999, compared to $534,127 or 2.9% of net sales for 1998.  The reduction in interest is primarily attributed to reduced levels of debt outstanding on the working capital line of credit for 1999 compared to 1998.  The interest rate on the line of credit was reduced from one-half of one percent over the prime rate to the prime rate in late 1998, which had an impact on the interest expense as well.

Net Income:  The Company reported net income of $680,919 or $0.23 per diluted share for the year ended December 31, 1999, compared to net income of $855,595 or $0.29 per diluted share for 1998.  In 1998, the Company used its remaining net operating loss tax credit carry forwards, and as a result, incurred substantially more income tax expense for 1999 compared to 1998.  Other contributing factors to the decline in net income for 1999 were a reduction of gross profits, offset in part by a decline in other income and expense compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities, primarily to fund the build up of inventory and accounts receivable, was $1,501,570 in 2000, compared to cash provided by operating activities of $1,497,408 in 1999.  Increased borrowing on the revolving line of credit was used to fund operating activities,  purchase equipment and reduce debt on long term borrowings and capital leases.

The current ratio on December 31, 2000 was 1.3 to 1, compared to 1.7 to 1 on December 31, 1999.  Working capital equaled $2,074,820 on December 31, 2000, compared to $2,501,493 on December 31, 1999.  The decrease in working capital primarily reflects increases in the revolving line of credit balances, accounts payable, and is offset in part by increases in accounts receivable, inventory levels and income taxes receivable at year end.

The Company has a $4,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through August 2001.  Interest on advances is at the bank’s reference rate (9.5 percent at December 31, 2000) and is due monthly.   Advances outstanding on the revolving line-of-credit agreement at December 31, 2000 and 1999, were $3,924,501 and $1,518,501, respectively.    Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of eligible inventory plus 25 percent of work in process.  In addition, the agreement contains certain reporting and operating covenants.  The Company was in violation of certain covenants at December 31, 2000, which were subsequently waived by the bank.

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect, “ “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to the Company’s growth strategies, financial results, product development and sales efforts.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.  As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

The Company derives a significant portion of its revenues from a small number of major OEM customers which are not subject to any long-term contracts with the Company.  If any major customer should for any reason decrease the volume of their business or stop doing business with the Company, the Company’s business would be adversely affected.   Some of the Company’s key customers are not large, well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing.  To the extent that the Company’s customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

The Company’s ability to increase revenues and profits is dependent upon its ability to retain existing customers and obtain new customers.  The Company competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and more established reputations.  The Company’s ability to compete successfully in this industry depends, in part, upon the price at which the Company is willing to manufacture a proposed product and the quality of the Company’s design and manufacturing services.  There is no assurance that the Company will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent the Company from achieving the growth it anticipates.

The operations and success of the Company depend, in part, upon the experience and knowledge of  W. Kirk Hankins, the Company’s Chief Executive Officer and Lorin E. Krueger, the Company’s President and Chief Operating Officer.  The loss of either Mr. Hankins or Mr. Krueger would have a temporary material adverse effect on the Company.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are at the pages set forth below:

Independent Auditor’s Report dated January 25, 2001 (February 22, 2001, as to the second paragraph of Note 3) for Years ended December 31, 2000 and 1999

Balance Sheets as of December 31, 2000 and 1999

Statements of Income for Years Ended December 31, 2000 and 1999

Statements of Changes in Stockholders’ Equity for Years Ended December 31, 2000 and 1999

Statements of Cash Flows for Years Ended December 31, 2000 and 1999

Notes to Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc., as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
January 25, 2001 (February 22, 2001, as to the
second paragraph of Note 3)

WINLAND ELECTRONICS, INC.

BALANCE SHEETS
December 31, 2000 and 1999

ASSETS (Note 3)	2000	1999
Current Assets
Cash	$38,961	$40,017
Accounts receivable, less allowance for doubtful accounts of $10,000 in 2000; $4,000 in 1999 (Note 9)	3,435,030	2,531,872
Income tax receivable (Note 6)	127,252	19,000
Inventories (Note 2)	5,270,029	3,453,778
Prepaid expenses and other assets	56,599	58,591
Deferred taxes (Note 6)	244,100	112,800
Total current assets	9,171,971	6,216,058

Other Assets
Patents and trademarks, net of accumulated amortization of $31,741 in 2000; $30,269 in 1999	2,498	3,971

Property and Equipment, at cost (Note 4)
Land and land improvements	272,901	272,901
Building	2,983,586	2,980,268
Machinery and equipment	3,778,392	3,234,166
Data processing equipment	1,277,413	1,305,425
Office furniture and equipment	351,960	367,898
Total property and equipment	8,664,252	8,160,658

Less accumulated depreciation	3,131,612	2,522,088
Net property and equipment	5,532,640	5,638,570
Total assets	$14,707,109	$11,858,599

See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999
Current Liabilities
Note payable to bank (Note 3)	$3,924,501	$1,518,501
Current maturities of long-term debt	713,845	656,671
Accounts payable	2,107,319	1,091,964
Accrued expenses:
Compensation	225,767	337,846
Other	125,719	109,583
Total current liabilities	7,097,151	3,714,565

Deferred Revenue (Note 5)	195,238	202,161
Long-Term Debt, less current maturities (Notes 3 and 4)	2,924,885	3,238,995
Deferred Taxes (Note 6)	189,300	166,000
Total long-term liabilities	3,309,423	3,607,156
Total liabilities	10,406,574	7,321,721

Commitments and Contingencies (Note 4)

Stockholders' Equity (Notes 7 and 8)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 2,952,313 shares in 2000 and 2,901,620 shares in 1999	29,523	29,016
Additional paid-in capital	2,242,423	2,169,750
Retained earnings	2,028,589	2,338,112
Total stockholders' equity	4,300,535	4,536,878
Total liabilities and stockholders' equity	$14,707,109	$11,858,599

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME
Years Ended December 31, 2000 and 1999

	2000	1999
Net sales (Note 9)	$ 19,500,336	$ 19,863,703
Cost of sales	16,559,411	15,977,721
Gross profit	2,940,925	3,885,982

Operating expenses:
General and administrative	1,412,967	1,344,714
Research and development	1,045,773	835,577
Marketing	589,647	405,914
	3,048,387	2,586,205

Operating income (loss)	(107,462)	1,299,777

Other income (expenses):
Interest expense	(485,816)	(413,216)
Interest income	75,352	77,983
Other, net	42,603	44,375
	(367,861)	(290,858)

Income (loss) before income taxes	(475,323)	1,008,919

Income tax expense (benefit) (Note 6)	(165,800)	328,000
Net income (loss)	$ (309,523)	$ 680,919

Earnings (loss) per share data:
Basic	$ (0.11)	$ 0.24
Diluted	(0.11)	0.23

Weighted-average number of common shares outstanding:
Basic	2,936,033	2,894,219
Diluted	2,936,033	3,001,247

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance on December 31, 1998	2,886,786	$ 28,867	$ 2,142,008	$ 1,657,193	$ 3,828,068
Issuance of common stock in accordance with employee stock option and purchase plans (Notes 7 and 8)	14,834	149	27,742	-	27,891
Net income	-	-	-	680,919	680,919
Balance on December 31, 1999	2,901,620	29,016	2,169,750	2,338,112	4,536,878
Issuance of common stock in accordance with employee stock option and purchase plans and warrants exercised (Notes 7 and 8)	50,693	507	72,673	-	73,180
Net loss	-	-	-	(309,523)	(309,523)
Balance on December 31, 2000	2,952,313	$ 29,523	$ 2,242,423	$ 2,028,589	$ 4,300,535

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999

	2000	1999
Cash Flows From Operating Activities
Net income (loss)	$ (309,523)	$ 680,919
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	814,147	774,340
Loss on disposal of equipment	14,986	-
Deferred taxes	(108,000)	66,200
Changes in assets and liabilities:
Accounts receivable	(903,158)	(1,911)
Income tax receivable	(108,252)	(19,000)
Inventories	(1,816,251)	310,161
Prepaid expenses	1,992	4,291
Accounts payable	1,015,355	(171,362)
Accrued expenses, including deferred revenue	(102,866)	82,613
Income taxes payable	-	(228,843)
Net cash provided by (used in) operating activities	(1,501,570)	1,497,408

Cash Flows From Investing Activities
Proceeds from disposal of equipment	3,285	-
Purchases of property and equipment	(283,417)	(1,060,971)
Net cash used in investing activities	(280,132)	(1,060,971)

Cash Flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	2,406,000	(110,726)
Proceeds from long-term borrowings	-	513,725
Principal payments on long-term borrowings, including capital lease obligations	(698,534)	(847,966)
Proceeds from issuance of common stock	73,180	27,891
Net cash provided by (used in) financing activities	1,780,646	(417,076)

Net increase (decrease) in cash	(1,056)	19,361

Cash
Beginning of year	40,017	20,656
End of year	$ 38,961	$ 40,017

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$ 482,996	$ 423,166
Income taxes	98,852	510,241

Supplemental Schedule of Noncash Investing and Financing Activities
Capital lease obligations incurred for the use of equipment	$ 441,598	$ 226,785

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: The Company operates in one business segment, which includes the design and manufacture of electronic control devices. Sales are to customers located primarily in the upper Midwest, and credit is granted based upon the credit policies of the Company.

A summary of the Company’s significant accounting policies follows:

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

Revenue recognition: In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 has had no affect on its financial statements. Revenue from product sales is recognized when shipped.

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

Depreciation: It is the Company’s policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets or term of the capital lease, as follows:

Years
Land improvements	17–20
Building	39–40
Machinery and equipment	5–7
Data processing equipment	3–7
Office furniture and equipment	3–7

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

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits, research and development credits, and job credits are accounted for by the flow-through method, whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to the credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

Fair value of financial instruments: In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, management estimates that the carrying value of long-term debt approximates fair value, estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of all other financial instruments approximates fair value due to the short-term nature of the instruments.

Earnings per share: Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares.

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 7). For 2000, these options and warrants were not included in the computation of diluted earnings per share because the Company has incurred a loss for the period. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same for 2000.

Research and development expense:  The Company expenses research and development costs as incurred. Research and development expenses of $1,045,773 and $835,577 were charged to operations during the years ended December 31, 2000 and 1999, respectively.

Note 2.	Inventories

The components of inventories at December 31, 2000 and 1999, are as follows:

	December 31
	2000	1999
Raw materials	$ 4,713,476	$ 2,713,671
Work in progress	288,991	358,956
Finished goods	319,562	421,289
Obsolescence reserve	(52,000)	(40,138)
Total	$ 5,270,029	$ 3,453,778

Note 3.	Financing Arrangement and Long-Term Debt

Financing arrangement: The Company has a $4,500,000 revolving line-of-credit agreement through August 2001. Interest on advances is at the bank’s reference rate (9.5 percent at December 31, 2000) and is due monthly. Advances outstanding on the revolving line-of-credit agreement at December 31, 2000 and 1999, were $3,924,501 and $1,518,501, respectively.

Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of eligible inventories plus 25 percent of work in process. In addition, the agreement contains certain reporting and operating covenants. The Company was in violation of certain covenants at December 31, 2000, which were subsequently waived by the bank.

Long-term debt: The following is a summary of long-term debt:

	December 31
	2000	1999
6.941% note payable, due in monthly installments of $15,221, including interest, to January 1, 2005, when the remaining balance	$1,228,072	$1,321,914
4% note payable, due in monthly installments of $3,698, including interest, to January 1, 2005, when the remaining balance is payable, secured by property and equipment	337,547	367,768
Note payable in monthly installments of $8,334, plus interest at prime plus 0.75%, to October 2001, secured by accounts receivable	83,286	183,308

	December 31
	2000	1999
8.25% note payable, due in monthly installments of $5,150, including interest, to September 2004, secured by equipment	507,051	525,527
6% note payable, due in monthly installments of $1,665, including interest, to November 2009, secured by building	136,761	150,000
Capital lease obligations, due in various monthly installments, with interest ranging from 7.24% to 10.04%, to November 2006, secured by equipment	1,346,013	1,325,336
Other	-	21,813
	3,638,730	3,895,666

Less current maturities	713,845	656,671
Total long-term debt	$2,924,885	$3,238,995

Approximate maturities of long-term debt for years subsequent to December 31, 2000, are as follows:

2001	$ 714,000
2002	469,000
2003	392,000
2004	416,000
2005	295,000
Thereafter	1,353,000
Total	$ 3,639,000

Note 4.	Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2000 and 1999, are as follows:

	2000	1999
Cost	$ 2,898,400	$ 2,489,281
Accumulated depreciation	1,397,125	1,084,803
Net leased property under capital leases	$ 1,501,275	$ 1,404,478

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2000, are as follows:

2001	$ 562,000
2002	355,000
2003	243,000
2004	250,000
2005	93,000
Thereafter	87,000
Total minimum lease payments	1,590,000

Less amount representing interest	244,000
Present value of net minimum lease payments (included in long-term debt)	$ 1,346,000

Operating leases:  The Company leases certain equipment and vehicles under noncancelable operating leases through September 2003. The Company is responsible for all repairs and maintenance, insurance, and other related expenses in connection with these leases.

Rental and other related expenses for the above leases for the years ended December 31, 2000 and 1999, were approximately $150,000 and $126,000, respectively.

Approximate minimum future annual lease payments under these leases as of December 31, 2000, are as follows:

Years ending December 31:
2001	$ 71,000
2002	23,000
2003	12,000
$ 106,000

Note 5.	Deferred Revenue

During 1994, the Company and the city of Mankato entered into a tax increment financing agreement for the construction of the Company’s operating facility. In connection with this agreement, the city donated land improvements with a fair value of $270,009. The fair value of land improvements donated was accounted for as deferred revenue and is being amortized over 39 years, which is the life of the building.

Note 6.	Income Taxes

Components of the provision for (benefits of) income taxes are as follows:

	December 31
	2000	1999
Currently (refundable) payable	$ (57,800)	$ 261,800
Deferred	(108,000)	66,200
	$ (165,800)	$ 328,000

The statutory income tax rate reconciliation to effective rate is as follows:

	December 31
	2000	1999
Statutory U.S. income tax rate	(35) %	35%
State taxes, net of federal tax effect	(1)	3
Tax benefit of NOL and credit carryforwards	(6)	-
Research and development tax credit	(9)	(2)
Utilization of federal NOL carryback	15	-
Other	1	(3)
Effective income tax rate	(35) %	33%

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2000 and 1999:

	December 31
	2000	1999
Deferred tax assets:
Inventory	$ 82,600	$ 55,000
Allowance for doubtful accounts	3,700	1,000
NOL carryforwards and tax credits	89,100	1,200
Other	68,700	55,600
Deferred tax assets	244,100	112,800

Deferred tax liabilities:
Property and equipment	189,300	166,000
Net deferred tax assets (liabilities)	$ 54,800	$ (53,200)

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying balance sheets at December 31, 2000 and 1999, as follows:

	December 31
	2000	1999
Current assets	$244,100	$112,800
Noncurrent liabilities	(189,300)	(166,000)

At December 31, 2000, the Company has state net operating loss carryforwards of approximately $307,000. These carryforwards expire in 2016. In addition, the Company has approximately $57,000 of tax credits that expire in 2021.

Note 7.	Stock-Based Compensation Plans

Stock option plan: The Company has reserved 750,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire over the terms of the options, generally five years after the date of grant, unless an earlier expiration date is set at the time of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s earnings and earnings per share would have changed to the pro forma amounts indicated below:

	December 31
	2000	1999
Net income (loss)—as reported	$ (309,523)	$ 680,919
Net income (loss)—pro forma	(359,096)	582,672
Net income (loss) per share, basic—as reported	(0.11)	0.24
Net income (loss) per share, diluted—as reported	(0.11)	0.23
Net income (loss) per share, basic—pro forma	(0.12)	0.20
Net income (loss) per share, diluted—pro forma	(0.12)	0.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999:

	December 31
	2000	1999
Expected life of options	3 years	3 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	60.9%	63.8%
Risk-free interest rate	5.2%	6.2%

The pro forma effect on earnings in 2000 and 1999 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Additional information relating to all outstanding options as of December 31, 2000 and 1999, is as follows:

	2000		1999
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of year	427,000	$1.98	370,000	$1.89
Exercised	(62,000)	1.84	(9,000)	1.78
Expired	(62,000)	1.84	(2,000)	1.75
Granted	120,000	2.26	68,000	2.46
Options outstanding, end of year	423,000	$2.10	427,000	$1.98
Weighted-average fair value of options granted during the year, computed using the Black- Scholes option pricing model		$1.02		$1.20

Options exercised in 2000 were done on a cashless basis, resulting in the issuance of only 13,955 shares of common stock.

The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.75	180,000	1.9	$ 1.75	122,150	$ 1.75
$1.875 to $2.063	90,000	1.3	1.99	28,950	1.95
$2.25 to $2.938	153,000	3.9	2.59	75,000	2.65
	423,000		$ 2.10	226,100	$ 2.07

At December 31, 1999, there were 286,500 options exercisable at a weighted-average exercise price of $2.02.

At December 31, 1999, the Company also had outstanding warrants to purchase 37,000 shares of common stock. In 2000, 28,212 warrants were exercised at $2.20 per share, and 8,788 warrants expired.

Note 8.	Employee Benefit Plans

Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions up to 15 percent of their eligible compensation. The plan also provides for a company-sponsored match to be determined each year by the Board of Directors. The Company contributed approximately $79,400 and $76,000 to the plan for the years ended December 31, 2000 and 1999, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2000 and 1999.

Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, up to 15 percent of eligible compensation. The plan is carried out in two annual six-month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires December 31, 2002. A total of 100,000 shares were originally available for purchase under the plan. There were 8,526 and 5,834 shares purchased under the plan for the years ended December 31, 2000 and 1999, respectively.

Note 9.	Major Customers, International Sales, and Enterprisewide Disclosures

Major customers:  The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2000 and 1999, as follows:

	2000	1999
Sales percentage:
Customer A	32%	36%
Customer B	23%	22%
Customer C	17%	16%
Accounts receivable percentage at December 31:
Customer A	21%	38%
Customer B	35%	17%
Customer C	10%	15%

International sales: Export sales to international customers for 2000 and 1999 were approximately $256,000 and $613,000, respectively. Accounts receivable from international customers were approximately $20,000 and $50,000 at December 31, 2000 and 1999, respectively.

Enterprisewide disclosures:  The following table presents revenue from external customers for each of the Company’s groups of products and services:

	2000	1999
Proprietary microprocessor and mechanically controlled sensors and alarms	$2,934,700	$2,576,600
Electronic controls and assemblies for OEM customers	16,565,600	17,287,100
	$19,500,300	$19,863,700

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the directors and executive officers of the Company is incorporated by reference to the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders under the captions “Election of Directors” and “Executive Officers of the Company.”

The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Compliance with Section 16(a) of the Exchange Act.”

ITEM 10.	EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its 2001 Annual Meeting of  Shareholders under the caption “Certain Transactions.”

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8–K

EXHIBITS.

The following Exhibits are included in this report:  See “Exhibit Index to Form 10-KSB” immediately following the signature page of this Form 10–KSB.

REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000; however, the Company filed a Form 8-K as of March 5, 2001 to report the amendment of its Bylaws regarding shareholder proposals and nominations.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Dated: March 19, 2001	/s/ W. Kirk Hankins
W. Kirk Hankins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints W. Kirk Hankins and Lorin E. Krueger as his true and lawful attorneys–in–fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10–KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys–in–fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys–in–fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ W. Kirk Hankins W. Kirk Hankins, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2001

/s/ Lorin E. Krueger Lorin E. Krueger, President, Chief Operating Officer and Director	March 13, 2001

/s/ Jennifer A. Thompson Jennifer A. Thompson, Vice President of Financial Operations (Principal Financial Officer and Principal Accounting Officer)	March 8, 2001

/s/ Kirk P. Hankins Kirk P. Hankins, Vice President of Marketing and Director	March 13, 2001

/s/ S. Robert Dessalet S. Robert Dessalet, Director	March 15, 2001

/s/ Thomas J. de Petra Thomas J. de Petra, Director	March 20, 2001

/s/ David L. Ewert David L. Ewert, Director	March 14, 2001

/s/ James P. Legus James P. Legus, Director	March 14, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended	Commission File No. 0-18393
December 31, 2000

WINLAND ELECTRONICS, INC.

Exhibit Number	Item

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10–KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33–31246)

10.1	Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.2	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1993)**

10.3	Form of Incentive Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.4	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan dated December 22, 1994 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1994)**

10.5	Form of Nonqualified Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.6	Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.7	Employment Agreement dated January 1, 1999 between the Company and W. Kirk Hankins (Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.8	Employment Agreement dated January 1, 1999 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.9	Employment Agreement dated January 1, 1999 between the Company and Kirk P. Hankins (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.10	Employment Agreement dated January 1, 1999 between the Company and Kimberly E. Kleinow (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.11	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1997)**

10.12	Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 1997)**

10.13	Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**
10.14	Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.15	1999 Bonus Plan (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.16	Term Loan and Credit Agreement dated as of July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South), First Amendment dated October 23, 1998 and Second Amendment dated September 29, 1999 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.17	Revolving Note dated September 29, 1999 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)-(Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.18	Term Note dated September 29, 1999 in the principal amount of $530,052.64 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)-(Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.19	Mortgage in the amount of $57,725 dated May 7, 1996 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) and Note and Mortgage Modification Agreement dated July 31, 1998 and Mortgage Modification Agreement dated September 29, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.20	Mortgage Loan Agreement dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.21	Promissory Note dated October 6, 1999 in the principal amount of $150,000 in favor of the City of Mankato (Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.22	Agreement for Loan of Minnesota Investment Fund dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.23	Agreement for Loan of Small Cities Development Program Funds dated December 14, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.24	Promissory Note dated December 14, 1999 in the principal amount of $1,321,913.59 in favor of the City of Mankato (Incorporated by reference to Exhibit 10.24 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.25*	Revolving Note dated September 26, 2000 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)

10.26*	Third Amendment dated September 26, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)

10.27*	Second Revolving Note dated November 27, 2000 in the principal amount of $1,000,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)

10.28*	Fourth Amendment dated November 27, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)

23.1*	Consent of McGladrey & Pullen, LLP.

24.1*	Power of Attorney for W. Kirk Hankins, Lorin E. Krueger, Jennifer A. Thompson, Kirk P. Hankins, S. Robert Dessalet, Thomas J. de Petra, David L. Ewert, and James P. Legus (included on signature page of this form 10-KSB)

*  Filed herewith.

**  Management agreement or compensatory plan or arrangement.