Form 10KSB40/A
period 2000-12-31
WINLAND ELECTRONICS INC
filed 2001-04-26
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-KSB/A-1

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

Transitional Small Business Disclosure Format (check one)   Yes           No   X

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

             The names of the directors of the Company and other information with respect to the directors are set forth below:

Name and Age of Director/Nominee	Age	Current Position with the Company	Director Since
W. Kirk Hankins	73	Chairman of the Board and Chief Executive Officer	1983
Lorin E Krueger	45	President, Chief Operating Officer, Secretary and Director	1978
Kirk P. Hankins	39	Vice President of Sales and Marketing and Director	1990
S. Robert Dessalet	68	Director	1985
Thomas J. de Petra	55	Director	1994
David L. Ewert	50	Director	1998
James P. Legus	60	Director	2000

             W. Kirk Hankins has served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company since December 1983.  Mr. Hankins also served as President of the Company from April 1985 until January 1999.  Mr. Hankins served as President, Chairman and Chief Financial Officer of Playtronics Corporation from 1985 until March 1990, when Playtronics merged into the Company.  He was Associate Professor of Accounting at Mankato State University and owner and operator of a management consulting firm from 1976 to 1984.  W. Kirk Hankins is the father of Kirk P. Hankins, a director and Vice President of Marketing, and Kimberley E. Kleinow, Vice President of Procurement and Materials.

             Lorin E. Krueger has served as President and Chief Operating Officer of the Company since January 1999 and as Secretary of the Company since 1983.  Mr. Krueger served as Senior Vice President of Operations of the Company from March 1987 until January 1999.  Mr. Krueger has been an employee of the Company since 1976 and served as its Vice President from January 1977 to March 1987.

             Kirk P. Hankins has served as Vice President of Sales and Marketing of the Company since April 1989.  Mr. Hankins served as Secretary of Playtronics from October 1985 until March 1990, when Playtronics merged into the Company, and as Vice President of Playtronics from October 1985 until April 1989.  From 1984 to 1985, Mr. Hankins was the Marketing Manager of the Company.  Kirk P. Hankins is the son of W. Kirk Hankins, Chairman, Chief Executive Officer and Chief Financial Officer, and the brother of Kimberley E. Kleinow, Vice President of Procurement and Materials.

             S. Robert Dessalet, CPA, has been a self-employed business consultant since August 2000.  He served as Director of Marketing of RJ Morse Enterprises, Inc., a precision machining company, from November 1999 to July 2000.  Mr. Dessalet was self-employed as a management consultant January 1997 to November 1999.  From September 1996 to January 1997, he served as Vice President-Finance and Administration of Rimage Corporation, a manufacturer of computer software duplication and finishing systems after the merger of Rimage Corporation and Dunhill Software Services, Inc.  He served as Vice President-Finance and Administration of Dunhill Software Services, Inc., a software duplication company, from May 1994 to September 1995.  Mr. Dessalet was a consultant for Dessalet & Associates, a business consulting firm, from January 1993 to May 1994.  He was employed by National Poly Products, Inc., a producer of polyethylene packaging film in Mankato, Minnesota, from June 1968 to January 1993 in various capacities including Chief Financial Officer.

             Thomas J. de Petra has been self-employed as a management consultant since June 1999.  From August 1998 to June 1999, he served as Chief Operating Officer of International Concept Development, Inc., a restaurant and hotel developer.  From October 1997 to August 1998, Mr. de Petra served as Chief Operating Officer of Illuminated Media Inc., an advertising company.  From February 1996 to June 1997, Mr. de Petra served as Chief Executive Officer of Nortech Forest Technologies, Inc., continuing to provide services as a consultant until October 1997.  Mr. de Petra was a management consultant from June 1993 to February 1996, and he was Chief Information Officer of IDC Holdings, Ltd. from June 1993 to November 1994.  Mr. de Petra was President and owner of DePetra & Associates, Inc., a financial communications firm, formerly known as First Financial Investor Relations, Inc., from August 1986 to October 1993.

             David L. Ewert has served as President of Jones Metal Products, Inc. since April 1997, prior to which he served in various capacities, including Vice President, Treasurer and Controller, since he joined Jones Metal Products in August 1973.  Mr. Ewert has also served as Accounting Manager for Katolight Corporation since 1991.  From 1972 to December 1973, Mr. Ewert was a Staff Accountant with Frentz, Lieske and Rogers, a public accounting firm.

             James P. Legus has served as Chief Executive Officer of Civisnet Corporation, formerly known as CommonLine, Inc., an e-commerce company in Minneapolis, Minnesota since March 1, 2000.  From 1995 to 1999, Mr. Legus served as Chief Executive Officer and Chairman of PeopleNet Communications Corporation, a wireless mobile communications firm which he founded.   Mr. Legus served as Chief Executive Officer and Chairman of Solutronix, an electronic repair company, from 1993 to 1994 and as Chief Executive Officer and Chairman of Magnetic Data Inc., a disc drive manufacturing service company which he founded, from 1982 to 1992.  Prior to 1982, Mr. Legus served in various positions of the Magnetic Peripheral Division of Control Data Corporation.

Executive Officers

             The names and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position
W. Kirk Hankins	73	Chairman of the Board and Chief Executive Officer
Lorin E. Krueger	45	President, Chief Operating Officer, Secretary and Director
Jennifer A. Thompson	42	Vice President of Financial Operations
Kirk P. Hankins	39	Vice President of Sales and Marketing and Director
Terry E. Treanor	38	Vice President of Manufacturing
Kimberley E. Kleinow	33	Vice President of Procurement and Materials
Steven W. Vogel	44	Vice President of Engineering

             The business experience of W. Kirk Hankins, Lorin E. Krueger and Kirk P. Hankins is set forth above under Directors.

             Jennifer A. Thompson, CPA, joined the Company as Vice President of Financial Operations in August 2000.  Ms. Thompson was a principal in Biebl, Ranweiler, Christiansen, Meyer, Thompson & Co. Chtd., a public accounting firm in New Ulm, Minnesota, from October 1996 to August 2000.  Ms. Thompson has practiced as a certified public accountant in the Mankato area for the past twenty years.

             Terry E. Treanor joined the Company in July 1994 and was elected as Vice President of Manufacturing on June 28, 1996, prior to which he served in various capacities, including Quality Assurance Manager and Operations Manager.  Mr. Treanor was employed by Onan Corp., a power generation company, from January 1985 until July 1994, serving most recently as Supplier Quality Engineer.

             Kimberley E. Kleinow joined the Company in October 1991 and was elected as Vice President of Procurement and Materials on December 22, 1997, prior to which she served as Director of Materials from November 1996 to December 1997 and as Purchasing Manager from October 1991 to November 1996.  Kimberley Kleinow is the daughter of W. Kirk Hankins and the sister of Kirk P. Hankins, both of whom are officers and directors of the Company.

             Steven W. Vogel joined the Company in May 1994 and was elected to Vice President of Engineering on September 7, 1998, prior to which he served as Manager of Engineering from April 1996 to September 1998 and as Design Engineer from May 1994 to April 1996.  From April 1988 to May 1994, Mr. Vogel served as Design Engineer for Micro-Trak Systems, Inc., a Minnesota-based agricultural electronics company.

Compliance with Section 16(a) of the Exchange Act

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 2000, all executive officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

             The following table sets forth certain information regarding compensation paid or accrued during each of the Company’s last three fiscal years to the Chief Executive Officer and to the only other executive officer whose total annual salary and bonus earned or accrued exceeded $100,000 during fiscal year 2000.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)	Options	All Other Compensation ($)(1)
W. Kirk Hankins, Chief Executive Officer	2000 1999 1998	146,300 142,000 135,000	50,000 15,787 126,582	-- -- --	-- 10,000 32,000(2)	3,500 3,333 3,261

Lorin E. Krueger, President, Chief Operating Officer and Secretary	2000 1999 1998	123,600 120,000 102,000	50,000 15,787 109,591	-- -- --	-- 10,000 32,000(2)	3,500 3,333 3,261

(1)	Represents contribution to the Company’s 401(k) Plan for executive officer’s benefit.
(2)	Includes options to purchase 22,000 shares of the Company’s Common Stock which were previously granted in 1995 but were repriced in 1998.

Option Grants During 2000 Fiscal Year

             The Company did not grant any stock options to the named executive officers in the Summary Compensation Table in fiscal 2000.  The Company has not granted any stock appreciation rights.

Option Exercises During 2000 Fiscal Year and Fiscal Year-End Option Values

             The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during fiscal 2000 and the number and value of options at December 31, 2000.  The Company does not have any outstanding stock appreciation rights.

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Unexercised Options at December 31, 2000 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2000 Exercisable/Unexercisable(1)
W. Kirk Hankins	10,000	$4,500	20,000 exercisable 0 unexercisable	$0 exercisable $0 unexercisable
Lorin E. Krueger	10,000	$6,250	20,000 exercisable 0 unexercisable	$0 exercisable $0 unexercisable

(1)	Value is calculated on the basis of the difference between the option exercise price and the closing sale price for the Company’s Common Stock on the date of exercise or year end, as the case may be, as quoted by the Nasdaq SmallCap Market, multiplied by the number of shares of Common Stock underlying the option.

Compensation to Directors

             The outside directors are paid $500 for attendance at each Board meeting and $300 for each committee meeting, plus expenses. Due to the increased responsibilities of the Audit Committee, its members each received $500 for each Audit Committee meeting attended beginning in August 2000.  In addition, the Company’s 1997 Stock Option Plan provides for automatic option grants to each director who is not an employee of the Company (a “Non-Employee Director”).  Each Non-Employee Director who is elected for the first time as a director is granted a nonqualified option to purchase 3,000 shares of Common Stock.  Each Non-Employee Director who is re-elected as a director of the Company or whose term of office continues after a meeting of shareholders at which directors are elected shall, as of the date of such re-election or shareholder meeting, automatically be granted a nonqualified option to purchase 3,000 shares of Common Stock.  No director shall receive more than one option pursuant to the formula plan in any one fiscal year.  All options granted pursuant to these provisions are granted at a per share exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, and they are immediately exercisable and expire on the earlier of (i) three months after the optionee ceases to be a director (except by death) and (ii) five (5) years after the date of grant.  In the event of the death of a Non-Employee Director, any option granted to such Non-Employee Director pursuant to this formula plan may be exercised at any time within six (6) months of the death of such Non-Employee Director or until the date on which the option, by its terms, expires, whichever is earlier.  In addition, Mr. de Petra received approximately $6,000 for consulting services he provided to the Company during 2000.

Employment Agreements and Termination of Employment Arrangements

             The Company entered into an Employment Agreement effective January 1, 1999 with W. Kirk Hankins, Chief Executive Officer and Chief Financial Officer, which agreement’s initial term expires December 31, 2003, with additional one-year terms thereafter, unless either party gives notice to the other party 60 days prior to the end of such term that such party wishes to terminate the agreement.  The agreement provides for an annual base salary in an amount determined by the Compensation Committee, which amount has been determined to remain at $146,300 for 2001.  Mr. Hankins is entitled to receive an annual bonus consisting of stock options and/or a cash payment at the sole discretion of the Compensation Committee.  If Mr. Hankins terminates his employment for good reason during the two years following a change in control of the Company, he is entitled to an amount equal to the salary and bonus paid to him for the two fiscal years preceding such termination, which amount shall be paid in 24 equal monthly installments.  Mr. Hankins has agreed that, during the two-year period following the termination of his employment, except following a change of control as hereinbefore described, he will not (i) compete with the Company, (ii) solicit or communicate with the Company’s customers or (iii) solicit any of the Company’s employees to leave the Company.

          The Company also entered into an Employment Agreement effective January 1, 1999 with Lorin E. Krueger, President and Chief Operating Officer, which agreement is identical to the terms of the agreement with W. Kirk Hankins described above.  The Compensation Committee has determined that the base salary for 2001 for Mr. Krueger will remain at $123,600.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table provides information as of March 14, 2001 concerning the beneficial ownership of the Company’s Common Stock by (i) the persons known by the Company to own more than 5% of the Company’s outstanding Common Stock, (ii) each director and nominee of the Company, (iii) the named executive officers in the Summary Compensation Table and (iv) all current executive officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name (and Address of 5% Owner) or Identity of Group	Number of Shares Beneficially Owned(1)	Percent of Class (1)
W. Kirk Hankins 1950 Excel Drive Mankato, MN 56001	283,837 (2)	9.5%
Lorin E. Krueger 1950 Excel Drive Mankato, MN 56001	237,354 (3)	8.0%
Kirk P. Hankins	39,168 (4)	1.3%
S. Robert Dessalet	20,026 (5)	*
Thomas J. dePetra	14,000 (6)	*
David L. Ewert	9,000 (6)	*
James P. Legus	3,000 (6)	*
Shareholders’ Protective Committee Dyna Technology, Inc. 225 South Cordova Avenue LeCenter, MN 56057	489,900 (7)	16.6%
All Current Executive Officers and Directors as a Group (11 Individuals)	760,657 (8)	24.5%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	Under the rules of the SEC, shares not actually outstanding are deemed to be beneficially owned by an individual if such individual has the right to acquire the shares within 60 days. Pursuant to such SEC Rules, shares deemed beneficially owned by virtue of an individual’s right to acquire them are also treated as outstanding when calculating the percent of the class owned by such individual and when determining the percent owned by any group in which the individual is included.

(2)	Includes 69,842 shares held by Mr. Hankins’s spouse, which shares Mr. Hankins disclaims beneficial ownership of, and 20,000 shares which may be purchased by Mr. Hankins upon exercise of currently exercisable options.

(3)	Includes 800 shares held by Mr. Krueger’s spouse and 20,000 shares which may be purchased by Mr. Krueger upon exercise of currently exercisable options.
(4)	Includes 32,000 shares which may be purchased by Mr. Hankins upon exercise of currently exercisable options.
(5)	Includes 7,000 shares owned jointly by Mr. Dessalet and his spouse and 14,000 shares which may be purchased by Mr. Dessalet upon exercise of currently exercisable options.
(6)	Represents shares which may be purchased upon exercise of currently exercisable options.
(7)	Represents 404,800 shares held of record by Dyna Technology, Inc. (“DTI”) and 85,100 shares held of record by Paul R. Holzhueter. A Shareholders’ Protective Committee was formed by Ralph I. Call, Gerald E. Brown, Thompson H. Davis, Steven A. Fraley, Paul R. Holzhueter, James J. Kamp and Robert L. Ring (collectively, the “Members”) for the purpose of engaging in a proxy solicitation of shareholders of the Company to elect members of the Company’s Board of Directors. Ralph Call and Nola Call are the sole shareholders of DTI, and Mr. Call and Mr. Fraley are officers and directors of DTI, and, in such capacities, each shares voting and dispositive power over the shares held by DTI. The Members share voting and dispositive power over all of the shares. Valerie Holzhueter shares voting and dispositive power over the shares held by Mr. Holzhueter. The Company has relied on information provided in a Schedule 13D amendment as of March 15, 2001 filed with the Securities and Exchange Commission by DTI, the Members, Ms. Call and Ms. Holzhueter.

(8)	Includes 80,001 shares held by family members of officers and directors, and 151,750 shares which may be purchased upon exercise of currently exercisable options.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             As one of the Company’s customers, PeopleNet Communications Corp. purchased products and services from the Company in the amount of $4.3 and $4.5 million during 1999 and 2000, respectively.  James Legus, a director, served as Chief Executive Officer and Chairman of PeopleNet from 1995 through 1999.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8–K

Exhibits

             The following Exhibits are included in this report:  See “Exhibit Index” immediately following the signature page of this Form 10–KSB/A-1.

Reports on Form 8-K

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

WINLAND ELECTRONICS, INC.

Dated: April 25, 2001	/s/ W. Kirk Hankins
W. Kirk Hankins, Chief Executive Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-KSB/A-1

For the fiscal year ended	Commission File No. 0-18393
December 31, 2000

_____________________________

WINLAND ELECTRONICS, INC.

____________________________

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

  *  Previously filed with Form 10-KSB for year ended December 31, 2000.

**  Management agreement or compensatory plan or arrangement.