Form 10QSB
period 2001-03-31
WINLAND ELECTRONICS INC
filed 2001-05-14
CIK 749935

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2001

Commission File Number:  0-18393

WINLAND ELECTRONICS, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0992135
(state or other juris-	(I.R.S. Employer
diction of incorporation)	Identification No.)

1950 Excel Drive, Mankato,  Minnesota     56001
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

          Yes  ☒                              No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of April 26, 2001, the issuer had 2,952,313 shares of Common Stock, $.01 par value, outstanding.

          Transitional Small Business Disclosure Format (check one):

          Yes  ☐                             No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEET

ASSETS	March 31,	December 31,
	2001	2000
	(UNAUDITED)
CURRENT ASSETS:
Cash	$20,152	$38,961
Accounts Receivable, Net	2,696,253	3,435,030
Income Tax Receivable	196,252	127,252
Inventories	5,049,313	5,270,029
Prepaid Expenses	94,980	56,599
Deferred Taxes	244,100	244,100
Total Current Assets	8,301,050	9,171,971

Patent and Trademarks, net of amortization	2,130	2,498

Property and Equipment, at cost:
Land and Land Improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and Equipment	3,706,369	3,778,392
Data Processing Equipment	1,309,216	1,277,413
Office Furniture and Equipment	333,807	351,960
Total	8,605,879	8,664,252
Less Accumulated Depreciation	(3,253,845)	(3,131,612)
Property and Equipment, Net of Depreciation	5,352,034	5,532,640
TOTAL ASSETS	$13,655,214	$14,707,109

WINLAND ELECTRONICS, INC.
BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31,	December 31,
	2001	2000
	(UNAUDITED)
CURRENT LIABILITIES:
Note Payable, Bank	$3,569,501	$3,924,501
Current Maturities of Long Term Debt	676,314	713,845
Accounts Payable	1,779,261	2,107,319
Accrued Expenses:
Compensation	161,578	225,767
Other	145,916	125,719
Total Current Liabilities	6,332,570	7,097,151

LONG TERM LIABILITIES:
Deferred Revenue	193,203	195,238
Long Term Debt, Less Current Maturities	2,769,160	2,924,885
Deferred Taxes	189,300	189,300
Total Long Term Liabilities	3,151,663	3,309,423

SHAREHOLDERS' EQUITY:
Common Stock	29,523	29,523
Additional Paid-In Capital	2,242,423	2,242,423
Retained Earnings	1,899,035	2,028,589
Total Shareholders' Equity	4,170,981	4,300,535
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$13,655,214	$14,707,109

WINLAND ELECTRONICS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2001	2000

NET SALES	$4,531,107	$4,217,690
COST OF GOODS SOLD	3,832,059	3,397,381
Gross Profit	699,048	820,309

OPERATING EXPENSES:
General and Administrative	318,632	338,551
Marketing	169,327	144,823
Research and Development	254,340	241,012
Total Operating Expenses	742,299	724,386

OPERATING INCOME (LOSS)	(43,251)	95,923

INTEREST EXPENSE	(155,941)	(98,254)
OTHER INCOME (EXPENSE), NET	638	28,233
	(155,303)	(70,021)

NET INCOME (LOSS) BEFORE INCOME TAXES	(198,554)	25,902

PROVISION FOR INCOME TAXES	69,000	(9,600)
NET INCOME (LOSS)	$(129,554)	$16,302

BASIC EARNINGS (LOSS) PER SHARE	$(0.04)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	2,952,313	2,911,851

DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, INCLUDING POTENTIALLY
DILUTIVE SHARES	2,952,313	3,044,415

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2001 and 2000
(UNAUDITED)

	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(129,554)	$16,302
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and Amortization	205,343	208,790
Loss on Disposal of Equipment	4,854	350
Changes in Assets and Liabilities
Accounts Receivable	738,777	61,892
Income Taxes Receivable	(69,000)	5,558
Inventories	220,716	(255,606)
Prepaid Expenses	(38,380)	(21,381)
Accounts Payable	(328,058)	12,761
Accrued Expenses and Deferred Revenue	(46,027)	(124,791)
Net Cash Provided By (Used In) Operating Activities	558,671	(96,125)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Equipment	(43,223)	(111,731)
Proceeds from sale of Equipment	14,000	-
Net Cash Used in Investing Activities	(29,223)	(111,731)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) on Revolving Credit Agreement	(355,000)	300,000
Payments on Long Term Borrowings, Including
Capital Lease Obligations	(193,256)	(181,293)
Proceeds From Issuance of Common Stock	-	62,066
Net Cash Provided by (Used In) Financing Activities	(548,256)	180,773

Net Decrease in Cash	(18,808)	(27,083)

CASH
Beginning	38,961	40,017
End	$20,153	$12,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments For:
Interest	$156,421	$99,250
Income Taxes	-	4,043

WINLAND ELECTRONICS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2001
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

NOTE 2 - INVENTORY
Major components of inventory at March 31, 2001 and December 31, 2000 are as follows:

	March 31,	December 31,
	2001	2000
Raw Materials	$3,975,469	$4,713,476
Work In Process	311,059	288,991
Finished Goods	804,842	319,562
Obsolescence reserve	(42,057)	(52,000)
Total	$5,049,313	$5,270,029

NOTE 3 - FINANCING ARRANGEMENT
The Company has a $4,500,000 revolving line-of-credit agreement through August, 2001.  Interest on advances is at the bank's reference rate (8.5 percent at March 31, 2001) and is due monthly. Advances outstanding on the revolving line-of-credit agreement at March 31, 2001and December 31, 2000, were $3,569,501 and $3,924,501, respectively.

Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent qualified accounts receivable and 60 percent of eligible inventories and 25 percent of work in process.  In addition, the agreement contains certain reporting and operating covenants.

NOTE 4 - STOCK OPTIONS AND WARRANTS
As of March 31, 2001, the Company's 1989 and 1997 Stock Option Plans in aggregate had options to purchase 368,600 shares of common stock, of which 247,900 shares were exercisable.  At March 31,  2001, the exercise prices of all outstanding options range from $1.75 to $2.938 per share.

NOTE 5 - MAJOR CUSTOMERS AND ENTERPRISEWIDE DISCLOSURES
Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three months ended March 31, 2001, and 2000, as follows:

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
Sales percentage:
Customer A	35%	9%
Customer B	22%	36%
Customer C	13%	12%

Enterprisewide Disclosures: The following table presents three month revenues from external customers for each of the Company's groups of products and services:

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
Proprietary microprocessors and mechanically
controlled sensors and alarms	$598,491	$603,203
Electronic controls and assemblies for
OEM customers	3,932,616	3,614,487
	$4,531,107	$4,217,690

NOTE 6 - EARNINGS (LOSS) PER SHARE

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive.

The Company has granted options to purchase shares of common stock at various amounts per share.  Those options were not included in the computation of diluted earnings per share because the Company incurred a year-to-date loss.  The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect.  Therefore, basic and diluted loss per share amounts are the same in each period presented for 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three months ended March 31, 2001 v.
Three months ended March 31, 2000

Net Sales:  The Company recorded net sales of $4,531,107 for the three months ended March 31, 2001, an increase of 7.4% from $4,217,690 for the same period in 2000. The increase in net sales for the period is primarily attributed to increased sales of non-manufactured products for one of the Company’s OEM customers, which sell at a lower gross margin than regular OEM sales.

Major OEM customers have given the Company purchase orders and forecasts for delivery during the remainder of 2001, having an aggregate value of $6 million.  These purchase commitments are at various stages of completion.  The Company also has several smaller agreements with various OEM customers to be fulfilled in 2001.

The Company has continued to promote itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers.  The Company has begun to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago area.  The loss of any major OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term, results.

Gross Profits:  Gross profit was $699,048 or 15.4% of net sales for the three months ended March 31, 2001, compared to $820,309 or 19.5% of net sales for the same period in 2000.  The Company has experienced an erosion of gross profits on several different OEM products due to increasing manufacturing costs.  The gross profits for the quarter have also been adversely affected by changes in the product sales mix during the first quarter of 2001, compared to 2000, resulting in a greater proportion of products with a lower gross margin.

Operating Expenses:   General and administrative expense was $318,632 or 7.0% of net sales for the three months ended March 31, 2001, compared to $338,551 or 8.0% of net sales for the same period in 2000.  The decrease in general and administrative expense for the quarter is primarily due to the reallocation of certain expenses, primarily relating to facility, information technology and leased vehicles, to better match the costs with the departmental use.  The reduction of certain expenses was offset in part by increased salaries and professional fees for the quarter.

Marketing and customer relations expense was $169,327 or 3.7% of net sales for the three months ended March 31, 2001, compared to $144,823 or 3.4% of net sales for the same period in 2000.  The increased marketing expense is primarily attributed to the reallocation of certain expenses, offset in part by decreased trade show expense during the quarter.  The Company has continued with direct marketing efforts, in addition to using referral networks, to secure new OEM customer business, as well as to promote the new DC motor controller product line.

Research and development expense was $254,304 or 5.6% of net sales for the first quarter of 2001, compared to $241,012 or 5.7% of net sales for the same period in 2000.   The increase in research and development expense for the first three months of 2001 is primarily attributed to the reallocation of certain costs, when compared to 2000.

Interest Expense:  Interest expense was $155,941 or 3.4% of net sales for three months ended March 31, 2001, compared to $98,254 or 2.3% of net sales for the same period in 2000.  The increased Interest expense is attributed to increased levels of short-term debt.  The additional debt was needed to support increased inventory levels and to fund operating activities.

Net Income:  The Company reported a net loss of $129,554 or ($0.04) per diluted share for the three months ended March 31, 2001, compared to net income of $16,302 or $0.0105  per diluted share for the same period in 2000.  The net loss for the quarter is primarily due to increased manufacturing costs, increased operating expenses, as well as increased interest expense.

Liquidity and Capital Resources:   Cash provided by operating activities, primarily from a reduction in accounts receivable and inventory offset by decreased accounts payable was $558,670 for the first three months of 2001, compared to cash used in operating activities of $96,125 for the same period in 2000.  Cash provided by operating activities, was used for the purchase of capital equipment, and for the reduction of short-term and long-term debt.

The current ratio on March 31, 2001 and December 31, 2000 was 1.3 to 1.  Working capital equaled $1,968,468 on March 31, 2001, compared to $2,074,820 on December 31, 2000.  The decrease in working capital is attributed to decreased accounts receivable and inventories, as well as decreases in short-term borrowing offset in part by increased income tax receivable and prepaid expenses.

The Company has a $4,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through August 2001.  Interest on advances is at the bank’s reference rate (8.5 percent at March 31, 2001) and is due monthly.   Advances outstanding on the revolving line-of-credit agreement at March 31, 2001 and 2000, were $3,569,501 and $3,924,501, respectively.    Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of eligible inventory plus 25 percent of work in process.  In addition, the agreement contains certain reporting and operating covenants.

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to the Company’s growth strategies, financial results, product development and sales efforts.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.  As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a)	The exhibit to this report is:

10.1 Amendment dated August 14, 2000 to Employment Agreement dated January 1, 1999 between the Company and W. Kirk Hankins.

(b)	The Company filed a Form 8-K as of March 5, 2001 to report the amendment of its Bylaws regarding shareholder proposals and nominations.

SIGNATURES

             Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: May 10, 2001	/s/ W. Kirk Hanknis
W. Kirk Hankins, Chairman and Chief
Executive Officer (Principal Executive
Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Vice President of
Financial Operations (Principal Financial and
Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-18393
March 31, 2001

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1	Amendment dated August 14, 2000 to Employment Agreement dated January 1, 1999 between the Company and W. Kirk Hankins*

*Management agreement or compensatory plan or arrangement.