Form 10-Q
period 2001-06-30
WINLAND ELECTRONICS INC
filed 2001-08-10
CIK 749935

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2001
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

             Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 8, 2001, the issuer had 2,955,872 shares of Common Stock, $.01 par value, outstanding.

             Transitional Small Business Disclosure Format (check one):

             Yes ☐  No ☒

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2001	2000

	(UNAUDITED)
Current Assets
Cash	$25,117	$38,961
Accounts receivable, net	2,662,959	3,435,030
Income tax receivable	217,936	127,252
Inventories	3,847,521	5,270,029
Prepaid expenses	120,983	56,599
Deferred taxes	244,100	244,100

Total current assets	7,118,616	9,171,971

Other Assets
Patent and trademarks, net of amortization	1,762	2,498

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,705,372	3,778,392
Data processing equipment	1,302,080	1,277,413
Office furniture and equipment	333,807	351,960

Total property and equipment	8,597,746	8,664,252
Less accumulated depreciation	(3,449,150)	(3,131,612)

Net property and equipment	5,148,596	5,532,640

Total assets	$12,268,974	$14,707,109

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

	(UNAUDITED)
Current Liabilities
Note payable to bank	$3,474,501	$3,924,501
Current maturities of long-term debt	573,334	713,845
Accounts payable	821,216	2,107,319
Accrued expenses:
Compensation	391,207	225,767
Other	49,430	125,719

Total current liabilities	5,309,688	7,097,151

Deferred Revenue	191,168	195,238
Long-Term Debt, less current maturities	2,658,010	2,924,885
Deferred Taxes	189,300	189,300

Total long-term liabilities	3,038,478	3,309,423

Total liabilities	8,348,166	10,406,574

Stockholders' Equity
Common stock	29,559	29,523
Additional paid-in capital	2,246,169	2,242,423
Retained earnings	1,645,080	2,028,589

Total stockholders' equity	3,920,808	4,300,535

Total liabilities and stockholders' equity	$12,268,974	$14,707,109

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended June 30, 2001 and 2000
(UNAUDITED)

	2001	2000

Net sales	$3,824,474	$5,104,968
Cost of sales	3,181,071	4,082,014

Gross profit	643,403	1,022,954

Operating expenses:
General and administrative	529,360	417,167
Research and development	207,937	259,860
Marketing	182,221	160,365

	919,518	837,392

Operating income (loss)	(276,115)	185,562

Other income (expenses):
Interest expense	(126,459)	(105,581)
Other income, net	11,619	30,450

	(114,840)	(75,131)

Income (loss) before income taxes	(390,955)	110,431

Income tax (expense) benefit	137,000	(44,584)

Net income (loss)	$(253,955)	$65,847

Earnings (loss) per share data:
Basic	$(0.09)	$0.02
Diluted	(0.09)	0.02

Weighted-average number of common shares outstanding:
Basic	2,952,352	2,939,063
Diluted	2,952,352	3,007,551

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Six Months Ended June 30, 2001 and 2000
(UNAUDITED)

	2001	2000

Net sales	$8,355,581	$9,322,658
Cost of sales	7,013,131	7,479,395

Gross profit	1,342,450	1,843,263

Operating expenses:
General and administrative	847,991	747,510
Research and development	462,277	500,873
Marketing	351,548	305,189

	1,661,816	1,553,572

Operating income (loss)	(319,366)	289,691

Other income (expenses):
Interest expense	(282,400)	(212,045)
Other income, net	12,256	58,687

	(270,144)	(153,358)

Income (loss) before income taxes	(589,510)	136,333

Income tax (expense) benefit	206,000	(54,184)

Net income (loss)	$(383,510)	$82,149

Earnings (loss) per share data:
Basic	$(0.13)	$0.03
Diluted	(0.13)	0.03

Weighted-average number of common shares outstanding:
Basic	2,952,333	2,925,456
Diluted	2,952,333	3,025,982

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(UNAUDITED)

	2001	2000

Cash Flows From Operating Activities
Net income (loss)	$(383,510)	$82,149
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	410,781	417,540
Loss on disposal of equipment	7,726	350
Changes in assets and liabilities:
Accounts receivable	772,071	(193,861)
Income taxes receivable	(90,684)	3,732
Inventories	1,422,508	(565,925)
Prepaid expenses	(64,384)	(23,752)
Accounts payable	(1,286,103)	460,371
Accrued expenses, including deferred revenue	85,081	(63,363)

Net cash provided by operating activities	873,486	117,241

Cash Flows From Investing Activities
Purchases of property and equipment	(48,226)	(190,255)
Proceeds from sale of equipment	14,500	-

Net cash used in investing activities	(33,726)	(190,255)

Cash flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(450,000)	365,000
Payments on long-term borrowings, including capital lease obligations	(407,386)	(349,523)
Proceeds from issuance of common stock	3,782	66,965

Net cash provided by (used in) financing activities	(853,604)	82,442

Net decrease in cash	(13,844)	9,428

Cash
Beginning	38,961	40,017

End	$25,117	$49,445

Supplemental Disclosures of Cash Flow Information
Cash payments (refunds) for:
Interest	$282,495	$221,827
Income taxes	(115,316)	50,453

See Notes to Interim Financial Statements

WINLAND ELECTRONICS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in  accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  In management's opinion all adjustments necessary for a fair presentation of the results for the interim period have been reflected in the interim financial statements.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  All adjustments to the financial statements are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, lease and license commitments and stock options.   Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

Note 2. Inventories

Major components of inventory at June 30, 2001 and December 31, 2000 are as follows:

	June 30,	December 31,
	2001	2000

Raw Materials	$2,862,915	$4,713,476
Work In Process	241,054	288,991
Finished Goods	798,177	319,562
Obsolescence reserve	(54,625)	(52,000)

Total	3,847,521	5,270,029

Note 3. Financing Arrangement

The Company has a $4,500,000 revolving line-of-credit agreement which is renegotiatedAugust 31 of each year.  Interest on advances is at the bank's reference rate (7 percent at June 30, 2001) and is due monthly. Advances outstanding on the revolving line-of-credit agreement at June 30, 2001 and December 31, 2000, were $3,474,501 and $3,924,501, respectively.

Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent qualified accounts receivable and 60 percent of eligible inventories and 25 percent of work in process.  In addition, the agreement contains certain reporting and operating covenants. The bank has waived the Company's compliane with certain covenants until December 31, 2001.

Note 4. Stock Options

As of June 30, 2001, the Company's 1989 and 1997 Stock Option Plans in aggregate had options to purchase 350,500 shares of common stock, of which 240,700 shares were exercisable.  At June 30,  2001, the exercise prices of all outstanding options range from $1.75 to $2.938 per share.

Note 5. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three months and six months ended June 30, 2001, and 2000, as follows:

	Three Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000

Sales percentage:
Customer A	39%	39%
Customer B	11%	17%
Customer C	15%	20%

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000

Sales percentage:
Customer A	30%	37%
Customer B	15%	21%
Customer C	26%	15%

Enterprisewide Disclosures: The following table presents three month and six month revenues from external customers for each of the Company's groups of products and services:

	Three Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000 *

Proprietary microprocessors and mechanically controlled sensors and alarms	$720,006	$711,588
Electronic controls and assemblies for OEM customers	3,104,468	4,393,380

	$3,824,474	$5,104,968

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000 *

Proprietary microprocessors and mechanically controlled sensors and alarms	$1,318,498	$1,314,790
Electronic controls and assemblies for OEM customers	7,037,083	8,007,868
	$8,355,581	$9,322,658

* DC Motor Control sales of $25,288 and $103,924 for the three months and six months ended June 30, 2000, were previously reported as OEM sales.

Note 6. Earnings (Loss) per Share

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

Note 7. Additional Expenditures

Included in the general and administrative expenses for the three months and six months ended June 30, 2001 are expenses which management believes are non-recurring expenses.   In connection with the resignation of Winland's former Chief Executive Officer, W. Kirk Hankins, and the termination of his employment agreement, the company entered into a Separation Agreement and Release.  Under the terms of the agreement an obligation of $205,591 was accrued in its entirety on May 31, 2001.  This executive severance package will be paid out in the form of compensation over the next year and insurance over the next seventeen months.  There will be no future obligations in connection with W. Kirk Hankins' Separation Agreement and Release.

In addition, the company has incurred legal, proxy solicitor, director and other professional fees in the amount of $86,684 during the three months ended June 30, 2001, in connection with the Special Shareholders' Meeting requested by dissident shareholder, Dyna Technology, Inc.  The company estimates additional costs of $72,000 in the third quarter of 2001 in connection with the August 21, 2001 Special Shareholders' Meeting.

Note 8. Accounting Standards Issued Net Yet Adopted

In July 2001, the Financial Accounting Standards Board issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its consolidated financial statements, but believes theirimpact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.

ITEM 2:            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three and six months ended June 30, 2001 v.
Three and six months ended June 30, 2000

Net Sales:  The Company recorded net sales of $3,824,474 for the three months ended June 30, 2001, a decline of $1,280,494 or 25.1% from $5,104,968 for the second quarter last year.  For the first six months of 2001 the Company recorded net sales of $8,355,581, a $967,077 or 10.4% reduction from $9,322,658 for the same period last year.  The reduction in sales for both the three and six months ended June 30, 2001 are attributed to the current slowdown in the economy and resulting lower sales to original equipment manufacturing (OEM) customers.  Sales of the Winland’s security/industrial proprietary products increased modestly for both the second quarter and first six months of this year.

The Company currently has orders and forecasts from its major OEM customers for delivery during the remainder of 2001, having an aggregate value of $5 million.  These purchase agreements are at various stages of completion.  The Company also has several smaller agreements with various OEM customers to be fulfilled in 2001.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers.  The Company has begun to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago area. The loss of any significant OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term results.

The Company is negotiating the release of its agreement with PeopleNet Communications Corporation for production of its base level product.  The Company will continue to supply manufacturing services to PeopleNet, but in a reduced capacity.  The reduction of PeopleNet business may temporarily adversely affect the company’s sales, however the effect on profitability should be less significant due to the low margins on the PeopleNet business.

Gross Profits:  Gross profit was $643,403 or 16.8% of net sales for the three months ended June 30, 2001, compared to $1,022,954 or 20.0% of net sales for the same period in 2000.  For the first six months of 2001 gross profit was $1,342,450 or 16.1% of net sales, a decline from $1,843,263 or 19.8% of net sales for the same period in 2000.  The decline in gross profits is primarily attributed to the impact that the reduction in sales had on the absorption of fixed manufacturing costs for both the three and six months ended June 30, 2001, compared to the same periods in 2000.  To a lesser degree, the reallocation of certain expenses into the cost of goods sold have also had an effect on gross profits for the quarter and six months ended June 30, 2001, when compared to the same periods in 2000.

Operating Expenses:  General and administrative expense was $529,360 or 13.8% of net sales and $847,991 or 10.1% of net sales for the three and six months ended June 30, 2001, compared to $417,167 or 8.2% of net sales and $747,510 or 8.0% for the same periods in 2000, respectively. The increase in general and administrative expenses is attributed to executive severance package expense, increased salaries and related expenses, and increased professional fees.  The executive severance package expenses were incurred in connection with the resignation of W. Kirk Hankins the Chief Executive Officer, as detailed in Note 7 of the financial statements.  In addition, the Company has incurred additional legal, proxy solicitor, director and other professional fees in connection with a special shareholders’ meeting set for August 21, 2001.  The increased salaries and related expenses incurred were associated with the addition of a Chief Financial Officer, who joined the Company in the third quarter of 2000.  The increase in general and administrative expense was offset in part by the reallocation of certain expenses, primarily relating to facility, information technology and leased vehicles, to better match costs with departmental use.

Marketing and customer relations expense (including project management) was $182,221 or 4.8% of net sales and $351,548 or 4.2% of net sales for the three and six months ended June 30, 2000, compared to $160,365 or 3.1% of net sales and $305,189 or 3.3% of net sales for the same periods in 2000, respectively.  During both the three and six months ended June 30, 2001, the increase in marketing and customer relations expense is primarily attributable to the allocation of facility, information technology, and marketing vehicle expenses to better match departmental use, and to a lesser degree, increased employee costs from the reassignment of certain personnel to project management, offset in part by decreased trade show and promotional expenses.

For the first six months of 2001, marketing and sales efforts have shifted slightly away from the general exposure afforded by trade shows and towards building direct personal contacts with potential OEM customers and in developing an extensive referral network.  Management believes that building these relationships will provide Winland an opportunity to capture a larger share of the Electronic Manufacturing Services market.   The amount of potential new business resulting from these efforts has been very encouraging.

Research and development expense (including documentation and engineering support for marketing and manufacturing) was $207,937 or 5.4% of net sales and $462,277 or 5.5% of net sales for the three and six months ended June 30, 2001, compared to $259,860 or 5.1% of net sales and $500,873 or 5.4% of net sales for the same periods in 2000.  The decline in research and development expense for both the three and six months ended June 30, 2001 compared to 2000 is primarily attributable to reduced departmental salaries caused by employee attrition and reassignment without replacement.  Accordingly, total salaries and related expenses decreased, but were offset in part by the allocation of facility, information technology and leased vehicle expenses to this department, in order to properly reflect actual usage.

Interest Expense:  Interest expense was $126,459 or 3.3% of net sales and $282,400 or 3.4% of net sales for the three and six months ended June 30, 2001 compared to $105,581 or 2.1% and $212,045 or 2.3% of net sales for the same periods in 2000, respectively.  The increase in interest expense is attributed to increased levels of short-term debt for the six months ended June 30, 2001 versus 2000, offset in part by the reduction of interest rates on the revolving line-of-credit.  The additional short-term borrowing, which occurred primarily in the third and fourth quarter of 2000, was needed to fund 2000 operating activities and service long-term debt obligations.  The company has paid down its line-of-credit by $450,000 and long-term debt by over $407,000 during the first six months of 2001, all of which was generated from operating activities.

Net Earnings:  The Company reported a net loss of  $253,955 or ($0.09) per diluted share and a net loss of $383,510 or ($0.13) per diluted share for the three and six months ended June 30, 2001, compared to net income of  $65,847 or $0.02 per diluted share and net income of $82,149 or $0.03 per diluted share for the same periods in 2000, respectively.   The net loss for the second quarter and first six months of 2001 are primarily due to the lower sales volumes, the additional expenses incurred in association with the resignation of the Company’s former Chief Executive Officer, as well as additional fees and expenses related to the special shareholders’ meeting.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 35% blended federal and state income tax rate and recognizes an estimated tax benefit from the potential carry back of 2001 losses generated to date to offset taxable income created in previous years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $873,486 for the first six months ended June 30, 2001, compared to $117,241 for the same period in 2000.  Cash provided by operations was used to pay down $450,000 of the company’s revolving line-of-credit, to reduce long-term debt and to a lesser degree, for the purchase of equipment.   $450,000 was paid down on the revolving line-of-credit and $407,386 was paid down on long-term debt.  The Company has funded its current operations with working capital provided by operations.

The current ratio at June 30, 2001 and December 31, 2000 was 1.3 to 1.  Working capital equaled $1,808,928 on June 30, 2001, compared to $2,074,820 on December 31, 2000.  The decrease in working capital is attributed to reductions in accounts receivable and inventory, as well as increases in other accrued expenses, offset, in part, by increased accrued income tax receivable and prepaid expenses and decreased accounts payable and short-term borrowings.

The Company has a $4,500,000 revolving line-of-credit agreement with Wells Fargo Bank that is renewable.  For the current year, the Company’s revolving line-of-credit is renewable on August 31, 2001.  Management is in the process of renegotiating the Company’s lending agreement and continues to have a strong relationship with Wells Fargo Bank.  Management is confident of its ability to satisfy the company’s credit needs for the foreseeable future.  Interest on advances is at the bank’s reference rate (7 percent at June 30, 2001) and is due monthly. Advances outstanding on the revolving line-of-credit at June 30, 2001 and December 31, 2000 were $3,474,501 and $3,924,501, respectively.  Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of eligible inventory plus 25 percent of work in process.  In addition, the agreement contains certain reporting and operating covenants.

ADDITIONAL INFORMATION

During the second quarter of 2001, the Company has engaged the Value Enhancement Solutions team of RSM McGladrey, Inc. to facilitate continuing efforts in comprehensive corporate strategic planning with the management team of Winland Electronics, Inc.  This is especially crucial during this current economic downturn.

CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to the Company’s growth strategies, financial results, product development and sales efforts.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.  As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

The Company derives a significant portion of its revenues from a small number of major OEM customers that are not subject to any long-term contracts with the Company.  If any major customer should for any reason decrease the volume of their business or stop doing business with the Company, the Company’s business would be adversely affected.   Some of the Company’s key customers are not large, well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing.  To the extent that the Company’s customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

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

PART II – OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits. The exhibit to this report is: 10.1 Separation Agreement and Release dated May 12, 2001 between the Company and W. Kirk Hankins.

(b)	Reports on Form 8-K. The Company filed a Form 8-K dated May 14, 2001 to report the retirement of W. Kirk Hankins, Chief Financial Officer and Chairman, and the appointment of Lorin E. Krueger, President and Chief Operating Officer, as Chief Executive Officer.

SIGNATURES

             Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: August 9, 2001	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief Financial Officer (Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-18393
June 30, 2001

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1	Separation Agreement and Release dated May 12, 2001 between the Company and W. Kirk Hankins