Form 10QSB
period 2001-09-30
WINLAND ELECTRONICS INC
filed 2001-11-06
CIK 749935

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2001

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

                Yes  ☒                                   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 31, 2001, the issuer had 2,955,872 shares of Common Stock, $.01 par value, outstanding.

                Transitional Small Business Disclosure Format (check one):

                Yes  ☐                                   No  ☒

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.

BALANCE SHEETS

	September 30,	December 31,
ASSETS	2001	2000
	(UNAUDITED)
Current Assets
Cash	$147,967	$38,961
Accounts and notes receivable, net	2,142,184	3,435,030
Income tax receivable	249,175	127,252
Inventories	2,880,957	5,270,029
Prepaid expenses	117,342	56,599
Deferred taxes	244,100	244,100
Total current assets	5,781,725	9,171,971

Other Assets
Patent and trademarks, net of amortization	1,395	2,498

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,696,022	3,778,392
Data processing equipment	1,302,080	1,277,413
Office furniture and equipment	333,807	351,960
Total property and equipment	8,588,396	8,664,252
Less accumulated depreciation	(3,633,555)	(3,131,612)
Net property and equipment	4,954,841	5,532,640
Total assets	$10,737,961	$14,707,109

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

BALANCE SHEETS

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000
	(UNAUDITED)
Current Liabilities
Note payable to bank	$2,619,501	$3,924,501
Current maturities of long-term debt	519,336	713,845
Accounts payable	770,278	2,107,319
Accrued expenses:
Compensation	265,003	225,767
Other	99,658	125,719
Total current liabilities	4,273,776	7,097,151

Deferred Revenue	189,133	195,238
Long-Term Debt, less current maturities	2,552,368	2,924,885
Deferred Taxes	189,300	189,300
Total long-term liabilities	2,930,801	3,309,423

Total liabilities	7,204,577	10,406,574

Stockholders' Equity
Common stock	29,559	29,523
Additional paid-in capital	2,246,169	2,242,423
Retained earnings	1,257,656	2,028,589
Total stockholders' equity	3,533,384	4,300,535
Total liabilities and stockholders' equity	$10,737,961	$14,707,109

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME

For the Three Months Ended September 30, 2001 and 2000

(UNAUDITED)

	2001	2000

Net sales	$3,195,580	$4,658,615
Cost of sales	2,678,026	4,155,017
Gross profit	517,554	503,598

Operating expenses:
General and administrative	453,837	271,878
Research and development	213,051	291,430
Marketing	189,363	143,348
	856,251	706,656

Operating loss	(338,697)	(203,058)

Other income (expenses):
Interest expense	(109,520)	(122,225)
Other income, net	14,056	16,515
	(95,464))	(105,710

Loss before income taxes	(434,161)	(308,768)

Income tax benefit	46,738	95,584
Net loss	$(387,423)	$(213,184)

Earnings (loss) per share data:
Basic	$(0.13)	$(0.07)
Diluted	(0.13)	(0.07)

Weighted-average number of common shares outstanding:
Basic	2,955,872	2,946,464
Diluted	2,955,872	2,946,464

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2001 and 2000

(UNAUDITED)

	2001	2000

Net sales	$11,551,162	$13,981,273
Cost of sales	9,691,157	11,634,412
Gross profit	1,860,005	2,346,861

Operating expenses:
General and administrative	1,301,829	1,019,387
Research and development	675,328	792,303
Marketing	540,911	448,538
	2,518,068	2,260,228

Operating income (los4s)	(658,063)	86,633

Other income (expenses):
Interest expense	(391,920)	(334,270)
Other income, net	26,312	75,202
	(365,608)	(259,068

Loss before income taxes	(1,023,671)	(172,435)

Income tax benefit	252,738	41,400
Net loss	$(770,933)	$(131,035)

Earnings (loss) per share data:
Basic	$(0.26)	$(0.04)
Diluted	(0.26)	(0.04)

Weighted-average number of common shares outstanding:
Basic	2,953,525	2,932,511
Diluted	2,953,525	2,932,511

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000

(UNAUDITED)

	2001	2000
Cash Flows From Operating Activities
Net loss	$(770,933)	$(131,035)
Adjustments to reconcile net loss to net cashprovided by (used in) operating activities:
Depreciation and amortization	599,374	625,025
Loss on disposal of equipment	10,954	350
Changes in assets and liabilities:
Accounts and notes receivable	1,292,846	(653,166)
Income taxes receivable	(121,923)	(91,852)
Inventories	2,389,072	(1,577,061)
Prepaid expenses	(60,743)	(90,382)
Accounts payable	(1,337,041)	1,074,992
Accrued expenses, including deferred revenue	7,070	(157,456)
Net cash provided by (used in) operating activities	2,008,676	(1,000,585)

Cash Flows From Investing Activities
Purchases of property and equipment	(49,576)	(268,718)
Proceeds from sale of equipment	18,150	2,190
Net cash used in investing activities	(31,426)	(266,528)

Cash flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(1,305,000)	1,730,000
Payments on long-term borrowings, including capitallease obligations	(567,026)	(520,597)
Proceeds from issuance of common stock	3,782	66,965
Net cash provided by (used in) financing activities	(1,868,244)	1,276,368

Net increase in cash	109,006	9,255

Cash
Beginning	38,961	40,017
End	$147,967	$49,272

Supplemental Disclosures of Cash Flow Information
Cash payments (refunds) for:
Interest	$392,139	$330,498
Income taxes	(130,815)	50,453

See Notes to Interim Financial Statements

WINLAND ELECTRONICS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  In management's opinion all adjustments necessary for a fair presentation of the results for the interim period have been reflected in the interim financial statements.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  All adjustments to the financial statements are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, lease and license commitments and stock options.Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company's most recent annual report on Form 10-KSB.

Note 2.     Inventories

Major components of inventory at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000
Raw Materials	$1,909,033	$4,713,476
Work In Process	311,849	288,991
Finished Goods	718,746	319,562
Obsolescence reserve	(58,671)	(52,000)
Total	$2,880,957	$5,270,029

Note 3.     Financing Arrangement

The Company had a $4,500,000 revolving line-of-credit agreement through August, 2001 of which $3,500,000 has been extended until November 30, 2001.  Interest on advances is at  the bank's reference rate (6.5 percent at September 30, 2001) and is due monthly. Advancesoutstanding on the revolving line-of-credit agreement at September 30, 2001and December 31,2000, were $2,619,501 and $3,924,501, respectively.

Advances are due on demand, are secured by substantially all assets of the Company, and aresubject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60percent of eligible inventories and 25 percent of work in process.  In addition, the agreement contains certain reporting and operating covenants.   The bank has waived the Company's compliance with certain covenants until December 31, 2001.

The Company is currently discussing various options to meet and secure the future financial needs of the Company.

Note 4.     Stock Options

As of September 30, 2001, options to purchase 313,000 shares of common stock were outstanding under the Company's 1989 and 1997 Stock Option Plans, of which 216,400 shares were exercisable.  At September 30,  2001, the exercise prices of all outstanding options range from $1.75 to $2.938 per share.

Note 5.     Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three months and nine months ended September 30, 2001, and 2000, as follows:

	Three Months Ended	Three Months Ended
	September 30, 2001	September 30, 2000
Sales percentage:
Customer A	35%	32%
Customer B	16%	13%
Customer C	3%	27%
Customer D	11%	6%

	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
Sales percentage:
Customer A	31%	36%
Customer B	15%	18%
Customer C	19%	19%

Enterprisewide Disclosures: The following table presents three month and nine month revenues from external customers for each of the Company's groups of products and services:

	Three Months Ended	Three Months Ended
	September 30, 2001	September 30, 2000
Proprietary microprocessors and mechanically controlled sensors and alarms	$753,585	$695,351	*
Electronic controls and assemblies for OEM customers	2,441,995	3,963,264
	$3,195,580	$4,658,615

	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
Proprietary microprocessors and mechanically controlled sensors and alarms	$2,072,083	$2,010,142	*
Electronic controls and assemblies for OEM customers	9,479,079	11,971,131
	$11,551,162	$13,981,273

* DC Motor Control sales of $103,924 for the nine months ended  September 30, 2000, were previously reported as OEM sales.

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

Note 7.     Additional Expenditures

Included in the general and administrative expenses for the three months and nine months ended September 30, 2001 are expenses which are not part of Winland's normal operating expenses.   In connection with the resignation of Winland's former Chief Executive Officer, W. Kirk Hankins, and the termination of his employment agreement, the Company entered into a Separation Agreement and Release.  Under the terms of the agreement an obligation of $205,591 was accrued in its entirety on May 31, 2001.  This executive severance package will be paid out in the form of compensation through May 2002 and insurance through November 2002.  There will be no future obligations in connection with W. Kirk Hankins' Separation Agreement and Release.

In addition, the Company has incurred legal, proxy solicitor, director and other professional fees in the amount of $145,754 and $232,438 during the three and nine months ended September 30, 2001, respectively, in connection with the August 21, 2001 Special Shareholders' Meeting requested by dissident shareholder, Dyna Technology, Inc.  The Company does not anticipate significant additional costs to be incurred  in connection with the August 21, 2001 Special Shareholders' Meeting.

Note 8.     Accounting Standards Issued Net Yet Adopted

In July 2001, the Financial Accounting Standards Board issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its consolidated financial statements, but believes their impact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2001 v.

Three and nine months ended September 30, 2000

Net Sales:  The Company recorded net sales of $3,195,580 for the three months ended September 30, 2001, a decline of $1,463,035 from $4,658,615 for the same period in 2000.  For the first nine months of 2001 the Company recorded net sales of $11,551,162, a decline of $2,430,111 from $13,981,273 for the same period in 2000.  The reduction in sales for the quarter ended September 30, 2001 is primarily attributed to a reduction in sales to PeopleNet Communications.  The Company negotiated a release of its agreement with PeopleNet Communications for production of its base unit in mid August 2001.  The Company will continue to supply manufacturing services to PeopleNet, but in a reduced capacity.  The Company also experienced a reduction in sales for the first nine months of 2001 compared to 2000, which is attributed to lower sales to other OEM customers. This decline is attributable to reduced demand consistent with the broader slowing of the economy.  Sales of the Company’s security/industrial proprietary products increased slightly for both the quarter and first nine months of 2001.

The Company currently has orders and forecasts from its major OEM customers for delivery during the remainder of 2001 having an aggregate value of $2.8 million, as well as purchase agreements for 2002 of $1.8 million.  These are at various stages of completion.  The Company expects to receive additional orders from current OEM customers for 2001 and 2002 production, including four new customers obtained in the third quarter of 2001.

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

Gross Profits:  Gross profit was $517,554 or 16.2% of net sales for the three months ended September 30, 2001, compared to $503,598 or 10.8% of net sales for the same period in 2000.  For the first nine months of 2001 the gross profit was $1,860,005 or 16.1% of net sales, a decline from $2,346,861 or 16.8% of net sales for the same period in 2000.  The increase in gross profits for the quarter and the relatively constant gross profits for the first nine months of 2001, compared to 2000, are primarily attributed to the Company’s ability to reduce direct and variable indirect expenses as sales declined for both periods, offset in part by the reallocation of certain expenses into the cost of goods sold.

Operating Expenses:  General and administrative expense was $453,837 or 14.2% of net sales and $1,301,829 or 11.3% of net sales for the three and nine months ended September 30, 2001, compared to $271,878 or 5.8% of net sales and $1,019,387 or 7.3% for the same periods in 2000, respectively. The increase in general and administrative expenses for the third quarter and first nine months of 2001 is attributed primarily to expenses related to the executive severance package and increased professional and boardfees, related to the August 21, 2001 special shareholders meeting, offset in part by the reallocation of certain expenses, primarily relating to facility, information technology and leased vehicles, to better match costs with departmental use.   The executive severance package of $205,591 was incurred in May 2001 in connection with the resignation of W. Kirk Hankins, the former Chief Executive Officer. Expenses for the August 21, 2001 Special Shareholders’ Meeting were $145,754 and $232,438 for the three and nine months ended September 30, 2001, respectively.

Marketing and customer relations expense (including project management) was $189,363 or 5.9% of net sales and $540,911 or 4.7% of net sales for the three and nine months ended September 30, 2001, compared to $143,348 or 3.1% of net sales and $448,538 or 3.2% of net sales for the same periods in 2000, respectively. During both the three and nine months ended September 30, 2001, the increase in marketing and customer relations expense is primarily attributable to the reallocation of facility, information technology, and marketing vehicle expenses to better match departmental use, and to a lesser degree, increased employee costs from the reassignment of certain personnel to project management, offset in part by decreased trade show and promotional expenses.

For the first nine months of 2001, marketing and sales efforts have shifted slightly away from the general exposure afforded by trade shows and towards building direct personal contacts with potential OEM customers and in developing an extensive referral network.  Management believes that building these relationships will provide Winland an opportunity to capture a larger share of the EMS (Electronic Manufacturing Services) market.

Research and development expense (including the development of new company products as well as design services and support to the OEM customer base)was $213,051 or 6.7% of net sales and $675,328 or 5.8% of net sales for the three and nine months ended September 30, 2001, compared to $291,430 or 6.3% of net sales and $792,303 or 5.7% of net sales for the same periods in 2000.  The decline in research and development expense for both the three and nine months ended September 30, 2001 compared to 2000 is primarily attributable to employee attrition and reassignment without replacement.  Accordingly, total salaries and related expenses decreased, but were offset in part by the reallocation of facility, information technology and leased vehicle expenses to this department, in order to properly reflect actual usage.

Interest Expense:  Interest expense was $109,520 or 3.4% of net sales and $391,920 or 3.4% of net sales for the three and nine months ended September 30, 2001 compared to $122,225 or 2.6% and $334,270 or 2.4% of net sales for the same periods in 2000, respectively.  The reduction in interest expense for the third quarter of 2001 was attributed to a reduction in long-term debt and lower interest rates on short-term debt, offset in part by increases in borrowings on short-term debt.  The increase in interest expense for the nine months ended September 30, 2001 is the result of increased average levels of short-term debt, offset in part by reductions in long-term debt and lower interest rates on short-term debt.  The Company has paid down $1,305,000 on it’s line-of-credit and paid down $567,026 on long-term debt during the first nine months of 2001, all of which was generated from its operating activities.

Net Earnings:  The Company reported a net loss of  $387,423 or ($0.13) per basic and diluted share and a net loss of $770,933 or ($0.26) per basic and diluted share for the three and nine months ended September 30, 2001, compared to a net loss of  $213,184 or ($0.07) per basic and diluted share and a net loss of $131,035 or ($0.040 per basic and diluted share for the same periods in 2000, respectively.   The net loss for the third quarter and first nine months of 2001 are primarily due to the lower sales volumes and the $438,000 additional expenses incurred in association with the resignation of the Company’s former Chief Executive Officer, and fees and expenses related to the August 21, 2001 Special Shareholders’ Meeting.  In addition, the company paid out $17,500 severance pay to employees terminated in September 2001.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 35% blended federal and state income tax rate and recognizes an estimated tax benefit from the potential carry back of 2001 losses generated to date to offset taxable income created in previous years.  As of September 30, 2001 the Company has absorbed all tax carry back benefits with the net losses incurred to date.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2,008,676 for the nine months ended September, 2001, compared to cash used for operating activities of $1,000,585 for the same period in 2000, an improvement of $3,009,261.  Cash provided by operations was used to pay down $1,305,000 of the Company’s revolving line-of-credit (a reduction of over 33%), reduce long-term debt and to a lesser degree, for the purchase of equipment.   The Company has funded its current operations with working capital provided by operations.

The current ratio at September 30, 2001 and December 31, 2000 was 1.3 to 1.  Working capital equaled $1,507,949 on September 30, 2001, compared to $2,074,820 on December 31, 2000.  The decrease in working capital is attributed to reductions in accounts receivable and inventory, as well as increases in other accrued expenses, offset, in part, by increased income tax receivable and prepaid expenses and decreased accounts payable and short-term borrowings.

The Company has a $3,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through November 2001.  Interest on advances is at the bank’s reference rate (6.5 percent at September 30, 2001) and is due monthly. Advances outstanding on the revolving line-of-credit at September 30, 2001 and December 31, 2000 were $2,619,501 and $3,924,501, respectively.  Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 60 percent of eligible inventory plus 25 percent of work in process.  In addition, the line-of-credit agreement contains certain reporting and operating covenants.

The Company has maintained financing arrangements with Wells Fargo Bank since February of 1996.  In the fall of 2000, the Company increased the maximum loan amount under its line-of-credit agreement with Wells Fargo Bank to $4,500,000 from the $3,500,000 level which had been in place throughout 2000, to address working capital demands largely attributable to increased production for one of the Company’s key customers.  At December 31, 2000, the Company was in violation of certain covenants under the line-of-credit agreement and Wells Fargo Bank waived the covenants through December 31, 2001.  The Company and Wells Fargo Bank agreed to extendthe line of credit from August 31, 2001through November 30, 2001, with a reduced maximum loan amount of $3,500,000, on the terms described above.

The Company is engaged in discussions with Wells Fargo and other financing sources to provide financing beyond November 30, 2001.  There is no assurance that the Company will be successful in obtaining financing arrangements on terms acceptable to the Company.  The Company may find it necessary to accept financing arrangements which limit the Company’s ability to achieve growth.

ADDITIONAL INFORMATION

During the second quarter of 2001, the Company engaged the Value Enhancement Solutions team of RSM McGladrey, Inc. to facilitate continuing efforts in comprehensive corporate strategic planning with the management team and board of directorsof Winland Electronics, Inc.  This is especially crucial during this current economic downturn.

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

The Company derives a significant portion of its revenues from a small number of major OEM customers that are not subject to any long-term contracts with the Company.  If any major customer should for any reason decrease the volume of their business or stop doing business with the Company, the Company’s business would be adversely affected.   Some of the Company’s customers are not large, well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing.  To the extent that the Company’s customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

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

The Company’s ability to execute its business plan to increase sales depends upon the availability of sufficient financing, both equity and debt, to meet fixed and variable costs associated with such growth.  In the current economic environment, banks and other sources of financing are becoming increasingly conservative in their lending and investment policies.  There is no assurance that the Company will be able to obtain the financing necessary to achieve its goals.

PART II – OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held a Special Meeting of Shareholders on August 21, 2001.

(b)

Proxies for the Special Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The meeting was called upon a demand for a special meeting received by the Company from Dyna Technology, Inc., a Utah corporation solely owned by Ralph I. Call and his spouse, Nola D. Call, which holds more than 10% of the Company’s outstanding Common Stock.  The business transacted at the Special Meeting was limited to the following purpose given in Dyna Technology’s demand:

To simultaneously remove all incumbent directors from the Board of Directors of the Company and to elect all of the following individuals to serve as directors of the Company:

	Ralph I. Call	James J. Kamp	Robert L. Ring
	Steven A. Fraley	Thompson H. Davis	Gerald E. Brown
Paul R. Holzhueter

Dyna Technology’s proposal failed. The results of the vote taken at such meeting as reported and certified by Corporate Election Services were as follows:

Nominees	FOR	AGAINST	WITHHOLD

Ralph I. Call	1,163,072	1,339,711	14,317

Steven A. Fraley	1,162,172	1,340,611	14,317

Paul R. Holzhueter	1,162,692	1,340,091	14,317

James J. Kamp	1,161,392	1,341,391	14,317

Thompson H. Davis	1,160,472	1,342,311	14,317

Robert L. Ring	1,161,392	1,341,391	14,317

Gerald E. Brown	1,163,342	1,339,441	14,317

(c)	Messrs. Call, Kamp, Davis, Ring and Brown chose not to attend the meeting.
All of the Company’s directors were in attendance.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. None.

(b)

Reports on Form 8-K.  During the quarter ended September 30, 2001, the Company filed Forms 8-K dated (i) August 21, 2001 to announce that the Company’s shareholders voted against a proposal by Dyna Technology, Inc. to remove the Company’s directors and elect a new board of directors at a special meeting held on August 21, 2001 and (ii) September 11, 2001 to report that the Company sent a letter to its shareholders to inform them about the result of the special meeting held on August 21, 2001.

SIGNATURES

                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: October 31, 2001	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief Financial Officer (Principal Financial and Accounting Officer)