Form 10KSB40
period 2001-12-31
WINLAND ELECTRONICS INC
filed 2002-03-29
CIK 749935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File No.: 0-18393

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota

41-0992135

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

________________________

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for fiscal year ended December 31, 2001: $ 15,394,754.

The aggregate market value of the Common Stock held by non-affiliates as of March 22, 2002 was approximately  $2,224,194 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 2,959,842 shares of Common Stock, $.01 par value, outstanding as of March  22,  2002.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23:  Portions of the Company’s Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes  ☐   No  ☒

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the “Company”) was incorporated as a Minnesota corporation in October 1972.  The Company designs and manufactures custom electronic controls and assemblies primarily for OEM customers.  Revenues from OEM customers provided 82% of the Company’s total revenue in 2001.  The Company provides controls and assemblies to several OEM customers who market their products to a wide variety of industries.  The Company continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security products.  In addition, the Company has developed a proprietary line of customizable motor controls and a GPS antenna.

PRODUCTS

The Company designs, produces and distributes products in two product categories defined as “Electronic Manufacturing Services (EMS) for Original Equipment Manufacturers (OEM) Customers” and “Proprietary Products and Services”, primarily for the Security/Industrial, motor control and GPS markets.

Electronic Manufacturing Services for OEM Customers:

The Company designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers.  The Company is positioned to offer complete solutions to OEM customer needs by providing additional value-added services that complement the Company’s contract manufacturing capabilities.  The services provided may include product design, value engineering, manufacturing engineering, testing, out-of-warranty repair, shipping, and warehousing.  These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty.   Although the Company has purchase orders in place for many of its OEM customers which are scheduled to be fulfilled in 2002, these customers can terminate their relationship with the Company at any time.  Therefore, there is no assurance that the Company will continue to be engaged by any of these customers.  Sales to OEM customers accounted for 82% and 85% of the Company’s total sales during 2001 and 2000, respectively.

Proprietary Products:

The Company’s proprietary products include an established family of environmental security products, a line of DC motor controllers that can be customized to meet customer requirements, and the SatSource™ GPS antenna product line that provides both standard and custom solutions for users of global positioning systems technology.  The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures.  The Company’s  “ALERT” series of products may be hooked up to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions.  Proprietary product sales accounted for 18% and 15% of the Company’s total sales for 2001 and 2000, respectively.

Marketing and Distribution:

The Company markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts and referrals from existing customers, suppliers and electronic design firms.  One of the Company’s key marketing objectives is to form long-term business relationships with OEM customers by working to develop a degree of technological interdependence between itself and the customer.  With this in mind, the Company has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs.  The Company plans to achieve continued growth in OEM sales by responding to customer needs with exceptional service, technical expertise, and continuing to deliver quality, cost-effective controls and assemblies to its OEM customers.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers.  The Company has begun to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago area.

The Company markets its proprietary products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions.  Currently, the Company sells its environmental security products through a distribution network of over 375 locations in the United States, Canada, Mexico, and Europe.  The Company continues to explore opportunities with its proprietary product lines, to expand into additional markets, as well as design new products.

Source of Materials:

Raw material components and some subassemblies are purchased from outside vendors, qualified through a vendor qualification process and inspected in accordance with Company inspection policies before being incorporated into products.   Certain purchased components and subassemblies are manufactured to design specifications furnished by the Company, while others are standard off-the-shelf items.  The Company utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications.  If the Company loses one or more of its major components suppliers, and needs to seek alternative suppliers, some delay and possible additional costs may be incurred while obtaining alternative sources.

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

WATERBUG , TEMP ALERT, ENVIRONMENTAL SECURITY and SATSOURCE .

Seasonality and Working Capital:

Due to the diversity of the Company’s customer mix, the Company’s business and working capital needs are not seasonal.  Changes in the types of products produced for significant OEM customers could materially affect the seasonality of the Company’s business in subsequent years.

Significant Customers:

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial.  Due to the nature of the Company’s contract manufacturing relationships, there is a significant degree of dependence between these customers and the Company.  As a group, customers whose individual revenues equaled or exceeded 10% of the Company’s net sales revenues were responsible for net sales of $10.1 million, or 66% of total net sales, in 2001 and net sales of $14.1 million, or 72% of total net sales, in 2000.

Select Comfort Corporation has been one of the Company’s most significant customers during both 2001 and 2000, with sales of 35% and 32% of the Company’s net sales in 2001 and 2000, respectively.  Select Comfort Corporation is a Minnesota based air-sleep system manufacturer in the bedding industry.  The design and manufacturing services provided to Johnson Outdoors Inc. accounted for 16% and 17% of the Company’s net sales during 2001 and 2000, respectively.  Johnson Outdoors Inc. is a Wisconsin based manufacturer of recreational products.  The design and manufacture services provided to PeopleNet Communications Corporation accounted for 15% and 23% of the Company’s net sales during 2001 and 2000, respectively.  PeopleNet

Communications Corporation is a Minnesota based manufacturer of a locating and mobile communications system for the long-haul and short-haul transportation industry.  Due to a re-negotiation of the manufacturing agreement with PeopleNet Communications Corporation in August 2001, the Company expects the percentage of total sales to PeopleNet Communications Corporation to significantly reduce during 2002 and subsequent periods.

Sales of the Company’s proprietary products accounted for 18% of total sales for 2001 and 15% for 2000.  In 2001, nearly 37% of all proprietary products sales were to one security/industrial distributor, the world’s largest distributor.

Competition:

The Company’s business includes the design and manufacturing of electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products.  The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally.  To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced design production and test equipment.  The Company has been working to position itself as a full service solution to its contract design and manufacture customers.  Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, and company reputation.  The Company believes that it competes favorably with respect to development and design expertise and quality of manufacturing.  The Company’s foreign competitors are often more aggressive in pricing their services and many of the Company’s competitors have greater capacity, and are better-known and better-financed than the Company.

Competition among the security/industrial products has increased in the last two years as additional companies have introduced competing products.  The Company believes, however, that its products offer desirable features at competitive prices.  Significant competitive factors in the market for security/industrial products include product effectiveness and features, price, reliability and company reputation.  The Company believes that it competes favorably with respect to product effectiveness, features, price and reliability.  However, given the Company’s size and relatively small presence in this market, many of the Company’s competitors have an advantage by being larger, better-known and better-financed.

Research and Development:

Throughout 2001, the Company has continued to position itself as a full-service solution to its OEM customers by offering varied design technologies such as, wireless communications, and embedded software design for control systems.  The Company continues to have a strong research and development department that has the ability to service most of the customers’ engineering requirements, including complete new product design, value engineering, and redesign of existing products.  The Company has had a reduction in its engineering staff due to attrition and reassignment of staff without replacement.  The Company believes that it will be able to meet the current needs of its customer base, as well as to expand into new design projects.  The Company spent $840,813 or 5.5% of net sales for research and development expenses for the year ended December 31, 2001, compared to $1,124,714 or 5.8% of net sales for 2000.

Effect on Environmental Regulations:

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Foreign Operations and Export Sales:

In 2001 and 2000, the Company derived less than 2% of its revenues from sales outside the United States.

Personnel:

At December 31, 2001, the Company had 89 employees (eighty-eight full-time and one part-time). During 2000 and early 2001, the Company also used temporary labor services during peak production times.  The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2.                  DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota.  The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company.   Management believes that the current facility adequately supports the Company’s present and near future operations.  Management believes its property is adequately covered by insurance.  The Company’s office and manufacturing facility are subject to mortgages securing an aggregate amount of debt, which was equal to $2,045,144 as of December 31, 2001.

ITEM 3.                  LEGAL PROCEEDINGS

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 20, 2001.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The Company included in its proxy material a shareholder proposal submitted by Dyna Technology, Inc.The shareholder proposal demanded that the Board take any action necessary to establish a Company policy under which bonuses and stock option grants to officers would be limited to only periods that the Company outperforms the Dow Jones Industrial Index by at least 10%.  Dyna Technology, Inc. and its Shareholder Protective Committee solicited proxies for Dyna Technology’s shareholder proposal and for Robert L. Ring and Gerald E. Brown who were nominated to be elected as directors in opposition to the Company’s nominees.

The shareholder proposal failed with a vote of 778,411 shares in favor, 1,017,221 shares against, 129,537 shares abstained, with 520 shares not included because of an invalid proxy.

Lorin E. Krueger, S. Robert Dessalet, Thomas J. de Petra, R. Terren Dunlap and James L. Reissner were elected to serve as directors of the Company until the next annual meeting of shareholders, with the following votes received by each of the nominees:

Nominees	Votes For	Votes Against/Withheld
Lorin E. Krueger	1,885,115	40,574
S. Robert Dessalet	1,167,264	758,425
Thomas J. de Petra	1,179,620	746,069
R. Terren Dunlap	1,883,915	41,774
James L. Reissner	1,883,915	41,774
Robert L. Ring	712,151	1,213,538
Gerald E. Brown	699,545	1,226,144

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position
Lorin E. Krueger	46	President, Chief Executive Officer, Secretary and Director

Jennifer A. Thompson, CPA	42	Chief Financial Officer

Kirk P. Hankins	42	Vice President of Sales — EMS Eastern Region

Terry E. Treanor	41	Vice President of Manufacturing

Kimberley E. Kleinow	34	Vice President of Procurement and Materials

Steven W. Vogel	45	Vice President of Engineering

Dale A. Nordquist	47	Vice President of Sales

Lorin E. Krueger has served as Chief Executive Officer of the Company since June 1, 2001, and as President of the Company since January 1999.  In addition, Mr. Krueger has served as Secretary of the Company since 1983.  Mr. Krueger served as the Company’s Chief Operating Officer from January 1999 until June 2001 and as its Senior Vice President of Operations from March 1987 until January 1999.  Mr. Krueger has been an employee of the Company since 1976 and served as its Vice President from January 1977 to March 1987.

Jennifer A. Thompson, CPA, has served as Chief Financial Officer since June 2001.  She joined the Company as Vice President of Financial Operations in August 2000.  Ms. Thompson was a principal in Biebl, Ranweiler, Christiansen, Meyer, Thompson & Co. Chtd., a public accounting firm in New Ulm, Minnesota, from October 1996 to August 2000.  Ms. Thompson practiced as a certified public accountant in the Mankato area for twenty years.

Kirk P. Hankins has served as Vice President — EMS Eastern Region since January 2002.  He served as Vice President of Sales and Marketing of the Company from April 1989 to January 2002.  He served as a director of the Company from 1990 until June 2001.  Mr. Hankins served as Secretary of Playtronics Corporation, a manufacturer of electronic toys, from October 1985 until March 1990, when Playtronics merged into the Company, and as Vice President of Playtronics from October 1985 until April 1989.  From 1984 to 1985, Mr. Hankins was the Marketing Manager of the Company.  Kirk P. Hankins is the brother of Kimberley E. Kleinow, Vice President of Procurement and Materials.

Terry E. Treanor joined the Company in July 1994 and was elected as Vice President of Manufacturing on June 28, 1996, prior to which he served in various capacities, including Quality Assurance Manager and Operations Manager.  Mr. Treanor was employed by Onan Corp., a power generation company, from January 1985 until July 1994, serving most recently as Supplier Quality Engineer.

Kimberley E. Kleinow joined the Company in October 1991 and was elected as Vice President of Procurement and Materials on December 22, 1997, prior to which she served as Director of Materials from November 1996 to December 1997 and as Purchasing Manager from October 1991 to November 1996.  Kimberley Kleinow is the sister of the Company’s Vice President of Sales and Marketing, Kirk P. Hankins.

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

Dale A. Nordquist joined the Company in October 2001 as Vice President of Sales.  from May 1999 to October 2001, Mr. Nordquist served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc., which filed for Chapter 7 bankruptcy in January 2001 and was acquired by MagStar Technologies, Inc. in February 2001.  From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultraminiature electronic devices and high technology products incorporating these devices.

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 27, 2000, the Company’s Common Stock was listed on the American Stock Exchange (“AMEX”) under the symbol WEX.  Prior to being listed on AMEX, the Company’s Common Stock was traded on Nasdaq SmallCap Market under the symbol WLET. The following table sets forth the high and the low bid quotations, as reported by the Nasdaq SmallCap Market through January 27, 2000 and as reported by AMEX thereafter.

Fiscal Year Ended December 31, 2001	Low	High
First Quarter	1.250	1.938
Second Quarter	1.150	1.550
Third Quarter	0.800	1.500
Fourth Quarter	0.500	1.180

Fiscal Year Ended December 31, 2000	Low	High
First Quarter (1)	2.250	3.625
Second Quarter	1.875	3.188
Third Quarter	1.875	2.875
Fourth Quarter	1.875	2.500

(1) The Nasdaq bid quotations represent interdealer prices and do not include retail markets mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

On March 22, 2002, the fair market value of the Company’s Common Stock was $.86 based on the closing sale price quoted by AMEX on that date.  As of December 31, 2001, the Company had approximately 465 shareholders of record.

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

ITEM 6.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS — 2001 vs. 2000

Net Sales:  The Company recorded net sales of $15,394,754 for the year ended December 31, 2001, a decline of $4,105,582 or 21.1% from $19,500,336 for the year ended December 31, 2000.  The reduction in sales is attributed to lower sales to OEM customers, most notably reduced sales to PeopleNet Communications.  In mid August of 2001 the Company negotiated a release of its manufacturing agreement with PeopleNet for the production of the customers base unit.  The Company continues to supply manufacturing services to PeopleNet, but at a reduced level.  Management believes that the reduced PeopleNet sales will permit the company to take advantage of other opportunities at gross margin levels more consistent with its business objectives.  In addition, sales to several other OEM customers were lower in 2001.  This is attributable to reduced customer demand consistent with the broader slowing of the economy.  As a percentage of net sales, sales of Winland’s proprietary products increased for the twelve months ended December 31, 2001, compared to 2000.

The Company’s OEM customers have given the Company purchase orders and forecasts having an aggregate value in excess of $10.5 million over the next 18 months.

The loss of any significant OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term, results.  Although the loss of a portion of the PeopleNet production has had an effect on the Company’s revenues, management believes that this change will allow the organization to take advantage of other opportunities.

Gross Profits:  Gross profit was $2,599,509 or 16.9% of net sales for the year ended December 31, 2001, compared to $2,967,030 or 15.2% of net sales for the same period in 2000.  As a percentage of net sales, gross profits increased 1.7% for the year ended December 31, 2001 compared to 2000.  The increase in gross profit, as a percentage of sales, is attributed to sales mix for the year combined with the Company’s ability to reduce direct and variable indirect expenses as sales declined for the period.

Operating Expenses:  General and administrative expense was $1,606,663 or 10.4% of net sales for the year ended December 31, 2001, compared to $1,278,698 or 6.6% of net sales for the same period in 2000. More than $277,000 of the increase is attributable to increased professional fees, shareholder communications and board of director expenses related to the August 21, 2001 special shareholders’ meeting requested by dissident shareholder, Dyna Technology, Inc., and an annual meeting contested by Dyna Technoloy, Inc.  In addition, the Company incurred a $205,591 expense related to an executive severance package in connection with the May 2001 resignation and release of employment agreement of W. Kirk Hankins, the former Chief Executive Officer.

Research and development expense (including the development of new products, as well as design services and support to the OEM customer base) was $840,813 or 5.5% of net sales for the year ended December 31, 2001, compared to $1,124,714 or 5.8% of net sales for 2000.  The decline in research and development expense for the year is primarily attributed to employee attrition and reassignment without replacement, offset in part by increased facility and information technology expenses.

Sales and marketing, including project management, was $716,821 or 4.7% of net sales for the year ended December 31, 2001, compared to $671,080 or 3.4% of net sales for the same period in 2000.  The increase is primarily due to increased salaries and salary related expenses in connection with the reassignment of certain personnel to project management.  In addition, information technology and facility expenses increased, offset in part by decreased trade show and promotional expenses.

Interest Expense:  Interest expense was $482,634 or 3.1% of net sales for the year ended December 31, 2001, compared to $485,816 or 2.5% of net sales for the same period in 2000.  While, as a percentage of sales, the interest expense increased, the actual expense decreased over $3,000 for 2001 compared to 2000.  The decline in interest expense is attributed to a reduction in long-term debt, lower interest rates on short-term borrowing, offset by increased borrowing on the Company’s revolving line-of-credit early in the year and increased interest on long–term lease agreements due to a significant lease on capital equipment commenced in December 2000.

Net Loss:  The Company  reported a net loss of $876,729 or $0.30 per basic and diluted share and a net loss of $309,523 or $0.11 per basic and diluted share for the years ended December 31, 2001 and 2000 respectively.  The net loss for 2001 is primarily due to lower sales volumes to OEM customers and additional non-recurring, general and administrative expenses in excess of $482,000 directly associated with the resignation of the company’s former Chief Executive Officer, fees and expenses related to the August 21, 2001 special shareholders’ meeting and the contested annual meeting in December 2001.   In addition, the Company provided for a valuation allowance against its net deferred tax assets of $315,000., which contributed to the net loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $3,040,357 for the year ended December 31, 2001, compared to cash used for operating activities of $1,501,570 for the same period in 2000, an improvement of $4,541,927.  Cash provided by operations was used to pay down $1,943,000 of the Company’s revolving line-of-credit (a reduction of over 49%), reduce long-term debt and to a lesser degree, for the purchase of equipment.   The Company has funded its current operations with working capital provided by operations.

The current ratio at December 31, 2001 was 1.4 to 1, compared to 1.3 to 1 at December 31, 2000.  Working capital equaled $1,367,666 on December 31, 2001, compared to $2,074,820 on December 31, 2000.  The decrease in working capital is attributed to reductions in accounts receivable, inventory, and deferred taxes, offset, in part, by increased income tax receivable and prepaid expenses and decreased accounts payable and short-term borrowings.

The Company has a $3,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through September 15, 2002.  Interest on advances are 2% over the bank’s reference rate (6.75 percent at December 31, 2001) and is due monthly.  Advances outstanding on the revolving line-of-credit at December 31, 2001 and December 31, 2000 were $1,981,501 and $3,924,501, respectively.  Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 50 percent of eligible inventory.  In addition, the line-of-credit agreement contains certain reporting and operating covenants.  One such covenant required the Company to have no more than a $710,000 net loss for 2001.  Theprovision for a valuation allowance against net deferred tax assets of $315,000, although not affecting the net loss before income taxes, created a violation of this covenant at December 31, 2001, which was subsequently waived by the bank.

The Company has maintained financing arrangements with Wells Fargo Bank since February of 1996.  In the fall of 2000, the Company increased the maximum loan amount under its line-of-credit agreement with Wells Fargo Bank to $4,500,000 from the $3,500,000 level which had been in place throughout 2000, to address working capital demands largely attributable to increased production for one of the Company’s key customers.  At December 31, 2000, the Company was in violation of certain covenants under the line-of-credit agreement and Wells Fargo Bank waived the covenants through December 31, 2001.  The Company and Wells Fargo Bank agreed to extend the original $3,500.000 line of credit from August 31, 2001 through November 30, 2001.  In December 2001, the line of credit was extended again through March 1, 2002.

On March 19, 2002, the Company  extended the line-of-credit agreement with Wells Fargo through September 15, 2002 under the terms described above.  The Company will continue to explore other financing sources, including asset-based lending, to provide financing beyond September 15, 2002.   There is no assurance that the Company will be successful in obtaining financing arrangements on terms acceptable to the Company.  The Company may find it necessary to accept financing arrangements which limit the Company’s ability to achieve growth.

A summary of our contractual cash obligations at December 31, 2001 is as follows:

	Payments due by period
Contractual Obligations	Total	2002	2003	2004	2005	2006 and thereafter
Long-term debt, including interest	$3,438,800	$662,800	$551,800	$964,300	$1,097,300	$162,600
Operating leases	28,000	18,000	10,000	0	0	0
Purchase agreement for manufacturing equipment	0	0	0	0	0	0
Total contractual cash obligations	$3,466,800	$680,800	$561,800	$964,300	$1,097,300	$162,600

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/31/01	Date of Expiration
Line of credit	$3,500,000	$1,981,501	September 15, 2002

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements.  Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment.  Our major operating assets are accounts receivable, inventory and property and equipment.  We have not experienced significant bad debts expense and our reserve for doubtful accounts of $10,000 should be adequate for any exposure to loss in our December 31, 2001 accounts receivable.  We have also established reserves for slow moving and obsolete inventories and believe the reserve of $135,000 is adequate.  We depreciate our property and equipment over their estimated useful lives.  We have identified one piece of equipment that was impaired in 2001 and wrote it down to its lease buy out value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued.  These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements, including the effect on the license agreement disclosed (see Note 12), will have a material effect on its financial statements.  Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement will be effective for the Company’s fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Statement will be effective for the Company’s fiscal year ending December 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

The Company’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile.  The Company competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and more established reputations.  The Company’s ability to compete successfully in this industry depends, in part, upon the price at which the Company is willing to manufacture a proposed product and the quality of the Company’s design and manufacturing services.  There is no assurance that the Company will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent the Company from achieving the growth it anticipates.

The Company’s ability to execute its initiatives to increase sales and expand market share depends upon its ability to develop additional proprietary products and on the availability of sufficient financing, both equity and debt, to meet fixed and variable costs associated with such growth.  In the current economic environment, banks and other sources of financing are becoming increasingly conservative in their lending and investment policies.  There is no assurance that the Company will be able to obtain the financing necessary to achieve its goals.

The Company’s success in providing an improved mix of higher margin proprietary products depends on the effectiveness of its new product development efforts as wells as the timing of such and the availability and costs of any competing products on the market.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are at the pages set forth below:

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Winland Electronics, Inc.

Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc., as of December 31, 2001 and 2000, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

January 25, 2002 (March 19, 2002, as to Note 3)

WINLAND ELECTRONICS, INC.

BALANCE SHEETS

December 31, 2001 and 2000

ASSETS (Note 3)	2001	2000
Current Assets
Cash	$399,749	$38,961
Accounts receivable, less allowance for doubtful accounts of $10,000 (Note 9)	1,993,983	3,435,030
Income tax receivable (Note 6)	177,000	127,252
Inventories (Note 2)	2,439,727	5,270,029
Prepaid expenses and other assets	100,191	56,599
Deferred taxes (Note 6)	—	244,100
Total current assets	5,110,650	9,171,971

Other Assets
Patents and trademarks, net of accumulated amortization of $33,212 in 2001; $31,741 in 2000	1,027	2,498

Property and Equipment, at cost (Note 4)
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,675,897	3,778,392
Data processing equipment	1,301,598	1,277,413
Office furniture and equipment	353,932	351,960
Total property and equipment	8,587,914	8,664,252

Less accumulated depreciation	3,884,440	3,131,612
Net property and equipment	4,703,474	5,532,640
Total assets	$9,815,151	$14,707,109

See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	2001	2000
Current Liabilities
Note payable to bank (Note 3)	$1,981,501	$3,924,501
Current maturities of long-term debt	472,325	713,845
Accounts payable	931,385	2,107,319
Accrued expenses:
Compensation	289,749	225,767
Other	68,024	125,719
Total current liabilities	3,742,984	7,097,151

Long-Term Liabilities
Deferred revenue (Note 5)	187,098	195,238
Long-term debt, less current maturities (Notes 3 and 4)	2,453,909	2,924,885
Deferred taxes (Note 6)	—	189,300
Total long-term liabilities	2,641,007	3,309,423

Total liabilities	6,383,991	10,406,574

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Notes 7 and 8)

Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 2,959,842 shares in 2001 and 2,952,313 shares in 2000	29,598	29,523
Additional paid-in capital	2,249,702	2,242,423
Retained earnings	1,151,860	2,028,589
Total stockholders’ equity	3,431,160	4,300,535
Total liabilities and stockholders’ equity	$9,815,151	$14,707,109

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME

Years Ended December 31, 2001 and 2000

	2001	2000
Net sales (Note 9)	$15,394,754	$19,500,336
Cost of sales	12,795,245	16,533,306
Gross profit	2,599,509	2,967,030

Operating expenses:
General and administrative	1,606,663	1,278,698
Research and development	840,813	1,124,714
Sales and marketing	716,821	671,080
	3,164,297	3,074,492

Operating loss	(564,788)	(107,462)

Other income (expenses):
Interest expense	(482,634)	(485,816)
Interest income	25,552	75,352
Other, net	19,541	42,603
	(437,541)	(367,861)

Loss before income taxes	(1,002,329)	(475,323)

Income tax benefit (Note 6)	(125,600)	(165,800)
Net loss	$(876,729)	$(309,523)

Earnings (loss) per share data:
Basic	$(0.30)	$(0.11)
Diluted	(0.30)	(0.11)

Weighted-average number of common shares outstanding:
Basic	2,954,128	2,936,033
Diluted	2,954,128	2,936,033

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001 and 2000

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance on December 31, 1999	2,901,620	$29,016	$2,169,750	$2,338,112	$4,536,878
Issuance of common stock in accordance with employee stock option and purchase plans and warrants exercised (Notes 7 and 8)	50,693	507	72,673	—	73,180
Net loss	—	—	—	(309,523)	(309,523)
Balance on December 31, 2000	2,952,313	29,523	2,242,423	2,028,589	4,300,535
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	7,529	75	7,279	—	7,354
Net loss	—	—	—	(876,729)	(876,729)
Balance on December 31, 2001	2,959,842	$29,598	$2,249,702	$1,151,860	$3,431,160

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001 and 2000

	2001	2000
Cash Flows From Operating Activities
Net loss	$(876,729)	$(309,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	851,061	814,147
Loss on disposal of equipment	11,003	14,986
Deferred taxes	54,800	(108,000)
Changes in assets and liabilities:
Accounts receivable	1,441,047	(903,158)
Income tax receivable	(49,748)	(108,252)
Inventories	2,830,302	(1,816,251)
Prepaid expenses and other assets	(43,592)	1,992
Accounts payable	(1,175,934)	1,015,355
Accrued expenses, including deferred revenue	(1,853)	(102,866)
Net cash provided by (used in) operating activities	3,040,357	(1,501,570)

Cash Flows From Investing Activities
Proceeds from disposal of equipment	18,150	3,285
Purchases of property and equipment	(49,577)	(283,417)
Net cash used in investing activities	(31,427)	(280,132)

Cash Flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(1,943,000)	2,406,000
Principal payments on long-term borrowings, including capital lease obligations	(712,496)	(698,534)
Proceeds from issuance of common stock	7,354	73,180
Net cash provided by (used in) financing activities	(2,648,142)	1,780,646

Net increase (decrease) in cash	360,788	(1,056)

Cash
Beginning of year	38,961	40,017
End of year	$399,749	$38,961

Supplemental Disclosures of Cash Flow Information
Cash payments for (receipts of):
Interest	$482,818	$482,996
Income taxes	(130,815)	98,852

Supplemental Schedule of Noncash Investing and Financing Activities
Capital lease obligations incurred for the use of equipment	$—	$441,598

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

A summary of the Company’s significant accounting policies follows:

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates.

Revenue recognition: Revenue from product sales is recognized when shipped, FOB shipping point.  Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold.

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

Depreciation: It is the Company’s policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets.  Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets or capital lease term, as follows:

Years
Land improvements	17–20
Building	39–40
Machinery and equipment	5–7
Data processing equipment	3–7
Office furniture and equipment	3–7

Long-lived assets: The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  In 2000, management has determined that no impairment of long-lived assets exists.  In 2001, the Company recognized an impairment charge on certain equipment of approximately $63,000.

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

Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares.

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 7). For 2001 and 2000, these options and warrants were not included in the computation of diluted earnings per share because the Company has incurred a loss for the period.  The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect.  Therefore, basic and diluted loss per share amounts are the same for 2001 and 2000.

Research and development expense: The Company expenses research and development costs as incurred.  Research and development expenses of $840,813 and $1,124,714 were charged to operations during the years ended December 31, 2001 and 2000, respectively.

Emerging accounting standards: The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted in the fiscal year ended December 31, 2001. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  SFAS No. 133 did not have any effect on the Company’s financial statements.

In July 2001, the Financial Accounting Standards Board issued two statements—Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which will potentially impact the Company’s accounting for its reported intangible assets.  The standards generally are required to be implemented by the Company in its 2002 financial statements.  The adoption of these standards is not expected to have a material impact on the Company’s financial statements.

In September 2001, the FASB issued Statement No. 143, Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement will be effective for the Company’s fiscal year ending 2003. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, replaces Statement No. 121—an earlier pronouncement on this topic.  The new statement establishes a single accounting model for long-lived assets to be disposed of by sale.  Statement No. 144 will be effective for the Company’s fiscal year ending 2002. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Reclassifications: Certain 2000 costs of sales and operating expenses have been reclassified to be in conformity with the 2001 presentation.  These reclassifications have had no effect on previously reported net loss or net loss per share data.

Note 2.                                  Inventories

The components of inventories at December 31, 2001 and 2000, are as follows:

	December 31
	2001	2000
Raw materials	$2,006,461	$4,713,476
Work in progress	138,859	288,991
Finished goods	429,407	319,562
Obsolescence reserve	(135,000)	(52,000)
Total	$2,439,727	$5,270,029

Note 3.                                  Financing Arrangement and Long-Term Debt

Financing arrangement: The Company had a $3,500,000 revolving line-of-credit agreement through March 1, 2002. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable and 50 percent of eligible inventories plus 25 percent of work in process.  Interest on advances is at the prime rate plus 2.0 percent (6.75 percent at December 31, 2001) and is due monthly.  Advances outstanding on the revolving line-of-credit agreement at December 31, 2001 and 2000, were $1,981,501 and $3,924,501, respectively.  On March 19, 2002, the line-of-credit agreement was extended through September 15, 2002.

Long-term debt: The following is a summary of long-term debt:

	December 31
	2001	2000
6.941% note payable, due in monthly installments of $15,221, including interest, to January 1, 2005, when the remaining balance is payable, secured by property and equipment (a)	$1,127,505	$1,228,072
4% note payable, due in monthly installments of $3,698, including interest, to January 1, 2005, when the remaining balance is payable, secured by property and equipment	306,096	337,547
8.25% note payable, due in monthly installments of $5,150, including interest, to September 2004, secured by equipment	486,890	507,051
6% note payable, due in monthly installments of $1,665, including interest, to November 2009, secured by building	124,653	136,761
Capital lease obligations, due in various monthly installments, with interest ranging from 7.24% to 10.04%, to November 2006, secured by equipment (Note 4)	881,090	1,346,013
Other	—	83,286
	2,926,234	3,638,730

Less current maturities	472,325	713,845
Total long-term debt	$2,453,909	$2,924,885

Approximate maturities of long-term debt for years subsequent to December 31, 2001, are as follows:

2002	$472,000
2003	393,000
2004	814,000
2005	1,096,000
2006	99,000
Thereafter	52,000
Total	$2,926,000

(a)                                  These agreements contain certain reporting and operating covenants.  The Company was in violation of certain covenants at December 31, 2001, which were subsequently waived by the bank.

Note 4.           Commitments and Contingencies

Capital leases:     The Company is leasing certain equipment under capital leases.  The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2001 and 2000, are as follows:

	2001	2000
Cost	$2,070,802	$2,898,400
Accumulated depreciation	1,105,106	1,397,125
Net leased property under capital leases	$965,696	$1,501,275

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2001, are approximately as follows:

2002	$562,000
2003	355,000
2004	244,000
2005	250,000
2006	93,000
Thereafter	86,000
Total minimum lease payments	1,590,000

Less amount representing interest	709,000
Present value of net minimum lease payments (included in long-term debt)	$881,000

Operating leases: The Company leases certain equipment and vehicles under noncancelable operating leases through September 2003. The Company is responsible for all repairs and maintenance, insurance, and other related expenses in connection with these leases.

Rental and other related expenses for the above leases for the years ended December 31, 2001 and 2000, were approximately $103,000 and $150,000, respectively.

Approximate future minimum annual lease payments under these leases as of December 31, 2001, are as follows:

Years ending December 31:
2002	$23,000
2003	12,000
$35,000

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

Note 6.   Income Taxes

Components of the provision for (benefits of) income taxes are as follows:

	December 31
	2001	2000
Currently (refundable) payable	$(180,400)	$(57,800)
Deferred	54,800	(108,000)
	$(125,600)	$(165,800)

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2001	2000
Statutory U.S. income tax rate	(35)%	(35)%
State taxes, net of federal tax effect	(1)%	(1)%
Tax benefit of NOL and credit carryforwards	(7)%	(6)%
Research and development tax credit	(7)%	(9)%
Utilization of federal NOL carryback	6%	15%
Valuation allowance	31%	—%
Other	—%	1%
Effective income tax rate	(13)%	(35)%

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2001 and 2000:

	December 31
	2001	2000
Deferred tax assets:
Inventory	$79,800	$82,600
Allowance for doubtful accounts	3,700	3,700
NOL carryforwards and tax credits	313,000	89,100
Other	72,300	68,700
	468,800	244,100

Deferred tax liabilities:
Property and equipment	153,600	189,300
	315,200	54,800

Valuation allowance	(315,200)	—
Net deferred tax assets	$—	$54,800

During the year ended December 31, 2001, the Company recorded a valuation allowance of $315,200. The valuation allowance was established by management due to the difficulties in predicting when the net deferred tax assets would be utilized and the amount of future taxable income that may be generated.  Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income.  There was no other activity in the valuation allowance account during 2001 and 2000.

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying balance sheets at December 31, 2001 and 2000, as follows:

	December 31
	2001	2000
Current assets	$—	$244,100
Noncurrent liabilities	—	189,300

At December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $174,000 and $1,080,000, respectively.  These carryforwards expire in 2021 and 2016, respectively.  In addition, the Company has approximately $146,000 of tax credits that expire in 2021.

Note 7.   Stock-Based Compensation Plans

Stock option plan: The Company has reserved 750,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors.  Option prices are the respective market values of the stock at the time the options were granted.  Options become exercisable as determined at the date of grant by a committee of the Board of Directors.  Options generally expire five years after the date of grant, unless an earlier expiration date is set at the time of grant.

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

	December 31
	2001	2000
Net loss—as reported	$(876,729)	$(309,523)
Net loss—pro forma	(915,882)	(359,096)
Net loss per share, basic—as reported	(0.30)	(0.11)
Net loss per share, diluted—as reported	(0.30)	(0.11)
Net loss per share, basic—pro forma	(0.31)	(0.12)
Net loss per share, diluted—pro forma	(0.31)	(0.12)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000:

	December 31
	2001	2000
Expected life of options	3 years	3 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	61.6%	60.9%
Risk-free interest rate	6.5%	5.2%

The pro forma effect on earnings in 2001 and 2000 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Additional information relating to all outstanding options as of December 31, 2001 and 2000, is as follows:

	2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of year	405,000	$2.10	427,000	$1.98
Exercised	—	—	(62,000)	1.84
Expired	(103,400)	2.13	(80,000)	2.00
Granted	74,000	0.72	120,000	2.26
Options outstanding, end of year	375,600	$1.80	405,000	$2.08

Weighted-average fair value of options granted during the year, computed using the Black- Scholes option pricing model		$0.42		$1.02

Options exercised in 2000 were on a cashless basis, resulting in the issuance of only 13,955 shares of common stock.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.53 to $0.92	74,000	5.4	$0.72	20,000	$0.84
$1.75	141,600	1.1	1.75	122,700	1.75
$1.88 to $2.00	63,000	3.2	1.98	30,600	1.97
$2.25 to $2.94	97,000	2.9	2.59	64,600	2.63
	375,600		$1.80	237,900	$1.94

At December 31, 2000, there were 226,100 options exercisable at a weighted-average exercise price of $2.07.

Note 8.   Employee Benefit Plans

Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements.  Employees are allowed to make contributions up to 15 percent of their eligible compensation.  The plan also provides for a company-sponsored match to be determined each year by the Board of Directors.  The Company contributed approximately $71,200 and $79,400 to the plan for the years ended December 31, 2001 and 2000, respectively.  In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors.  There were no discretionary contributions to the plan for the years ended December 31, 2001 and 2000.

Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 15 percent of eligible compensation.  The plan provides for two annual six-month phases beginning January 1 and July 1, the grant dates.  On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date.  The employee stock purchase plan expires December 31, 2002. A total of 100,000 shares were originally available for purchase under the plan.  There were 7,529 and 8,526 shares purchased under the plan for the years ended December 31, 2001 and 2000, respectively.

Note 9.   Major Customers, International Sales, and Enterprisewide Disclosures

Major customers: The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2001 and 2000, as follows:

	2001	2000
Sales percentage:
Customer A	35%	32%
Customer B	16%	17%
Customer C	15%	23%
Accounts receivable percentage at December 31:
Customer A	38%	21%
Customer B	19%	10%
Customer C	2%	35%

International sales: Export sales to international customers for 2001 and 2000 were approximately $290,000 and $256,000, respectively.  Accounts receivable from international customers were approximately $27,000 and $20,000 at December 31, 2001 and 2000, respectively.

Enterprisewide disclosures: The following table presents revenue from external customers for each of the Company’s groups of products and services:

	2000	2001
Proprietary products and services, primarily for the security/industrial, motor control, and GPS market	$2,777,400	$2,934,700
Electronic controls and assemblies for OEM customers	12,617,300	16,565,600
	$15,394,700	$19,500,300

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the directors of the Company is incorporated by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders under the caption “Election of Directors”.

The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders under the caption “Compliance with Section 16(a) of the Exchange Act.”

ITEM 10.                      EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of  Shareholders under the caption “Certain Transactions.”

ITEM 13.                      EXHIBITS AND REPORTS ON FORM 8–K

EXHIBITS.

The following Exhibits are included in this report:  See “Exhibit Index to Form 10-KSB” immediately following the signature page of this Form 10–KSB.

REPORTS ON FORM 8-K.

No reports on Form 8–K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Dated: March 25, 2002	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Lorin E. Krueger and Jennifer A. Thompson as his true and lawful attorneys–in–fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10–KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys–in–fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys–in–fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date
/s/ Lorin E Krueger,	March 25, 2002
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Jennifer A. Thompson,	March 25, 2002
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ S. Robert Dessalet,	March 21, 2002
Chairman of the Board of Directors

/s/ Thomas J. de Petra,	March 21, 2002
Director

/s/ R. Terren Dunlap,	March 22, 2002
Director

/s/ James L. Reissner,	March 26, 2002
Director

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended	Commission File No. 0-18393
December 31, 2001

WINLAND ELECTRONICS, INC.

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

10.1	Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.2	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1993)**

10.3	Form of Incentive Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.4	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan dated December 22, 1994 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1994)**

10.5	Form of Nonqualified Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S -4, SEC File No. 33-31246)**

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

10.15

Term Loan and Credit Agreement dated as of July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South), First amendment dated October 23, 1998 and Second Amendment dated September 29, 1999 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.16

Revolving Note dated September 29, 1999 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)—(Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.17

Term Note dated September 29, 1999 in the principal amount of $530,052.64 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)—(Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.18

Mortgage in the amount of $57,725 dated May 7, 1996 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) and Note and Mortgage Modification Agreement dated July 31, 1998 and Mortgage Modification Agreement dated September 29, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.19	Mortgage Loan Agreement dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.20

Promissory Note dated October 6, 1999 in the principal amount of $150,000 in favor of the City of Mankato  (Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.21

Agreement for Loan of Minnesota Investment Fund dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.22

Agreement for Loan of Small Cities Development Program Funds dated December 14, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.23

Promissory Note dated December 14, 1999 in the principal amount of $1,321,913.59 in favor of the City of Mankato  (Incorporated by reference to Exhibit 10.24 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.24

Revolving Note dated September 26, 2000 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.25

Third Amendment dated September 26, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.26 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.26

Second Revolving Note dated November 27, 2000 in the principal amount of $1,000,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.27

Fourth Amendment dated November 27, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.28*

Fifth Amendment dated October 10, 2001 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association and Revolving Note dated October 10, 2001 in the principal amount of $3,500,000

10.29*	Security Agreement dated December 19, 2001 between the Company and Wells Fargo Bank Minnesota, National Association

10.30*	Fifth Amendment dated December 28, 2001 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association

10.31*	Sixth Amendment dated March 19, 2002 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association

10.32

Amendment dated August 14, 2000 to Employment Agreement dated January 1, 1999 between the Company and W. Kirk Hankins (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended March 31, 2001)**

10.33	Separation agreement and release dated May 12, 2001 between the Company and W. Kirk Hankins (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2001)**

23.1*	Consent of McGladrey & Pullen, LLP

24.1*	Power of Attorney for Lorin E. Krueger, Jennifer A. Thompson, S. Robert Dessalet Thomas J. de Petra, R. Terren Dunlap, and James L. Reissner (included on signature page of this Form 10-KSB)

*  Filed herewith.

**  Management agreement or compensatory plan or arrangement.