Form 10KSB/A
period 2001-12-31
WINLAND ELECTRONICS INC
filed 2002-04-16
CIK 749935

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Transitional Small Business Disclosure Format (check one)   Yes  ☐    No  ☒

This Form 10-KA-1 is being filed in order to include information required by Part III, Items 9-12, originally intended to be incorporated by reference to the information to be included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART III

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

                The names of the directors of the Company and other information with respect to the directors are set forth below:

Name and Age of Director/Nominee	Age	Current Position with the Company	Director Since
Lorin E Krueger	46	President, Chief Executive Officer, Secretary and Director	1978
S. Robert Dessalet	70	Director	1985
Thomas J. de Petra	55	Director	1994
R. Terren Dunlap	57	Director	2001
James L. Reissner	62	Director	2001

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

                S. Robert Dessalet, CPA, has served as Chairman of the Company’s Board of Directors since June 1, 2001.  Mr. Dessalet has been a self-employed business consultant since August 2000.  He served as Director of Marketing of RJ Morse Enterprises, Inc., a precision machining company, from November 1999 to July 2000.  Mr. Dessalet was self-employed as a management consultant January 1997 to November 1999.  From September 1996 to January 1997, he served as Vice President-Finance and Administration of Rimage Corporation, a manufacturer of computer software duplication and finishing systems after the merger of Rimage Corporation and Dunhill Software Services, Inc.  He served as Vice President-Finance and Administration of Dunhill Software Services, Inc., a software duplication company, from May 1994 to September 1995.  Mr. Dessalet was a consultant for Dessalet & Associates, a business consulting firm, from January 1993 to May 1994.  He was employed by National Poly Products, Inc., a producer of polyethylene packaging film in Mankato, Minnesota, from June 1968 to January 1993 in various capacities including Chief Financial Officer.

                Thomas J. de Petra has been self-employed as a management consultant since June 1999.  From August 1998 to June 1999, he served as Chief Operating Officer of International Concept Development, Inc., a restaurant and hotel developer.  From October 1997 to August 1998, Mr. de Petra served as Chief Operating Officer of Illuminated Media Inc., an advertising company.  From February 1996 to June 1997, Mr. de Petra served as Chief Executive Officer of Nortech Forest Technologies, Inc., continuing to provide services as a consultant until October 1997.  Mr. de Petra was a management consultant from June 1993 to February 1996, and he was Chief Information Officer of IDC Holdings, Ltd. from June 1993 to November 1994.  Mr. de Petra was President and owner of de Petra & Associates, Inc., a financial communications firm, formerly known as First Financial Investor Relations, Inc., from August 1986 to October 1993.

                R. Terren Dunlap has served as Chief Executive Officer of Ultra-Scan Corporation, an Amherst, New York company that develops and licenses ultrasonic biometric fingerprint systems, since February 2002.  Mr. Dunlap also has served as Chairman of the Board of Duraswitch Industries, Inc. (Nasdaq:DSWT) from May 1997 when he formed Duraswitch, which engineers, markets and licenses its patented electronic switch technology to switch manufacturers and OEMs worldwide. Mr. Dunlap also served as Chief Executive Officer of Duraswitch from May 1997 to February 2002.  From 1983 to 1994, Mr. Dunlap served as Chairman and Chief Executive Officer of Go-Video, Inc., a publicly held manufacturer of consumer electronic video products that he founded, which was recently sold to SonicBlue, Inc.  Mr. Dunlap also serves on the Board of Directors for Advantage Marketing Systems, Inc. (AMEX:AMM), a provider of health and beauty products.

                James L. Reissner has served as President of Activar, Inc. since January 1996 and as Chief Financial Officer of Activar from 1992 until becoming President. Mr. Reissner acted in various management and financial management capacities during the past twenty years, including Managing Director of the Minnesota Region of First Bank Systems, Inc., until 1990.  Since September 10, 2001, Mr. Reissner serves also as Chief Executive Officer of MagStar Technologies, Inc.  Mr. Reissner also serves as a director of Rimage Corporation (Nasdaq:RIMG) and Magstar Technologies, Inc. (Nasdaq:MGST), publicly held Minnesota corporations.

Executive Officers

                The names and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position
Lorin E. Krueger	46	President, Chief Executive Officer, Secretary and Director

Jennifer A. Thompson, CPA	43	Chief Financial Officer

Kirk P. Hankins	40	Vice President of Sales — EMS Eastern Region

Terry E. Treanor	40	Vice President of Manufacturing

Kimberley E. Kleinow	34	Vice President of Procurement and Materials

Steven W. Vogel	45	Vice President of Engineering

Dale A. Nordquist	47	Vice President of Sales

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

Compliance with Section 16(a) of the Exchange Act

                Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 2001, all executive officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements.

ITEM 10.       EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table sets forth certain information regarding compensation paid or accrued during each of the Company’s last three fiscal years for each person who served as Chief Executive Officer during fiscal year 2001.  No other executive officer’s total salary and bonus for fiscal year 2001 exceeded $100,000.

		Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)		Options	All Other Compensation ($)(1)
Lorin E. Krueger(2)	2001	123,600	—	—		—	2,387
President, Chief	2000	123,600	50,000	—		—	3,500
Executive Officer and Secretary	1999	120,000	15,787	—		10,000	3,333

W. Kirk Hankins	2001	72,281	—	74,019	(4)	—	2,387
Former Chief Executive	2000	146,300	50,000	—		—	3,500
Officer(3)	1999	142,000	15,787	—		10,000	3,333

(1)                                  Represents contribution to the Company’s 401(k) Plan for executive officer’s benefit.

(2)                                  Mr. Krueger succeeded Mr. Hankins as Chief Executive Officer effective June 1, 2001, prior to which he served as President and Chief Operating Officer of the Company.

(3)                                  Mr. Hankins resigned as Chief Executive Officer of the Company as of May 31, 2001.

(4)                                  Represents severance payments made to Mr. Hankins.

Option Grants During 2001 Fiscal Year

                The Company did not grant any stock options to the named executive officers in the Summary Compensation Table in fiscal 2001.  The Company has not granted any stock appreciation rights.

Option Exercises During 2001 Fiscal Year and Fiscal Year-End Option Values

                The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during fiscal 2001 and the number and value of options at December 31, 2001.  The Company does not have any outstanding stock appreciation rights.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2001 Exercisable/Unexercisable	Value of Unexercised In the-Money Options at December 31, 2001 Exercisable/Unexercisable(1)
Lorin E. Krueger	—	—	20,000 exercisable 0 unexercisable	$0 exercisable $0 unexercisable

W. Kirk Hankins	—	—	0 exercisable 0 unexercisable	$0 exercisable $0 unexercisable

(1)                                  Value is calculated on the basis of the difference between the option exercise price and  $1.06, the closing sale price for the Company’s Common Stock on December 31, 2001 as quoted by the American Stock Market, multiplied by the number of shares of Common Stock underlying the option.

Compensation to Directors

                Prior to June 1, 2001, the outside directors were paid $500 for attendance at each Board meeting, plus expenses. Beginning on June 1, 2001, the outside directors were paid a retainer of $1,000 per month, with the Chairman receiving an additional $2,000 per month.  Effective as of January 1, 2002, the outside directors began receiving a retainer of $700 per month, with the Chairman receiving an additional retainer of $1,500 per month.  The directors also receive $500 for attendance at each Audit Committee meeting and $300 for each Compensation Committee or Nomination/Governance Committee meeting.  In addition, the Company’s 1997 Stock Option Plan provides for automatic option grants to each director who is not an employee of the Company (a “Non-Employee Director”).  Each Non-Employee Director who is elected for the first time as a director is granted a nonqualified option to purchase 5,000 shares of Common Stock.  Each Non-Employee Director who is re-elected as a director of the Company or whose term of office continues after a meeting of shareholders at which directors are elected shall, as of the date of such re-election or shareholder meeting, automatically be granted a nonqualified option to purchase 5,000 shares of Common Stock.  No director shall receive more than one option pursuant to the formula plan in any one fiscal year.  All options granted pursuant to these provisions are granted at a per share exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, and they are immediately exercisable and expire on the earlier of (i) three months after the optionee ceases to be a director (except by death) and (ii) five (5) years after the date of grant.  In the event of the death of a Non-Employee Director, any option granted to such Non-Employee Director pursuant to this formula plan may be exercised at any time within six (6) months of the death of such Non-Employee Director or until the date on which the option, by its terms, expires, whichever is earlier.

Employment Agreements and Termination of Employment Arrangements

                Effective May 31, 2001, W. Kirk Hankins resigned from his positions as Chief Executive Officer and Chief Financial Officer of the Company and from his positions as a member of the Company’s Board of Directors and as Chairman of the Board.  The Company and Mr. Hankins entered into a Separation Agreement and Release, pursuant to which Mr. Hankins releases the Company from any and all claims arising out of or in connection with his employment with the Company.  In consideration of this release, the Company agreed to make severance payments to Mr. Hankins in the total amount of $155,609.79, less required deductions and withholding.  Mr. Hankins is receiving this amount in installments payable on the Company’s regular payroll dates through June 21, 2002.

                The Company is a party to an Employment Agreement effective January 1, 1999 with Lorin E. Krueger, the Company’s President and Chief Executive Officer, which agreement’s initial term expires December 31, 2003, with additional one-year terms thereafter, unless either party gives notice to the other party 60 days prior to the end of such term that such party wishes to terminate the agreement.  The agreement provides for an annual base salary in an amount determined by the Compensation Committee, which amount the Compensation Committee has determined to be $127,308 for 2002, provided that Mr. Krueger shall be entitled to a 3% increase on July 1, 2002 if certain targets are met.  Mr. Krueger is entitled to receive an annual bonus consisting of stock options and/or a cash payment at the sole discretion of the Compensation Committee.  If Mr. Krueger terminates his employment for good reason during the two years following a change in control of the Company, he is entitled to an amount equal to the salary and bonus paid to him for the two fiscal years preceding such termination, which amount shall be paid in 24 equal monthly installments.  Mr. Krueger has agreed that, during the two-year period following the termination of his employment, except following a change of control as hereinbefore described, he will not (i) compete with the Company, (ii) solicit or communicate with the Company’s customers or (iii) solicit any of the Company’s employees to leave the Company.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table provides information as of March 22, 2002 concerning the beneficial ownership of the Company’s Common Stock by (i) the persons known by the Company to own more than 5% of the Company’s outstanding Common Stock, (ii) each director and nominee of the Company, (iii) the named executive officers in the Summary Compensation Table and (iv) all current executive officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name (and Address of 5%	Number of Shares	Percent
Owner) or Identity of Group	Beneficially Owned(1)	of Class (1)

Lorin E. Krueger	247,354 (2)	8.3%
1950 Excel Drive
Mankato, MN 56001

S. Robert Dessalet	23,026 (3)	*

Thomas J. de Petra	17,000 (4)	*

R. Terren Dunlap	13,000 (5)	*

James L. Reissner	5,000 (4)	*

W. Kirk Hankins	263,837 (6)	8.9%
2113 Northridge Drive
North Mankato, MN 56003

Dyna Technology, Inc.	404,800 (7)	13.7%
225 South Cordova Avenue
LeCenter, MN 56057

All Current Executive Officers	524,570 (8)	16.9%
and Directors as a Group
(11 Individuals)

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

(2)                                  Includes 800 shares held by Mr. Krueger’s spouse and 30,000 shares which may be purchased by Mr. Krueger upon exercise of currently exercisable options.

(3)                                  Represents 6026 shares owned jointly by Mr. Dessalet and his spouse and 17,000 shares which may be purchased by Mr. Dessalet upon exercise of currently exercisable options.

(4)                                  Represents shares which may be purchased upon exercise of currently exercisable options.

(5)                                  Includes 5,000 shares which may be purchased by Mr. Dunlap upon exercise of a currently exercisable option.

(6)                                  Includes 69,842 shares held by Mr. Hankins’s spouse, which shares Mr. Hankins disclaims beneficial ownership of.

(7)                                  Represents shares held by Dyna Technology, Inc., of which Ralph and Nola Call are the sole shareholders.  The voting and dispositive power of the shares is shared by the members of a Shareholders’ Protective Committee, which members include Ralph I. Call, Gerald E. Brown, Thompson H. Davis, James J. Kamp and Robert L. Ring.  The Company has relied on information provided in an amendment to Schedule 13D filed with the Securities and Exchange Commission on September 24, 2001.

(8)                                  Includes 14,895 shares held by family members of officers and directors, and 151,000 shares which may be purchased upon exercise of currently exercisable options.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                James Reissner, who became a director of the Company in 2001, is also a director of Rimage Corporation, a customer of the Company.  In 2001, Rimage’s purchases from the Company totaled $576,050, and the Company expects Rimage’s purchases to be similar in 2002.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8–K

Exhibits

                The following Exhibits are included in this report:  See “Exhibit Index” immediately following the signature page of this Form 10–KSB/A-1.

Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Dated: April 15, 2002	/s/ Lorin E. Krueger
Lorin E. Krueger
President and Chief Executive Officer

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-KSB/A-1

For the fiscal year ended	Commission File No. 0-18393
December 31, 2001

WINLAND ELECTRONICS, INC.

Exhibit
Number	Item

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

10.1	Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.2	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1993)**

10.3	Form of Incentive Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.4	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan dated December 22, 1994 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1994)**

10.5	Form of Nonqualified Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4, SEC File No. 33-31246)**

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

10.15

Term Loan and Credit Agreement dated as of July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South, First amendment dated October 23, 1998 and Second Amendment dated September 29, 1999 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.16

Revolving Note dated September 29, 1999 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South—(Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.17

Term Note dated September 29, 1999 in the principal amount of $530,052.64 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South—(Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.18

Mortgage in the amount of $57,725 dated May 7, 1996 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South and Note and Mortgage Modification Agreement dated July 31, 1998 and Mortgage Modification Agreement dated September 29, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.19	Mortgage Loan Agreement dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.20

Promissory Note dated October 6, 1999 in the principal amount of $150,000 in favor of the City of Mankato  (Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.21

Agreement for Loan of Minnesota Investment Fund dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.22

Agreement for Loan of Small Cities Development Program Funds dated December 14, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.23

Promissory Note dated December 14, 1999 in the principal amount of $1,321,913.59 in favor of the City of Mankato  (Incorporated by reference to Exhibit 10.24 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.24

Revolving Note dated September 26, 2000 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.25

Third Amendment dated September 26, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South (Incorporated by reference to Exhibit 10.26 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.26

Second Revolving Note dated November 27, 2000 in the principal amount of $1,000,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South (Incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.27

Fourth Amendment dated November 27, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.28*

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

  *  Previously filed with Form 10-KSB for year ended December 31, 2001.

**  Management agreement or compensatory plan or arrangement.