Form 10QSB
period 2002-03-31
WINLAND ELECTRONICS INC
filed 2002-04-24
CIK 749935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANE ACT OF 1934

For the Quarter Ended March 31, 2002	Commission File Number: 0-18393

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001

(Address of principal executive offices)

(507) 625-7231

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

There were 2,959,842 shares of Common Stock, $.01 par value, outstanding as of April 22, 2002.

Transitional Small Business Disclosure Format (check one):   Yes  ☐    No   ☒

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.

BALANCE SHEETS

	March 31,	December 31,
ASSETS	2002	2001
	(UNAUDITED)
Current Assets
Cash	$322,220	$399,749
Accounts and notes receivable, net	1,952,211	1,993,983
Income tax receivable	127,837	177,000
Inventories	2,409,324	2,439,727
Prepaid expenses	116,105	100,191
Total current assets	4,927,697	5,110,650

Other Assets
Patent and trademarks, net of amortization	918	1,027

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,665,092	3,675,897
Data processing equipment	1,306,446	1,301,598
Office furniture and equipment	352,834	353,932
Total property and equipment	8,580,859	8,587,914
Less accumulated depreciation	(4,065,483)	(3,884,440)
Net property and equipment	4,515,376	4,703,474
Total assets	$9,443,991	$9,815,151

See Notes to the Interim Financial Statements

BALANCE SHEETS

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001
	(UNAUDITED)
Current Liabilities
Note payable to bank	$1,261,501	$1,981,501
Current maturities of long-term debt	427,540	472,325
Accounts payable	1,133,125	931,385
Accrued expenses:
Compensation	246,688	289,749
Other	135,710	68,024
Total current liabilities	3,204,564	3,742,984

Deferred Revenue	185,063	187,098
Long-Term Debt, less current maturities	2,342,131	2,453,909
Total long-term liabilities	2,527,194	2,641,007

Total liabilities	5,731,758	6,383,991

Stockholders' Equity
Common stock	29,598	29,598
Additional paid-in capital	2,249,702	2,249,702
Retained earnings	1,432,933	1,151,860
Total stockholders' equity	3,712,233	3,431,160
Total liabilities and stockholders' equity	$9,443,991	$9,815,151

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME

For the Three Months Ended March 31, 2002 and 2001

(UNAUDITED)

	2002	2001
Net sales	$4,285,647	$4,531,107
Cost of sales	3,200,079	3,832,059
Gross profit	1,085,568	699,048

Operating expenses:
General and administrative	303,242	318,632
Sales and marketing	236,037	169,327
Research and development	148,781	254,340
	688,060	742,299

Operating income (loss)	397,508	(43,251)

Other income (expenses):
Interest expense	(78,768)	(155,941)
Other income, net	11,333	638
	(67,435)	(155,303)

Income (loss) before income taxes	330,073	(198,554)

Income tax (expense) benefit	(49,000)	69,000
Net income (loss)	$281,073	$(129,554)

Earnings (loss) per share data:
Basic	$0.09	$(0.04)
Diluted	0.09	(0.04)

Weighted-average number of common shares outstanding:
Basic	2,959,842	2,952,313
Diluted	2,982,802	2,952,313

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001

(UNAUDITED)

	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$281,073	$(129,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	197,523	205,343
Loss on disposal of equipment	433	4,854
Changes in assets and liabilities:
Accounts and notes receivable	41,772	738,777
Income taxes receivable	49,163	(69,000)
Inventories	30,403	220,716
Prepaid expenses	(15,914)	(38,380)
Accounts payable	201,740	(328,058)
Accrued expenses, including deferred revenue	22,590	(46,027)
Net cash provided by operating activities	808,783	558,671

Cash Flows From Investing Activities
Purchases of property and equipment	(9,749)	(43,223)
Proceeds from sale of equipment	-	14,000
Net cash used in investing activities	(9,749)	(29,223)

Cash flows From Financing Activities
Net payments on revolving credit agreement	(720,000)	(355,000)
Payments on long-term borrowings, including capital lease obligations	(156,563)	(193,256)
Net cash used in financing activities	(876,563)	(548,256)

Net decrease in cash	(77,529)	(18,808)

Cash
Beginning	399,749	38,961
End	$322,220	$20,153

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$79,030	$156,421
Income taxes	1,250	-

See Notes to Interim Financial Statements

WINLAND ELECTRONICS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.                   Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  In management’s opinion all adjustments necessary for a fair presentation of the results for the interim period have been reflected in the interim financial statements.  The results of operations for any interim period are not necessarily indicative of the results for a full year.    All adjustments to the financial statements are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted.  Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, lease and license commitments and stock options.  Management presumes that users of the interim statements have read or have access to the audited financial statements included in the company’s most recent annual report on Form 10-KSB.

Note 2.                   Inventories

Major components of inventory at March 31, 2002 and December 31, 2001 are as follows:

	March 31,	December 31,
	2002	2001
Raw Materials	$1,699,954	$2,006,461
Work In Process	193,659	138,859
Finished Goods	539,900	429,407
Obsolescence reserve	(24,189)	(135,000)
Total	$2,409,324	$2,439,727

Note 3.                   Financing Arrangement

The Company has a $3,500,000 revolving line-of-credit agreement through September 15, 2002.  Interest on advances is at two percentage points over the bank’s reference rate (6.75 percent at March 31, 2002) and is due monthly.  Advances outstanding on the revolving line-of-credit agreement at March 31, 2002 and December 31, 2001, were $1,261,501 and $1,981,501, respectively.

Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 60 percent of eligible inventories.  In addition, the agreement contains certain reporting and operating covenants.

The Company is currently discussing various options to meet and secure the future financial needs of the Company.

Note 4.                   Stock Options

As of March 31, 2002, options to purchase 354,000 shares of common stock were outstanding under the Company’s 1989 and 1997 Stock Option Plans, of which 216,000 shares were exercisable.  At March 31, 2002, the exercise prices of all outstanding options range from $.53 to $2.938 per share.

Note 5.                   Major Customers and Enterprisewide Disclosures

Major Customers:  The Company has customers that accounted for more than 10 percent of net sales and accounts receivable for the three months ended March 31, 2002 and 2001, as follows:

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
Sales percentage:
Customer A	51%	22%
Customer B	16%	19%
Customer C	1%	35%

Accounts receivable percentage:
Customer A	50%	38%
Customer B	16%	17%
Customer C	1%	18%

Enterprisewide Disclosures:  The following table presents three-month revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
Proprietary microprocessors and mechanically controlled sensors and alarms	$681,083	$608,553
Electronic controls and assemblies for OEM customers	3,604,564	3,922,554
	$4,285,647	$4,531,107

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended March 31 2002 v.

Three months ended March 31, 2001

Net Sales:  The Company recorded net sales of $4,285,647 for the three months ended March 31, 2002, a decline of $245,460 from $4,531,107 for the same period in 2001.  The reduction in sales for the three months ended March 31, 2002 is primarily attributed to a reduction to a previously significant OEM customer, offset almost entirely by increases in sales to the Company’s other OEM customers, particularly Select Comfort Corporation, as well as an increase in sales of the Company’s proprietary products.

The Company currently has orders and forecasts from its major OEM customers for delivery during the remainder of 2002 and 1st quarter of 2003 having an aggregate value of $10.7 million.  These are at various stages of completion.  The Company expects to receive additional orders from current OEM customers for 2002 and 2003 production, including four new customers obtained in the third quarter of 2001.

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

Gross Profits:  Gross profit increased 55.3 percent to  $1,085,568 or 25.3% of net sales for the three months ended March 31, 2002, compared to $699,048 or 15.4% of net sales for the same period in 2001.  As a percentage of sales, gross margin increased by 9.9 percentage points over the first quarter last year.  The increase in gross profits for the quarter ended March 31, 2002 is primarily attributed to a more profitable sales mix and the Company’s ability to maintain lower direct and variable indirect expenses as sales increased from the latter part of 2001 into the first quarter of 2002.  Reductions in manufacturing costs were due to reduced salaries and employee related expenses, as well as lower information technology and facility expenses, offset in part by increased insurance premiums and obsolescence and warranty reserves.  The increases in reserves will more closely match expenses with activities for the period.

Operating Expenses:  General and administrative expense was $303,242 or 7.1% of net sales for the three months ended March 31, 2002, compared to $318,632 or 7.0% of net sales for the same period in 2001. The decrease in general and administrative expenses for the three months ended March 31, 2002 is attributed primarily to reductions in salaries and employee related expenses, leased vehicle expense and professional fees, offset in part by increased investor relations, board fees, and directors and officers insurance premium expenses.

Sales and marketing expense (including project management) was $236,037 or 5.5% of net sales for the three months ended March 31, 2002, compared to $169,327 or 3.7% of net sales for the same period in 2001.  The increase in sales and marketing expense is primarily attributable to increased salaries and employee related costs due to reassignment of certain personnel and the addition of a Vice President of Sales.  In addition, the Company incurred increased trade show and travel expense, offset in part by decreased leased vehicle expense and promotional expenses.

Winland’s sales and marketing efforts continued to favor building direct personal contact with high-potential OEM customer prospects and developing an extensive referral network.  Management believes that relationships built on networking, referrals and face-to-face contact will provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market.

Research and development expense (including the development of new company products as well as design services and support to the OEM customer base) was $148,781 or 3.5% of net sales for the three months ended March 31, 2002, compared to $254,340 or 5.6% of net sales for the same period in 2001.

The decline in research and development expense for the three months ended March 31, 2002 compared to 2001 is primarily attributable to employee attrition and reassignment without replacement.  Accordingly, total salaries and related expenses decreased, as well as decreased facility, information technology and leased vehicle expenses.

Interest Expense:  Interest expense was $78,768 or 1.8% of net sales for the three months ended March 31, 2002, compared to $155,941 or 3.4% of net sales for the same period in 2001.  The decrease in interest expense for the first quarter of 2002 was due to a reduction in short-term and long-term debt as well as lower interest rates on short-term debt.  During the first quarter of 2002, the Company paid down $720,000 (36%) on its line-of-credit and paid down $156,563 of long-term debt.  All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings:  The Company reported net income of  $281,073 or $0.09 per basic and diluted share and for the three months ended March 31, 2002, compared to a net loss of  $129,554 or ($0.04) per basic and diluted share for the same period in 2001.   The net income for the first quarter of 2002 is primarily due to higher gross profit margins based on a more profitable sales mix and the Company’s ability to maintain lower direct and variable indirect expenses as sales increased from the latter part of 2001 into the first quarter of 2002.  Bottom line performance also benefited from overall reductions in operating expenses and interest expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 37% blended federal and state income tax rate, offset in part, by a tax benefit from the use of credits generated in previous years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $808,783 for the three months ended March 31, 2002, compared to $558,671 for the same period in 2001, an improvement of $250,112.  Cash provided by operations was used to pay down $720,000 of the Company’s revolving line-of-credit (a reduction of over 36%), reduce long-term debt and to a lesser degree, for the purchase of equipment.   The Company has funded its current operations with working capital provided by operations.

The current ratio at March 31, 2002 and December 31, 2001 was 1.5 to 1 and 1.4 to 1, respectively.  Working capital equaled $1,723,133 on March 31, 2002, compared to $1,367,666 on December 31, 2001.  The increase in working capital is attributed to reductions in short-term and long-term debt, offset in part by increased accounts payable and accrued expenses, as well as, decreased cash, inventory, accounts receivable and income tax receivable.

The Company has a $3,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through September 15, 2002.  Interest on advances is at two percentage points over the bank’s reference rate (6.75 percent at March 31, 2002) and is due monthly. Advances outstanding on the revolving line-of-credit at March 31, 2002 and December 31, 2001 were $1,261,501 and $1,981,501, respectively.  Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 60 percent of eligible inventory.  In addition, the line-of-credit agreement contains certain reporting and operating covenants.

In order to continue operations in the ordinary course, the Company will seek to renew or refinance its line of credit agreement, which currently expires September 15, 2002.

A summary of our contractual cash obligations at March 31, 2002 is as follows:

	Payments due by period
Contractual Obligations	Total	2002	2003	2004	2005	2006 and thereafter
Long-term debt, including interest	$3,250,500	$474,500	$551,800	$964,300	$1,097,300	$162,600
Operating leases	22,700	12,700	10,000	0	0	0
Purchase agreement for manufacturing equipment	0	0	0	0	0	0
Total contractual cash obligations	$3,273,200	$487,200	$561,800	$964,300	$1,097,300	$162,600

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 3/31/02	Date of Expiration
Line of credit	$3,500,000	$1,261,501	September 15, 2002

The Company continues to explore other financing sources, including asset-based lending, to provide financing beyond September 15, 2002.  There is no assurance that the Company will be successful in obtaining financing arrangements on terms acceptable to the Company.  The Company may find it necessary to accept financing arrangements, which limit the Company’s ability to achieve growth.

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

The Company’s success in providing an improved mix of higher margin proprietary products depends on the effectiveness of its new product development efforts as well as the timing of such and the availability and costs of any competing products on the market.

PART II — OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.  None.

(b)                                Reports on Form 8-K.   No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: April 22, 2002	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief Financial Officer (Principal Financial and Accounting Officer)