Form 10QSB
period 2002-06-30
WINLAND ELECTRONICS INC
filed 2002-07-30
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File Number: 0-18393

WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota (state or other jurisdiction of incorporation or organization)	41-0992135 (I.R.S. Employer Identification Number)

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
Yes ☒  No ☐

There were 2,967,692 shares of Common Stock, $.01 par value, outstanding as of July 25, 2002.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I-FINANCIAL INFORMATION
PART II – OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB
EX-10.1 Amendment to Employment Agreement
EX-10.2 Amendment to Employment Agreement

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2002	2001

	(UNAUDITED)
Current Assets
Cash	$259,576	$399,749
Accounts and notes receivable, net	2,210,393	1,993,983
Income tax receivable	52,837	177,000
Inventories	2,360,532	2,439,727
Prepaid expenses	230,311	100,191

Total current assets	5,113,649	5,110,650

Other Assets
Patent and trademarks, net of amortization	808	1,027

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,666,693	3,675,897
Data processing equipment	1,300,346	1,301,598
Office furniture and equipment	352,834	353,932

Total property and equipment	8,576,360	8,587,914
Less accumulated depreciation	(4,248,430)	(3,884,440)

Net property and equipment	4,327,930	4,703,474

Total assets	$9,442,387	$9,815,151

See Notes to the Interim Financial Statements

BALANCE SHEETS

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

	(UNAUDITED)
Current Liabilities
Note payable to bank	$896,000	$1,981,501
Current maturities of long-term debt	414,584	472,325
Accounts payable	1,098,997	931,385
Accrued expenses:
Compensation	401,644	289,749
Other	138,051	68,024

Total current liabilities	2,949,276	3,742,984

Deferred Revenue	183,028	187,098
Long-Term Debt, less current maturities	2,241,906	2,453,909

Total long-term liabilities	2,424,934	2,641,007

Total liabilities	5,374,210	6,383,991

Stockholders’ Equity
Common stock	29,677	29,598
Additional paid-in capital	2,254,558	2,249,702
Retained earnings	1,783,942	1,151,860

Total stockholders’ equity	4,068,177	3,431,160

Total liabilities and stockholders’ equity	$9,442,387	$9,815,151

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended June 30, 2002 and 2001
(UNAUDITED)

	2002	2001

Net sales	$5,111,078	$3,824,474
Cost of sales	3,915,439	3,181,071

Gross profit	1,195,639	643,403

Operating expenses:
General and administrative	321,752	529,360
Research and development	165,687	207,937
Sales and marketing	209,905	182,221

	697,344	919,518

Operating income (loss)	498,295	(276,115)

Other income (expenses):
Interest expense	(64,365)	(126,459)
Other, net	(7,921)	11,619

	(72,286)	(114,840)

Income (loss) before income taxes	426,009	(390,955)
Income tax (expense) benefit	(75,000)	137,000

Net income (loss)	$351,009	$(253,955)

Earnings (loss) per share data:
Basic	$0.12	$(0.09)
Diluted	0.12	(0.09)
Weighted-average number of common shares outstanding:
Basic	2,961,030	2,952,352
Diluted	3,031,438	2,952,352

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Six Months Ended June 30, 2002 and 2001
(UNAUDITED)

	2002	2001

Net sales	$9,396,725	$8,355,581
Cost of sales	7,115,518	7,013,131

Gross profit	2,281,207	1,342,450

Operating expenses:
General and administrative	624,994	847,991
Research and development	314,468	462,277
Sales and marketing	445,942	351,548

	1,385,404	1,661,816

Operating income (loss)	895,803	(319,366)

Other income (expenses):
Interest expense	(143,133)	(282,400)
Other, net	3,412	12,256

	(139,721)	(270,144)

Income (loss) before income taxes	756,082	(589,510)
Income tax (expense) benefit	(124,000)	206,000

Net income (loss)	$632,082	$(383,510)

Earnings (loss) per share data:
Basic	$0.21	$(0.13)
Diluted	0.21	(0.13)
Weighted-average number of common shares outstanding:
Basic	2,960,439	2,952,333
Diluted	3,007,096	2,952,333

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(UNAUDITED)

	2002	2001

Cash Flows From Operating Activities
Net income (loss)	$632,082	$(383,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	386,596	410,781
Loss on disposal of equipment	3,122	7,726
Changes in assets and liabilities:
Accounts and notes receivable	(216,410)	772,071
Income taxes receivable	124,163	(90,684)
Inventories	79,195	1,422,508
Prepaid expenses	(130,120)	(64,384)
Accounts payable	167,612	(1,286,103)
Accrued expenses, including deferred revenue	177,852	85,081

Net cash provided by operating activities	1,224,092	873,486

Cash Flows From Investing Activities
Purchases of property and equipment	(13,955)	(48,226)
Proceeds from sale of equipment	—	14,500

Net cash used in investing activities	(13,955)	(33,726)

Cash Flows From Financing Activities
Net payments on revolving credit agreement	(1,085,501)	(450,000)
Payments on long-term borrowings, including capital lease obligations	(269,744)	(407,386)
Proceeds from issuance of common stock	4,935	3,782

Net cash used in financing activities	(1,350,310)	(853,604)

Net decrease in cash	(140,173)	(13,844)
Cash
Beginning	399,749	38,961

End	$259,576	$25,117

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$143,110	$282,495
Income taxes	28,000	(115,316)

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

Note 2. Inventories

Major components of inventory at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001

Raw Materials	$1,562,614	$2,006,461
Work In Process	299,012	138,859
Finished Goods	595,478	429,407
Obsolescence reserve	(96,572)	(135,000)

Total	$2,360,532	$2,439,727

Note 3. Financing Arrangement

The Company has a $3,500,000 revolving line-of-credit agreement through September 15, 2002. Interest on advances is at two percentage points over the bank’s reference rate (6.75 percent at June 30, 2002) and is due monthly. Advances outstanding on the revolving line-of-credit agreement at June 30, 2002 and December 31, 2001, were $896,000 and $1,981,501, respectively.

Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 50 percent of eligible inventories. In addition, the agreement contains certain reporting and operating covenants. At June 30, 2002, the Company had additional borrowing capacity on the revolving line-of-credit of over $1,753,000 according to the borrowing base formula. At June 30, 2002, the Company is in compliance with all covenants.

The Company is currently evaluating various options to meet and secure the future financial needs of the Company beyond September 15, 2002. There is no assurance that the Company will be successful in obtaining financing arrangements on terms acceptable to the Company. The Company may find it necessary to accept financing arrangements which limit the Company’s ability to achieve growth.

Note 4. Stock Options

As of June 30, 2002, options to purchase 307,000 shares of common stock were outstanding under the Company’s 1997 Stock Option Plan, of which 169,000 shares were exercisable. At June 30, 2002, the exercise prices of all outstanding options range from $.53 to $2.938 per share.

Note 5. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and six months ended June 30, 2002 and 2001, as follows:

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001

Sales percentage:
Customer A	48%	39%
Customer B	19%	11%
Customer C	1%	15%

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Sales percentage:
Customer A	50%	30%
Customer B	18%	15%
Customer C	1%	26%

The Company has customers that accounted for more than 10% of net receivables at June 30, 2002 and December 31, 2001, as follows:

	June 30, 2002	December 31, 2001

Accounts receivable percentage:
Customer A	40%	38%
Customer B	20%	17%
Customer C	0%	2%
Customer D	11%	12%

Enterprisewide Disclosures: The following table presents three-month revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001

Proprietary microprocessors and mechanically controlled sensors and alarms	$621,377	$729,655
Electronic controls and assemblies for OEM customers	4,489,701	3,094,819

	$5,111,078	$3,824,474

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Proprietary microprocessors and mechanically controlled sensors and alarms	$1,302,460	$1,338,209
Electronic controls and assemblies for OEM customers	8,094,265	7,017,372

	$9,396,725	$8,355,581

Note 6. Earnings (Loss) Per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive.

The Company has granted options to purchase shares of common stock at various amounts per share. Those options were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2001 because the Company incurred year-to-date losses. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same for the period presented for 2001.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three and six months ended June 30 2002 v.
Three and six months ended June 30, 2001

Net Sales: The Company recorded net sales of $5,111,078 for the three months ended June 30, 2002, an increase of $1,286,604, or 33.6% from $3,824,474 for the same period in 2001. For the first six months of 2002 the Company recorded net sales of $9,396,725, an increase of $1,041,144, or 12.5 % from $8,355,581 for the same period in 2001. The increase in sales for both the three and six months ended June 30, 2002 are attributed to increased sales to original equipment manufacture (OEM) customers. Sales of Winland’s proprietary products, which include the security/industrial sensors, DC motor controls and utility controls, declined for both the three and six months ended June 30, 2002, compared to the same periods in 2001.

The Company currently has orders and forecasts from its major OEM customers for delivery during the remainder of 2002 and 1st quarter of 2003 having an aggregate value of $7.2 million. These are at various stages of completion. The Company also has several smaller customer commitments to be completed in 2002 and early 2003. The Company expects to receive additional orders from current OEM customers for 2002 and 2003 production.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The Company continues to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago and Minneapolis areas. The loss of any significant OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term, results.

Gross Profits: Gross profit increased 85.8% to 1,195,639 or 23.4% of net sales for the three months ended June 30, 2002, compared to $643,403 or 16.8% of net sales for the same period in 2001. For the first six months of 2002 gross profit was $2,281,207 or 24.3% of net sales, an increase from $1,342,450 or 16.1% for the same period in 2001. For the first six months of 2002 gross profit increased $938,757, a 69.9% increase over the same period in 2001. The increase in gross profits for the quarter ended June 30, 2002 is primarily attributed to a more profitable sales mix and the Company’s ability to maintain lower direct and variable indirect expenses as sales increased from the latter part of 2001 into the first and second quarter of 2002. Reductions in cost of good sold, as a percentage of sales, for the first six months of 2002 are primarily in salaries and employee related expenses, as well as lower information technology and facility expenses, offset in part by increased warranty and obsolescence reserves, commissions expense, accrued employee incentive plan expense and the administrative expenses related to the new Arrow Electronics, Inc. “In Plant Store” (IPS). Inventory in the IPS, although located on Company premises, is owned by Arrow Electronics, Inc. and is invoiced to the Company when utilized by the Company in manufacturing. The Company expects the use of the IPS to reduce shipping and carrying costs of inventory.

Operating Expenses: General and administrative expense was $321,752 or 6.3% of net sales for the three months ended June 30, 2002, compared to $529,360 or 13.8% of net sales for the same period in 2001. For the first six months of 2002 the general and administrative expense was $624,994 or 6.7% of net sales, compared to $847,991 or 10.1% of net sales for the same period in 2001. The decrease in general and administrative expenses for the three and six months ended June 30, 2002 is attributed primarily to reductions in salaries, executive severance expense for the former CEO of the Company, leased vehicle expense and professional fees, offset in part by increased employee incentive plan accruals, investor relations, and directors and officers insurance premium expenses.

Sales and marketing expense (including project management) was $209,905 or 4.1% of net sales for the three months ended June 30, 2002, compared to $182,221 or 4.8% of net sales for the same period in 2001. For the first six months of 2002 sales and marketing expense was $445,942 or 4.7% of net sales, compared to $351,548 or 4.2% of net sales for the same period in 2001. The increase in sales and marketing expense for both the three and six months ended June 30, 2002 is primarily attributable to increased salaries and employee related costs due to reassignment of certain personnel and the addition of a Vice President of Sales. In addition, the Company incurred increased expense related to employee incentive plan accruals, offset in part by decreased leased vehicle expenses, information technology expenses and promotional expenses.

Winland’s sales and marketing efforts continued to favor building direct personal contact with high-potential OEM customer prospects and developing an extensive referral network. Management believes that relationships built on networking, referrals and face-to-face contact will provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market.

Research and development expense (including the development of new company products as well as design services and support to the OEM customer base) was $165,687 or 3.2% of net sales for the three months ended June 30, 2002, compared to $207,937 or 5.4% of net sales for the same period in 2001. The research and development expense for the first six months of 2002 was $314,468 or 3.3% of net sales, compared to $462,277 or 5.5% of net sales for the same period in 2001. The decline in research and development expense for the three and six months ended June 30, 2002 compared to 2001 is primarily attributable to employee attrition and reassignment without replacement. Accordingly, total salaries and related expenses decreased, as well as decreased facility, information technology and leased vehicle expenses, offset in part by employee incentive plan accruals.

Interest Expense: Interest expense was $64,365 or 1.3% of net sales and $143,133 or 1.5% of net sales for the three and six months ended June 30, 2002, compared to $126,459 or 3.3% of net sales and $282,400 or 3.4% of net sales for the same periods in 2001, respectively. The decrease in interest expense for the second quarter and first six months of 2002 was due to a reduction in short-term and long-term debt as well as lower interest rates on short-term debt. During the first six months of 2002, the Company paid down $1,085,501 (55 percent) on its line-of-credit and paid down $269,744 of long-term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $351,009 or $0.12 per basic and diluted share and $632,082 or $0.21 per basic and diluted share for the three and six months ended June 30, 2002, compared to a net losses of $253,955 or ($0.09) per basic and diluted share and $383,510 or ($0.13) per basic and diluted share for the same periods in 2001. The net income for the first six months of 2002 is primarily due to increased gross profit margins based on a more profitable sales mix and the Company’s ability to maintain lower direct and variable indirect expenses as sales increased from the latter part of 2001 into the first six months of 2002. Bottom line performance also benefited from overall reductions in operating expenses and interest expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 37% blended federal and state income tax rate, offset in part, by a tax benefit from the use of net operating losses and tax credits generated in previous years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1,224,092 for the six months ended June 30, 2002, compared to $873,486 for the same period in 2001, an improvement of $350,606. Cash provided by operations was used to pay down $1,085,501 of the Company’s revolving line-of-credit (a reduction of approximately 55%), reduce long-term debt and to a lesser degree, for the purchase of equipment. The Company has funded its current operations with working capital provided by operations.

The current ratio at June 30, 2002 and December 31, 2001 was 1.7 to 1 and 1.4 to 1, respectively. Working capital equaled $2,164,373 on June 30, 2002, compared to $1,367,666 on December 31, 2001. The increase in working capital is attributed to reductions in short-term and long-term debt, offset in part by increased accounts payable and accrued expenses, as well as, decreased cash, inventory and income tax receivable.

The Company has a $3,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through September 15, 2002. Interest on advances is at two percentage points over the bank’s reference rate (6.75 percent at June 30, 2002) and is due monthly. Advances outstanding on the revolving line-of-credit at June 30, 2002 and December 31, 2001 were $896,000 and $1,981,501, respectively. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 50 percent of eligible inventory. In addition, the line-of-credit agreement contains certain reporting and operating covenants.

In order to continue operations in the ordinary course, the Company will seek to renew or refinance its line of credit agreement, which currently expires September 15, 2002.

A summary of our contractual cash obligations at June 30, 2002 is as follows:

	Payments due by period

						2006 and
Contractual Obligations	Total	2002	2003	2004	2005	thereafter

Long-term debt, including interest	$3,059,500	$259,300	$561,300	$963,700	$1,111,300	$163,900
Operating leases	20,300	10,200	10,100	0	0	0
Purchase agreement for manufacturing equipment	0	0	0	0	0	0
Total contractual cash obligations	$3,079,800	$269,500	$571,400	$963,700	$1,111,300	$163,900

We also have a commercial commitment as described below:

Other Commercial	Total Amount
Commitment	Committed	Outstanding at 6/30/02	Date of Expiration

Line of credit	$3,500,000	$896,000	September 15, 2002

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

The Company’s ability to execute its initiatives to increase sales and expand market share depends upon its ability to develop additional value added capabilities and/or proprietary products and technologies and on the availability of sufficient financing, both equity and debt, to meet fixed and variable costs associated with such growth. In the current economic environment, banks and other sources of financing are becoming increasingly conservative in their lending and investment policies. There is no assurance that the Company will be able to obtain the financing necessary to achieve its goals.

The Company’s success in providing an improved mix of higher margin products and services depends on the effectiveness of its new product development and planning efforts as wells as the timing of such and the availability and costs of any competing products or services on the market.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index immediately following the signature page.

(b)	Reports on Form 8-K. One report on Form 8-K was filed during the quarter ended June 30, 2002. This report, filed in April 2002, announced the postponement of the annual meeting.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)

Dated:	July 25, 2002	/s/ Lorin E. Krueger Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson Jennifer A. Thompson, Chief Financial Officer (Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended June 30, 2002	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1	Amendment to Employment Agreement dated March 25, 2002 between the Company and Kirk P. Hankins*
10.2	Employment Agreement dated April 8, 2002 between the Company and Dale Nordquist*

*	Management agreement or compensatory plan or arrangement.