Form 10QSB/A
period 2002-06-30
WINLAND ELECTRONICS INC
filed 2002-08-12
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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

1

SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB/A-1
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

Winland Electronics, Inc. hereby amends Item 6 of Part II of its Form 10-QSB for the quarter ended June 30, 2002 solely to include Exhibits 99.1 and 99.2, the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index immediately following the signature page.

(b)	Reports on Form 8-K. One report on Form 8-K was filed during the quarter ended June 30, 2002. This report, filed in April 2002, announced the postponement of the annual meeting.

2

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)

Dated:	August 6, 2002	/s/ Lorin E. Krueger Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson Jennifer A. Thompson, Chief Financial Officer (Principal Financial and Accounting Officer)

3

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB/A-1

For the fiscal quarter ended June 30, 2002	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1**	Amendment to Employment Agreement dated March 25, 2002 between the Company and Kirk P. Hankins*

10.2**	Employment Agreement dated April 8, 2002 between the Company and Dale Nordquist*

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*Management agreement or compensatory plan or arrangement.
**Previously filed with Form 10-QSB for quarter ended June 30, 2002.

4