Form 10QSB
period 2002-09-30
WINLAND ELECTRONICS INC
filed 2002-11-06
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANE ACT OF 1934

For the Quarter Ended September 30, 2002	Commission File Number: 0-18393

WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
Yes ☒ No ☐

There were 2,972,692 shares of Common Stock, $.01 par value, outstanding as of October 30, 2002.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I  FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
SARBANES-OXLEY SECTION 302 CERTIFICATION
EXHIBIT INDEX TO FORM 10-QSB
EX-10.1 Seventh Amendment to Credit Agreement
EX-10.2 Note Modification Agreement
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2002	2001

	(UNAUDITED)
Current Assets
Cash	$263,304	$399,749
Accounts and notes receivable, net	2,244,913	1,993,983
Income tax receivable	23,003	177,000
Inventories	2,126,899	2,439,727
Prepaid expenses	168,656	100,191

Total current assets	4,826,775	5,110,650

Other Assets
Patent and trademarks, net of amortization	699	1,027

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,735,486	3,675,897
Data processing equipment	1,303,961	1,301,598
Office furniture and equipment	352,834	353,932

Total property and equipment	8,648,768	8,587,914
Less accumulated depreciation	(4,430,962)	(3,884,440)

Net property and equipment	4,217,806	4,703,474

Total assets	$9,045,280	$9,815,151

See Notes to the Interim Financial Statements

BALANCE SHEETS

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

	(UNAUDITED)
Current Liabilities
Note payable to bank	$566,000	$1,981,501
Current maturities of long-term debt	424,750	472,325
Accounts payable	977,278	931,385
Accrued expenses:
Compensation	407,004	289,749
Other	192,352	68,024

Total current liabilities	2,567,384	3,742,984

Deferred Revenue	180,993	187,098
Long-Term Debt, less current maturities	2,194,810	2,453,909

Total long-term liabilities	2,375,803	2,641,007

Total liabilities	4,943,187	6,383,991

Stockholders’ Equity
Common stock	29,727	29,598
Additional paid-in capital	2,258,258	2,249,702
Retained earnings	1,814,108	1,151,860

Total stockholders’ equity	4,102,093	3,431,160

Total liabilities and stockholders’ equity	$9,045,280	$9,815,151

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended September 30, 2002 and 2001
(UNAUDITED)

	2002	2001

Net sales	$4,038,930	$3,195,580
Cost of sales	3,191,279	2,678,026

Gross profit	847,651	517,554

Operating expenses:
General and administrative	323,881	453,837
Research and development	174,570	213,051
Sales and marketing	236,504	189,363

	734,955	856,251

Operating income (loss)	112,696	(338,697)

Other income (expenses):
Interest expense	(61,188)	(109,520)
Other, net	658	14,056

	(60,530)	(95,464)

Income (loss) before income taxes	52,166	(434,161)
Income tax (expense) benefit	(22,000)	46,738

Net income (loss)	$30,166	$(387,423)

Earnings (loss) per share data:
Basic	$0.01	$(0.13)
Diluted	0.01	(0.13)
Weighted-average number of common shares outstanding:
Basic	2,970,627	2,955,872
Diluted	3,045,642	2,955,872

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2002 and 2001
(UNAUDITED)

	2002	2001

Net sales	$13,435,655	$11,551,162
Cost of sales	10,306,797	9,691,157

Gross profit	3,128,858	1,860,005

Operating expenses:
General and administrative	948,875	1,301,829
Research and development	489,038	675,328
Sales and marketing	682,446	540,911

	2,120,359	2,518,068

Operating income (loss)	1,008,499	(658,063)

Other income (expenses):
Interest expense	(204,320)	(391,920)
Other, net	4,070	26,312

	(200,250)	(365,608)

Income (loss) before income taxes	808,249	(1,023,671)
Income tax (expense) benefit	(146,000)	252,738

Net income (loss)	$662,249	$(770,933)

Earnings (loss) per share data:
Basic	$0.22	$(0.26)
Diluted	0.22	(0.26)
Weighted-average number of common shares outstanding:
Basic	2,963,871	2,953,525
Diluted	3,013,365	2,953,525

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September, 2002 and 2001
(UNAUDITED)

	2002	2001

Cash Flows From Operating Activities
Net income (loss)	$662,249	$(770,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	569,427	599,374
Loss on disposal of equipment	3,232	10,954
Changes in assets and liabilities:
Accounts and notes receivable	(250,930)	1,292,846
Income taxes receivable	153,997	(121,923)
Inventories	312,828	2,389,072
Prepaid expenses	(68,465)	(60,743)
Accounts payable	45,893	(1,337,041)
Accrued expenses, including deferred revenue	235,478	7,070

Net cash provided by operating activities	1,663,709	2,008,676

Cash Flows From Investing Activities
Purchases of property and equipment	(86,664)	(49,576)
Proceeds from sale of equipment	—	18,150

Net cash used in investing activities	(86,664)	(31,426)

Cash flows From Financing Activities
Net payments on revolving credit agreement	(1,415,501)	(1,305,000)
Payments on long-term borrowings, including capital lease obligations	(306,674)	(567,026)
Proceeds from issuance of common stock	8,685	3,782

Net cash used in financing activities	(1,713,490)	(1,868,244)

Net increase (decrease) in cash	(136,445)	109,006
Cash
Beginning	399,749	38,961

End	$263,304	$147,967

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$204,091	$392,139
Income tax (refund)	(17,084)	(130,815)

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

Note 2. Inventories

Major components of inventory at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001

Raw Materials	$1,633,595	$2,006,461
Work In Process	218,271	138,859
Finished Goods	430,406	429,407
Obsolescence reserve	(155,373)	(135,000)

Total	$2,126,899	$2,439,727

Note 3. Financing Arrangement

The Company had a $3,500,000 revolving line-of-credit agreement through September 15, 2002. The bank extended the revolving line-of-credit agreement at a maximum of $2,500,000 requested by the Company through March 31, 2003, with interest on advances set at two percentage points over the bank’s reference rate (6.75 percent at September 30, 2002) and due monthly. Advances outstanding on the revolving line-of-credit agreement at September 30, 2002 and December 31, 2001, were $566,000 and $1,981,501, respectively.

Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 40 percent of eligible inventories. In addition, the agreement contains certain reporting and operating covenants. At September 30, 2002, the Company had additional borrowing capacity on the revolving line-of-credit of over $1,934,000 according to the borrowing base formula. At September 30, 2002, the Company is in compliance with all covenants.

Note 4. Stock Options

As of September 30, 2002, options to purchase 339,000 shares of common stock were outstanding under the Company’s 1997 Stock Option Plan, of which 214,000 shares were exercisable. At September 30, 2002, the exercise prices of all outstanding options range from $.53 to $2.938 per share.

Note 5. Paid Time Off Policy Change

Effective July 1, 2002 the Company changed its policy of accumulating separate vacation and sick hours by combining them into one pool called Paid Time Off (PTO). The PTO pool is now available to be used for either vacation or sick time. As a result, it was necessary to accrue a one-time expense of $69,000, representing previously unaccrued sick time. This one-time expense is reflected in the results of the third quarter of 2002. The expense was distributed among the departments according to the sick leave balances at July 1, 2002.

Note 6. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and nine months ended September 30, 2002 and 2001, as follows:

	Three Months Ended	Three Months Ended
	September 30, 2002	September 30, 2001

Sales percentage:
Customer A	46%	35%
Customer B	19%	16%

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Sales percentage:
Customer A	49%	31%
Customer B	18%	15%

The net receivables at September 30, 2002 and December 31, 2001 for the above customers were as follows:

Accounts receivable percentage:
Customer A	46%	38%
Customer B	16%	12%

Enterprisewide Disclosures: The following table presents three-month revenues from external customers for each of the Company’s groups of products and services:

	September 30, 2002	September 30, 2001

Proprietary microprocessors and mechanically controlled sensors and alarms	$689,054	$753,585
Electronic controls and assemblies for OEM customers	3,349,876	2,441,995

	$4,038,930	$3,195,580

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Proprietary microprocessors and mechanically controlled sensors and alarms	$1,991,511	$2,072,083
Electronic controls and assemblies for OEM customers	11,444,144	9,479,079

	$13,435,655	$11,551,162

Note 7. Earnings (Loss) Per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive.

In 2001, options were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001, because the Company incurred year-to-date losses. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same for the period presented for 2001.

Note 8. New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three and nine months ended September 30 2002 v.
Three and nine months ended September 30, 2001

Net Sales: The Company recorded net sales of $4,038,930 for the three months ended September 30, 2002, an increase of $843,350, or 26.4% from $3,195,580 for the same period in 2001. For the first nine months of 2002 the Company recorded net sales of $13,435,655, an increase of $1,884,493, or 16.3 % from $11,551,162 for the same period in 2001. The increase in sales for both the three and nine months ended September 30, 2002 are attributed to increased sales to original equipment manufacture (OEM) customers. Sales of Winland’s proprietary products, which include the security/industrial sensors, DC motor controls and utility controls, declined for both the three and nine months ended September 30, 2002, compared to the same periods in 2001.

The Company currently has orders and forecasts from its major OEM customers for delivery during the remainder of 2002 and the first part of 2003 having an aggregate value of $5.8 million. These are at various stages of completion. The Company also has several smaller customer commitments to be completed in 2002 and early 2003. The Company expects to receive additional orders from current OEM customers for 2002 and 2003 production. In addition, the Company signed a multi-year manufacturing agreement with Select Comfort Corporation, the Company’s largest OEM customer.

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

Gross Profits: Gross profit increased 63.8% to $847,651 or 21.0% of net sales for the three months ended September 30, 2002, compared to $517,554 or 16.2% of net sales for the same period in 2001. For the first nine months of 2002 gross profit was $3,128,858 or 23.3% of net sales, an increase from $1,860,005 or 16.1% of net sales for the same period in 2001. For the first nine months of 2002 gross profit increased $1,268,853, a 68.2% increase over the same period in 2001. The increase in gross profits for the quarter ended September 30, 2002 is primarily attributed to a more profitable sales mix and the Company’s ability to maintain lower direct and variable indirect expenses as sales increased from the latter part of 2001 into the first nine months of 2002. Reductions in cost of good sold, as a percentage of sales, for the first nine months of 2002 are primarily in salaries and employee related expenses, as well as lower information technology and facility expenses, offset in part by increased warranty and obsolescence reserves, commissions expense, accrued employee incentive plan expense and the administrative expenses related to the new Arrow Electronics, Inc. “In Plant Store” (IPS). Inventory in the IPS, although located on Company premises, is owned by Arrow Electronics, Inc. and is invoiced to the Company when utilized by the Company in manufacturing. The Company expects the use of the IPS to reduce shipping and carrying costs of inventory. The increase in gross profit was offset in part by the additional accrued Paid Time Off (PTO) that was necessary when the Company changed its policy and is now combining vacation and sick leave hours into one pool. (See Note 5 above)

Operating Expenses: General and administrative expense was $323,881 or 8.0% of net sales for the three months ended September 30, 2002, compared to $453,837 or 14.2% of net sales for the same period in 2001. For the first nine months of 2002 the general and administrative expense was $948,875 or 7.1% of net sales, compared to $1,301,829 or 11.3% of net sales for the same period in 2001. The decrease in general and administrative expenses for the three and nine months ended September 30, 2002 is attributed primarily to reductions in professional fees, executive severance expense for the former CEO of the Company and leased vehicle expense, offset in part by increased employee incentive plan accruals, PTO accruals, investor relations, and directors and officers insurance premium expenses.

Sales and marketing expense (including project management) was $236,504 or 5.9% of net sales for the three months ended September 30, 2002, compared to $189,363 or 5.9% of net sales for the same period in 2001. For the first nine months of 2002 sales and marketing expense was $682,446 or 5.1% of net sales, compared to $540,911 or 4.7% of net sales for the same period in 2001. The increase in sales and marketing expense for both the three and nine months ended September 30, 2002 is primarily attributable to increased salaries and employee related costs due to reassignment of certain personnel and the addition of a Vice President of Sales. In addition, the Company incurred increased expense related to employee incentive plan accruals, increased PTO accruals, offset in part by decreased leased vehicle expenses, information technology expenses and promotional expenses.

Winland’s sales and marketing efforts continued to favor building direct personal contact with high-potential OEM customer prospects and developing an extensive referral network. Management believes that relationships built on networking, referrals and face-to-face contact will provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market.

Research and development expense (including the development of new company products as well as design services and support to the OEM customer base) was $174,570 or 4.3% of net sales for the three months ended September 30, 2002, compared to $213,051 or 6.7% of net sales for the same period in 2001. The research and development expense for the first nine months of 2002 was $489,038 or 3.6% of net sales, compared to $675,328 or 5.8% of net sales for the same period in 2001. The decline in research and development expense for the three and nine months ended September 30, 2002 compared to 2001 is primarily attributable to employee attrition and reassignment without replacement. Accordingly, total salaries and related expenses decreased, as well as decreased facility, information technology and leased vehicle expenses, offset in part by increased employee incentive plan accruals and PTO accruals.

Interest Expense: Interest expense was $61,188 or 1.5% of net sales and $204,320 or 1.5% of net sales for the three and nine months ended September 30, 2002, compared to $109,520 or 3.4% of net sales and $391,920 or 3.4% of net sales for the same periods in 2001, respectively. The decrease in interest expense for the third quarter and first nine months of 2002 was due to a reduction in short-term and long-term debt as well as lower interest rates on short-term debt. During the first nine months of 2002, the Company paid down $1,415,501 (71%) on its line-of-credit and paid down $306,674 of long-term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $30,166 or $0.01 per basic and diluted share and $662,249 or $0.22 per basic and diluted share for the three and nine months ended September 30, 2002, compared to a net losses of $387,423 or ($0.13) per basic and diluted share and $770,933 or ($0.26) per basic and diluted share for the same periods in 2001. The net income for the first nine months of 2002 is primarily due to increased gross profit margins based on a more profitable sales mix and the Company’s ability to maintain lower direct and variable indirect expenses as sales increased from the latter part of 2001 into the first nine months of 2002. Bottom line performance also benefited from overall reductions in operating expenses and interest expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 37% blended federal and state income tax rate, offset in part, by a tax benefit from the use of net operating losses and tax credits generated in previous years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1,663,709 for the nine months ended September 30, 2002, compared to $2,008,676 for the same period in 2001, a decrease of $344,967. Cash provided by operations was used to pay down $1,415,501 of the Company’s revolving line-of-credit (a reduction of approximately 71%), reduce long-term debt and to a lesser degree, for the purchase of equipment. The Company has funded its current operations with working capital provided by operations.

The current ratio at September 30, 2002 and December 31, 2001 was 1.9 to 1 and 1.4 to 1, respectively. Working capital equaled $2,259,391 on September 30, 2002, compared to $1,367,666 on December 31, 2001. The increase in working capital is attributed to reductions in short-term and long-term debt, offset in part by increased accounts payable and accrued expenses, as well as, decreased inventory and income tax receivable.

The Company has a $2,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through March 31, 2003. Interest on advances is at two percentage points over the bank’s reference rate (6.75 percent at September 30, 2002) and is due monthly. Advances outstanding on the revolving line-of-credit at September 30, 2002 and December 31, 2001 were $566,000 and $1,981,501, respectively. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75% of qualified accounts receivable and 40% of eligible inventory. In addition, the line-of-credit agreement contains certain reporting and operating covenants.

In order to continue operations in the ordinary course, the Company will seek to renew or refinance its line of credit agreement, which currently expires March 31, 2003.

A summary of our contractual cash obligations at September 30, 2002 is as follows:

	Payments due by period

Contractual Obligations		Remainder				2006 and
	Total	Of	2003	2004	2005	thereafter
		2002

Long-term debt, including interest	$2,966,000	$111,200	$578,900	$982,300	$1,129,700	$163,900
Operating leases	14,000	3,900	10,100	0	0	0
Total contractual cash obligations	$2,980,000	$115,100	$589,000	$982,300	$1,129,700	$163,900

We also have a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding at
Commitment	Committed	September 30, 2002	Date of Expiration

Line of credit	$2,500,000	$566,000	March 31, 2003

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

The Company derives a significant portion of its revenues from a small number of major OEM customers. If any major customer should for any reason decrease the volume of their business or stop doing business with the Company, the Company’s business would be adversely affected. Some of the Company’s customers are not large, well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company’s customers encounter difficulties, or the

Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

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

The Company’s success in providing an improved mix of higher margin products and services depends on the effectiveness of its new product development and planning efforts as well as the timing of such and the availability and costs of any competing products or services on the market.

ITEM 3. CONTROLS AND PROCEEDURES

(a) Evaluation of Disclosure Controls Procedures.

The Company’s Chief Executive Officer, Lorin E. Krueger, and Chief Financial Officer, Jennifer A. Thompson, have reviewed the Company’s disclosure controls and procedures within 90 days prior to filing this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company that are required to be disclosed is made known to them.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluations, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index immediately following the signature page.

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)

Dated: November 1, 2002	/s/ Lorin E. Krueger Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson Jennifer A. Thompson, Chief Financial Officer (Principal Financial and Accounting Officer)

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Lorin E. Krueger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Winland Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	/s/ Lorin E. Krueger Lorin E. Krueger Chief Executive Officer

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Jennifer A. Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Winland Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	/s/ Jennifer A. Thompson Jennifer A. Thompson Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-18393
September 30, 2002

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1	Seventh Amendment dated September 15, 2002 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association.

10.2	Note Modification Agreement dated September 15, 2002 between the Company and Wells Fargo Bank Minnesota, National Association.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer