Form 10KSB
period 2002-12-31
WINLAND ELECTRONICS INC
filed 2003-03-12
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File No.: 0-18393

WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0992135 (IRS Employer Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, $.01 par value	Name of Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for fiscal year ended December 31, 2002: $ 18,097,466.

The aggregate market value of the Common Stock held by non-affiliates as of February 10, 2003 was approximately $4,501,697 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 2,978,160 shares of Common Stock, $.01 par value, outstanding as of February 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company’s Proxy Statement for its 2003 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I
EXECUTIVE OFFICERS OF THE COMPANY
PART II
PART III
SIGNATURES
SARBANES-OXLEY SECTION 302 CERTIFICATION
SARBANES-OXLEY SECTION 302 CERTIFICATION
EXHIBIT INDEX TO FORM 10-KSB
EX-23.1 Consent of McGladrey & Pullen, LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the “Company”) was incorporated as a Minnesota corporation in October 1972. The Company designs and manufactures custom electronic controls and assemblies primarily for OEM customers. Revenues from OEM customers provided 85% of the Company’s total revenue in 2002. The Company provides controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security products. In addition, the Company has developed a proprietary line of customizable motor controls.

PRODUCTS

The Company designs, produces and distributes products in two product categories defined as “Electronic Manufacturing Services (EMS) for Original Equipment Manufacturers (OEM) Customers” and “Proprietary Products and Services”, primarily for the Security/Industrial and motor control markets.

Electronic Manufacturing Services for OEM Customers:

The Company designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers. The Company is positioned to offer complete solutions to OEM customer needs by providing additional value-added services that complement the Company’s contract manufacturing capabilities. The services provided may include product design, value engineering, manufacturing engineering, testing, out-of-warranty repair, shipping, and warehousing. These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty. Although the Company has purchase orders in place from many of its OEM customers which are scheduled to be fulfilled in 2003, these customers can terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 85% and 82% of the Company’s total sales during 2002 and 2001, respectively.

Proprietary Products:

The Company’s proprietary products include an established family of environmental security products and a line of DC motor controllers that can be customized to meet customer requirements. During 2002, the company decided to discontinue promotion and development of the GPS antenna product line. The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company’s “ALERT” series of products may be hooked up to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. Proprietary product sales accounted for 15% and 18% of the Company’s total sales for 2002 and 2001, respectively.

Marketing and Distribution:

The Company markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts and referrals from existing customers, suppliers and electronic design firms. One of the Company’s key marketing objectives is to form long-term business partnerships with OEM customers by working to develop a degree of technological interdependence between itself and the customer. With this in mind, the Company has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by providing its customers with exceptional service, application specific technical expertise, and continuing to deliver quality, cost-effective controls and assemblies to its OEM customers.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The Company has expanded its sales coverage in Wisconsin and Illinois, and utilizes a network of referral sources and independent sales representatives to market its contract manufacturing services.

The Company markets its proprietary products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions. Currently, the Company sells its environmental security products through a distribution network of over 900 locations in the United States, Canada, Mexico, and Europe. The Company continues to explore opportunities with its proprietary product lines, to expand into additional markets, as well as design new products.

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

Significant Customers:

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of the Company’s contract manufacturing relationships, there is a significant degree of dependence between these customers and the Company. As a group, customers whose individual revenues equaled or exceeded 10% of the Company’s net sales revenues were responsible for net sales of $12.1 million, or 66% of total net sales, in 2002 and net sales of $10.1 million, or 67% of total net sales, in 2001.

Select Comfort Corporation has been one of the Company’s most significant customers during both 2002 and 2001, with sales of 50% and 35% of the Company’s net sales. Select Comfort Corporation is a Minnesota based air-sleep system manufacturer in the bedding industry. The design and manufacturing services provided to Johnson Outdoors Inc. accounted for 17% and 16% of the Company’s net sales during 2002 and 2001, respectively. Johnson Outdoors Inc. is a Wisconsin based manufacturer of recreational products. The design and manufacture services provided to PeopleNet Communications Corporation accounted for 1% and 15% of the Company’s net sales during 2002 and 2001, respectively. PeopleNet Communications Corporation is a Minnesota based manufacturer of a locating and mobile communications system for the long-haul and short-haul transportation industry. Due to a re-negotiation of the manufacturing agreement with PeopleNet Communications Corporation in August 2001, the Company experienced a significant reduction of sales to PeopleNet Communications Corporation during 2002.

Sales of the Company’s proprietary products accounted for 15% of total sales for 2002 and 18% for 2001. In 2002, nearly 38% of all proprietary products sales were to one security/industrial distributor, the world’s largest distributor.

Competition:

The Company’s business includes the design and manufacturing of custom electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced design production and test equipment. The Company has been working to position itself as a full service solution to its contract design and manufacture customers. Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, and company reputation. The Company believes that it competes favorably with respect to development and design expertise and quality of manufacturing. The Company’s foreign competitors are often more aggressive in pricing their services and many of the Company’s competitors have greater capacity, and are better-known and better-financed than the Company.

Competition among the security/industrial products has increased the last several years as additional companies have introduced competing products. The Company believes, however, that its products offer desirable features at competitive prices. Significant competitive factors in the market for security/industrial products include product effectiveness and features, price, reliability and company reputation. The Company believes that it competes favorably with respect to product effectiveness, features, price and reliability. However, given the Company’s size and relatively small presence in this market, many of the Company’s competitors have an advantage by being larger, better-known and better-financed.

Research and Development:

Throughout 2002, the Company has continued to position itself as a full-service solution to its OEM customers by offering varied design technologies such as, wireless communications, and embedded software design for control systems. The Company continues to have a strong research and development department that has the ability to service most of the customers’ engineering requirements, including complete new product design, value engineering, and redesign of existing products. The Company has had a reduction in its engineering staff due to attrition and reassignment of staff without replacement. The Company believes that it will be able to meet the current needs of its customer base, as well as to expand into new design projects. The Company spent $671,930 or 3.7% of net sales for research and development expenses for the year ended December 31, 2002, compared to $840,813 or 5.5% of net sales for 2001.

Effect on Environmental Regulations:

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Foreign Operations and Export Sales:

In 2002 and 2001, the Company derived less than 2% of its revenues from sales outside the United States.

Personnel:

At December 31, 2002, the Company had 85 employees (eighty-three full-time and two part-time). During 2002 and 2001, the Company also used temporary labor services during peak production times. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. Management believes that the current facility adequately supports the Company’s present and near future operations. Management believes its property is adequately covered by insurance. The Company’s office and manufacturing facility are subject to mortgages securing an aggregate amount of debt, which was equal to $1,869,866 as of December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position

Lorin E. Krueger	47	President, Chief Executive Officer, Secretary and Director

Jennifer A. Thompson, CPA	44	Chief Financial Officer

Kirk P. Hankins	41	Vice President of Sales — EMS Eastern Region

Terry E. Treanor	40	Vice President of Manufacturing

Steven W. Vogel	46	Vice President of Engineering

Dale A. Nordquist	48	Senior Vice President of Sales and Marketing

     Lorin E. Krueger has served as Chief Executive Officer of the Company since June 1, 2001, and as President of the Company since January 1999. In addition, Mr. Krueger served as Secretary of the Company since 1983. Mr. Krueger served as the Company’s Chief Operating Officer from January 1999 until June 2001 and as its Senior Vice President of Operations from March 1987 until January 1999.

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

     Kirk P. Hankins has served as Vice President of Sales — EMS Eastern Region since January 2002. He served as Vice President of Sales and Marketing of the Company from April 1989 to January 2002. He served as a director of the Company from 1990 until June 2001. Mr. Hankins served as Secretary of Playtronics Corporation, a manufacturer of electronic toys, from October 1985 until March 1990, when Playtronics merged into the Company, and as Vice President of Playtronics from October 1985 until April 1989. From 1984 to 1985, Mr. Hankins was the Marketing Manager of the Company.

     Terry E. Treanor joined the Company in July 1994 and was appointed Vice President of Manufacturing on June 28, 1996, prior to which he served in various capacities, including Quality Assurance Manager and Operations Manager. Mr. Treanor was employed by Onan Corp., a power generation company, from January 1985 until July 1994, serving most recently as Supplier Quality Engineer.

     Steven W. Vogel joined the Company in May 1994 and was appointed Vice President of Engineering on September 7, 1998, prior to which he served as Manager of Engineering from April 1996 to September 1998 and as Design Engineer from May 1994 to April 1996. From April 1988 to May 1994, Mr. Vogel served as Design Engineer for Micro-Trak Systems, Inc., a Minnesota-based agricultural electronics company.

     Dale A. Nordquist was recently promoted to Senior Vice President of Sales and Marketing. Dale joined the Company in October 2001 as Vice President of Sales — EMS Western Region. From May 1999 to October 2001, Mr. Nordquist served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc., which filed for Chapter 7 bankruptcy in January 2001 and was acquired by MagStar Technologies, Inc. in February 2001. From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultra-miniature electronic devices and high technology products incorporating these devices.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was listed on the American Stock Exchange (“AMEX”) under the symbol WEX. The following table sets forth the high and the low bid quotations, as reported by AMEX.

Fiscal Year Ended
December 31, 2002	Low	High

First Quarter	.80	1.26
Second Quarter	.80	2.89
Third Quarter	1.86	2.65
Fourth Quarter	1.20	2.84

Fiscal Year Ended
December 31, 2001	Low	High

First Quarter	1.25	1.94
Second Quarter	1.15	1.55
Third Quarter	0.80	1.50
Fourth Quarter	0.50	1.18

On February 10, 2003, the fair market value of the Company’s Common Stock was $1.67 based on the closing sale price quoted by AMEX on that date. As of December 31, 2002, the Company had approximately 464 shareholders of record.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS- 2002 vs. 2001

Net Sales: The Company recorded net sales of $18,097,466 for the year ended December 31, 2002, an increase of $2,702,712 or 17.6% from $15,394,754 for the same period in 2001. The increase in net sales is attributable to OEM customers, mainly the additional supply of electronic controls sold to Select Comfort Corporation. The increase in net sales to OEM customers were offset, in part, by the significant reduction in sales to PeopleNet Communications. In August of 2001 the Company negotiated a release of its manufacturing agreement with PeopleNet Communications for the production of the customers base unit. The Company continues to supply manufacturing services to PeopleNet, but at a reduced level. Sales of Winland’s proprietary products decreased slightly for the twelve months ended December 31, 2002, compared to 2001.

The Company’s OEM customers have given the Company purchase orders and forecasts having an aggregate value of $12.5 million to be completed over the next twelve months. The Company expects to receive additional orders from current OEM customers for 2003 and future production. Although the Company has purchase orders in place from many of its OEM customers which are scheduled to be fulfilled in 2003, these customers can terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. In addition, the Company signed a multi-year manufacturing agreement with Select Comfort Corporation, the Company’s largest OEM customer. The multi-year contract names Winland as the supplier of electronic controls for Select Comfort’s SLEEP NUMBER® 4000, SLEEP NUMBER® 5000 and SLEEP NUMBER® 7000 beds. The renewable contract gives Winland production rights of these electronic controls for a minimum of three years.

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

Gross Profits: Gross profit was $4,295,114 or 23.7% of net sales for the year ended December 31, 2002 compared to $2,599,509 or 16.9% of net sales for the same period in 2001. As a percentage of net sales, gross profits increased 6.8% for the year ended December 31, 2002 compared to 2001. The increase in gross profit, as a percentage of sales, is attributed to a more profitable sales mix for the year, including improved margins on Winland proprietary products, combined with the Company’s ability to lower direct and variable indirect expenses as a percentage of net sales as revenues increased for 2002, compared to 2001. Reductions in cost of good sold, as a percentage of sales, for the year ended December 31, 2002, are primarily in salaries and employee related expenses, as well as lower information technology and facility expenses, offset in part by increased warranty and obsolescence reserves, commissions expense, accrued employee incentive plan expense and the administrative expenses related to the new Arrow Electronics, Inc. “In Plant Store” (IPS). Inventory in the IPS, although located on Company premises, is owned by Arrow Electronics, Inc. and is invoiced to the Company when utilized by the Company in manufacturing. The Company has seen the use of the IPS reduce shipping and carrying costs of inventory. The increase in gross profit was also offset in part by the additional accrued Paid Time Off (PTO) that was necessary when the Company modified its policy on accounting for vacation and sick leave hours into one pool.

Operating Expenses: General and administrative expense was $1,268,956 or 7.0% of net sales for the year ended December 31, 2002, compared to $1,606,663 or 10.4% of net sales for the same period in 2001. The decrease in general and administrative expenses for 2002 are attributed primarily to reductions in professional fees, information technologies, leased vehicle expenses, and executive severance expense for the former CEO of the Company, offset in part by increased employee incentive plan accruals, PTO accruals, travel expense, and directors and officers insurance premium expenses. General and administrative expenses in 2001 included more than $277,000 of professional fees, shareholder communications and board of director expenses related to the special shareholders’ meeting requested by dissident shareholder, Dyna Technology, Inc., and an annual meeting contested by Dyna Technology, Inc.

Research and development expense (including the development of new company products as well as design services and support to the OEM customer base) was $671,930 or 3.7% of net sales for the year ended December 31, 2002, compared to $840,813 or 5.5% of net sales for the same period in 2001. The decline in research and development expense for 2002, compared to 2001, is primarily attributable to employee attrition and reassignment without replacement. Accordingly, total salaries and related expenses decreased, as well as decreased facility, information technology and leased vehicle expenses, offset in part by increased employee incentive plan accruals and PTO accruals.

Sales and marketing expense (including project management) was $899,539 or 5.0% of net sales for the year ended December 31, 2002, compared to $716,821 or 4.7% of net sales for the same period in 2001. The increase in sales and marketing expense is primarily attributable to increased salaries and employee related costs due to reassignment of certain personnel and the addition of a Vice President of Sales in late 2001. In addition, the Company incurred increased expense related to employee incentive plan accruals, increased PTO accruals, offset in part by decreased leased vehicle expenses, information technology expenses and promotional expenses.

Interest Expense: Interest expense was $249,515 or 1.4% of net sales for the year ended December 31, 2002, compared to $482,634 or 3.1% of net sales for the same periods in 2001. The decrease in interest expense was due to a reduction in short-term and long-term debt as well as lower interest rates on short-term debt. During 2002, the Company paid down the entire balance of $1,981,501 on its line-of-credit and reduced principal on long-term debt of $482,103. The cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $1,077,805 or $0.36 per basic share and $0.35 per diluted share for 2002, compared to a net loss of $876,729 or $0.30 per basic and diluted share for 2001. The net income for 2002 is primarily due to increased gross profit margins based on increased sales, a more profitable sales mix, and the Company’s ability to maintain lower direct and variable indirect expenses. Bottom line performance also benefited from overall reductions in operating expenses and interest expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 37% blended federal and state income tax rate, offset in part, by a tax benefit from the use of net operating losses and tax credits generated in previous years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2,765,275 for the year ended December 31, 2002, compared to $3,040,357 for the same period in 2001, a decrease of $275,082. Cash provided by operations was used to pay down $1,981,501 of the Company’s revolving line-of-credit, reduce long-term debt and to a lesser degree, for the purchase of equipment. The Company has funded its current operations with working capital provided by operations.

The current ratio at December 31, 2002 and December 31, 2001 was 2.3 to 1 and 1.4 to 1, respectively. Working capital equaled $2,746,781 on December 31, 2002, compared to $1,367,666 on December 31, 2001. The increase in working capital is attributed to reductions in short-term and long-term debt, offset in part by increased income taxes payable and accrued expenses, as well as, decreased inventory and income tax receivable.

The Company has a $2,500,000 revolving line-of-credit agreement with Wells Fargo Bank, through March 31, 2003. Interest on advances is at two percentage points over the bank’s reference rate and is due monthly. There were no advances outstanding on the revolving line-of-credit at December 31, 2002 and $1,981,501 at December 31, 2001. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75% of qualified accounts receivable and 40% of eligible inventory. In addition, the line-of-credit agreement contains certain reporting and operating covenants.

In order to continue operations in the ordinary course, the Company will seek to renew or refinance its line of credit agreement, which expires March 31, 2003.

A summary of our approximate contractual cash obligations at December 31, 2002 is as follows:

	Payments due by period

Contractual Obligations	Total	2003	2004	2005	2006	2007 and thereafter

Long-term debt including capital lease obligations, including interest	$2,823,200	$541,900	$982,500	$1,134,900	$105,600	$58,300
Operating leases	10,000	10,000	0	0	0	0
Total contractual cash obligations	$2,833,200	$551,900	$982,500	$1,134,900	$105,600	$58,300

The only off balance sheet contractual cash obligations are the operating leases noted above.

We also have a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding at
Commitment	Committed	December 31, 2002	Date of Expiration

Line of credit	$2,500,000	$0	March 31, 2003

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. These policies include, but are not limited to, revenue recognition, income taxes, product warranties, depreciation and long-lived assets. Some of the most critical policies are also discussed below.

The Company derives revenue from primarily two sources: (1) product and out of warranty repair revenue, which includes custom electronic controls and assemblies for original equipment manufacturers and proprietary products in the security/industrial, motor control and GPS markets and (2) engineering design services which may include programming and prototypes. The Company recognizes revenue from the sale of products and out of warranty repairs when the product is shipped by being delivered to a common carrier. Revenue recognition occurs for engineering design services as the progress billings are made and at the conclusion of the project. For all sales, the Company uses either a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.

The allowance for doubtful accounts is estimated at $10,000 at December 31, 2002. The Company has not experienced significant bad debt write offs the last several years, nor does a review of existing customer receivables dictate any significant potential losses. Therefore, the current allowance is believed to be adequate for any exposures to loss on December 31, 2002 accounts receivable.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $185,000 at December 31, 2002 is adequate. The reserve is based on an analysis of the existing inventory, including specific identification of obsolete inventory and applying a percentage of the aged inventory 15 months old and older. We believe the obsolete and slow moving inventory allowance includes adequate reserves for any inventory related to the discontinuance of the GPS Antenna products line.

In addition, the Company has established a reserve of $95,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended December 31, 2002. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure and the reserve is established. The Company believes that the estimated reserve at December 31, 2002 is adequate.

At December 31, 2002, the financial statements reflect a net deferred tax asset of $186,000. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2001, the Company recorded a valuation allowance of $315,200, or 100% of the net deferred tax assets. Since 2001 represented the second consecutive loss year, the valuation allowance was established by management due to the difficulties in predicting when the net deferred tax assets would be utilized and the amount of future taxable income that may be generated. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income. In 2002, because income was at a record high, the Company eliminated the previously recorded valuation allowance as in the opinion of management it is more likely than not that the deferred income tax assets will be realized due to future profitability.

The income tax expense for 2002 reflects a reduction of approximately $315,000 over standard tax rates, due to the use of credit carryforwards and temporary book/tax differences that were reflected in the deferred tax asset valuation allowance at December 31, 2001.

The Company depreciates property and equipment over its estimated useful life. In 2001, one piece of equipment was identified as impaired and written down to its lease buy out value. There were no impairment charges taken in 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value—based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement is effective for the December 31, 2002, financial statements. The interim reporting disclosure requirements will be effective for the Company’s March 31, 2003, 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the December 31, 2002, financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented above under the caption “Employee Stock Plans.”

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

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are at the pages set forth below:

Independent Auditors Report dated January 24, 2003 for Years Ended December 31, 2002 and 2001	14

Balance Sheets as of December 31, 2002 and 2001	15-16

Statements of Income for Years Ended December 31, 2002 and 2001	17

Statements of Changes in Stockholders Equity for Years Ended December 31, 2002 and 2001	18

Statements of Cash Flows for Years Ended December 31, 2002 and 2001	19

Notes to Financial Statements	20-30

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2002 and 2001, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
January 24, 2003

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms

WINLAND ELECTRONICS, INC.

BALANCE SHEETS
December 31, 2002 and 2001

ASSETS (Note 3)	2002	2001

Current Assets
Cash	$692,700	$399,749
Accounts receivable, less allowance for doubtful accounts of $10,000 (Note 9)	2,091,544	1,993,983
Income tax receivable	—	177,000
Inventories (Note 2)	1,811,644	2,439,727
Prepaid expenses and other assets	145,035	100,191
Deferred taxes (Note 6)	186,000	—

Total current assets	4,926,923	5,110,650

Other Assets
Patents and trademarks, net of accumulated amortization of $33,649 in 2002; $33,212 in 2001	590	1,027

Property and Equipment, at cost (Note 4)
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,735,832	3,675,897
Data processing equipment	1,265,396	1,301,598
Office furniture and equipment	352,834	353,932

Total property and equipment	8,610,548	8,587,914
Less accumulated depreciation	4,556,721	3,884,440

Net property and equipment	4,053,828	4,703,474

Total assets	$8,981,341	$9,815,151

See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

Current Liabilities
Note payable to bank (Note 3)	$-	$1,981,501
Current maturities of long-term debt	413,546	472,325
Accounts payable	931,933	931,385
Accrued expenses:
Compensation	524,088	289,749
Other	151,547	68,024
Income tax payable	159,028	—

Total current liabilities	2,180,143	3,742,984

Long-Term Liabilities
Deferred revenue (Note 5)	178,958	187,098
Long-term debt, less current maturities (Notes 3 and 4)	2,098,083	2,453,909

Total long-term liabilities	2,277,041	2,641,007

Total liabilities	4,457,184	6,383,991

Commitments and Contingencies (Note 4)
Stockholders’ Equity (Notes 7 and 8)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 2,978,160 shares in 2002 and 2,959,842 shares in 2001	29,782	29,598
Additional paid-in capital	2,264,710	2,249,702
Retained earnings	2,229,665	1,151,860

Total stockholders’ equity	4,524,157	3,431,160

Total liabilities and stockholders’ equity	$8,981,341	$9,815,151

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME
Years Ended December 31, 2002 and 2001

	2002	2001

Net sales (Note 9)	$18,097,465	$15,394,754
Cost of sales	13,802,351	12,795,245

Gross profit	4,295,114	2,599,509

Operating expenses:
General and administrative	1,268,955	1,606,663
Research and development	671,930	840,813
Sales and marketing	899,539	716,821

	2,840,424	3,164,297

Operating income (loss)	1,454,690	(564,788)

Other income (expenses):
Interest expense	(249,515)	(482,634)
Other, net	6,630	45,093

	(242,885)	(437,541)

Income (loss) before income taxes	1,211,805	(1,002,329)
Income tax expense (benefit) (Note 6)	134,000	(125,600)

Net income (loss)	$1,077,805	$(876,729)

Earnings (loss) per share data:
Basic	$0.36	$(0.30)
Diluted	0.35	(0.30)
Weighted-average number of common shares outstanding:
Basic	2,966,111	2,954,128
Diluted	3,067,300	2,954,128

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2001

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance on December 31, 2000	2,952,313	$29,523	$2,242,423	$2,028,589	$4,300,535
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	7,529	75	7,279	—	7,354
Net loss	—	—	—	(876,729)	(876,729)

Balance on December 31, 2001	2,959,842	29,598	2,249,702	1,151,860	3,431,160
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	10,894	110	11,332	—	11,442
Issuance of common stock in accordance with employee stock option plan (Note 7)	7,424	74	3,676	—	3,750
Net income	—	—	—	1,077,805	1,077,805

Balance on December 31, 2002	2,978,160	$29,782	$2,264,710	$2,229,665	$4,524,157

See Notes to Financial Statements.

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001

Cash Flows From Operating Activities
Net income (loss)	$1,077,805	$(876,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	736,162	851,061
Loss on disposal of equipment	5,333	11,003
Deferred taxes	(186,000)	54,800
Changes in assets and liabilities:
Accounts receivable	(97,561)	1,441,047
Income tax receivable	177,000	(49,748)
Inventories	628,083	2,830,302
Prepaid expenses and other assets	(44,844)	(43,592)
Accounts payable	548	(1,175,934)
Accrued expenses, including deferred revenue	309,723	(1,853)
Income tax payable	159,028	—

Net cash provided by operating activities	2,765,278	3,040,357

Cash Flows From Investing Activities
Proceeds from disposal of equipment	—	18,150
Purchases of property and equipment	(23,912)	(49,577)

Net cash used in investing activities	(23,912)	(31,427)

Cash Flows From Financing Activities
Net payments on revolving credit agreement	(1,981,501)	(1,943,000)
Principal payments on long-term borrowings, including capital lease obligations	(482,105)	(712,496)
Proceeds from issuance of common stock	15,192	7,354

Net cash used in financing activities	(2,448,415)	(2,648,142)

Net increase in cash	292,951	360,788
Cash
Beginning of year	399,749	38,961

End of year	$692,700	$399,749

Supplemental Disclosures of Cash Flow Information
Cash payments for (receipts of):
Interest	$249,424	$482,818
Income taxes, net	(15,835)	(130,815)

Supplemental Schedule of Noncash Investing and Financing Activities
Capital lease obligations incurred for the use of equipment	$67,500	$—

See Notes to Financial Statements.

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

Trade receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Patents and trademarks: Patents and trademarks are stated at cost and are being amortized using the straight-line method over their economic useful lives. Amortization expense included in the statements of income for the years ended December 31, 2002 and 2001, was approximately $400 and $1,500, respectively. Approximate amortization for 2003 will be $600.

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

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Long-lived assets: The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. In 2001, the Company recognized an impairment charge on certain equipment of approximately $63,000. There were no impairment losses recognized in 2002.

Product warranties: The Company provides a limited warranty for a period of one year for its products. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels.

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period are approximately as follows:

	Years Ended December 31

	2002	2001

Balance, beginning	$25,000	$75,000
Accruals for products sold	194,000	50,000
Payments made	(118,000)	(70,000)
Changes in accruals for pre-existing warranties	(6,000)	(30,000)

Balance, ending	$95,000	$25,000

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

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Fair value of financial instruments: Management estimates that the carrying value of long-term debt approximates fair value, estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of all other financial instruments approximates fair value due to the short-term nature of the instruments.

Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares.

The Company has granted options to purchase shares of common stock at various amounts per share (see Note 7). For 2001, these options and warrants were not included in the computation of diluted earnings per share because the Company has incurred a loss for the period. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same for 2001.

Employee stock plans: At December 31, 2002, the Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31

	2002	2001

Net income (loss):
As reported	$1,077,805	$(876,729)
Deduct total stock-based employee compensation expense determined under fair value—based method for all awards, net of related tax effects	(96,209)	(39,153)

Pro forma	$981,596	$(915,882)

Basic earnings (loss) per share:
As reported	$0.36	$(0.30)
Pro forma	0.33	(0.31)
Diluted earnings (loss) per share:
As reported	0.35	(0.30)
Pro forma	0.32	(0.31)

Research and development expense: The Company expenses research and development costs as incurred. Research and development expenses of $672,770 and $840,813 were charged to operations during the years ended December 31, 2002 and 2001, respectively.

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Recent pronouncements: In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company’s fiscal year ending 2003. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value–based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement is effective for the December 31, 2002, financial statements. The interim reporting disclosure requirements will be effective for the Company’s March 31, 2003, 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the December 31, 2002, financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented above under the caption “Employee Stock Plans.”

In January 2003, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The 2002 financial statements have incorporated the enhanced disclosure requirements of Interpretation No. 45, as presented in Note 1 to the financial statements under the caption “Product warranties.” The Company does not expect that this interpretation will have any other effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The requirements of Interpretation No. 46 will apply to the Company for its quarter ending September 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Inventories

The components of inventories at December 31, 2002 and 2001, are as follows:

	December 31

	2002	2001

Raw materials	$1,462,315	$2,006,461
Work in progress	138,663	138,859
Finished goods	395,666	429,407
Obsolescence reserve	(185,000)	(135,000)

Total	$1,811,644	$2,439,727

Financing Arrangement and Long-Term Debt

Financing arrangement: The Company has a $2,500,000 revolving line-of-credit agreement through March 31, 2003. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 40 percent of eligible inventories. Interest on advances is at the prime rate plus 2.0 percent (6.25 percent at December 31, 2002) and is due monthly. Advances outstanding on the revolving line-of-credit agreement at December 31, 2001, were $1,981,501. There were no advances outstanding on the revolving line of credit at December 31, 2002. (a)

Long-term debt: The following is a summary of long-term debt:

	December 31

	2002	2001

6.941% note payable, due in monthly installments of $15,221, including interest, to January 1, 2005, when the remaining balance is payable, secured by property and equipment (a)	$1,019,731	$1,127,505
4% note payable, due in monthly installments of $3,698, including interest, to January 1, 2005, when the remaining balance is payable, secured by property and equipment	273,363	306,096
8.25% note payable, due in monthly installments of $5,150, including interest, to September 2004, secured by equipment	464,973	486,890
6% note payable, due in monthly installments of $1,665, including interest, to November 2009, secured by building	111,799	124,653
Capital lease obligations, due in various monthly installments, with interest ranging from 5.44% to 9.30%, to November 2006, secured by equipment (Note 4)	641,765	881,090

	2,511,631	2,926,234
Less current maturities	413,546	472,325

Total long-term debt	$2,098,085	$2,453,909

These agreements contain certain reporting and operating covenants.

Note 3. Financing Arrangement and Long-Term Debt (Continued)

Approximate maturities of long-term debt for years subsequent to December 31, 2002, are as follows:

2003	$414,000
2004	836,000
2005	1,112,000
2006	99,000
2007	17,000
Thereafter	34,000

Total	$2,512,000

Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2002 and 2001, are as follows:

	2002	2001

Cost	$1,417,078	$2,070,802
Accumulated depreciation	806,471	1,105,106

Net leased property under capital leases	$610,607	$965,696

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2002, are approximately as follows:

2003	$254,000
2004	268,000
2005	112,000
2006	85,000

Total minimum lease payments	719,000
Less amount representing interest	77,000

Present value of net minimum lease payments (included in long-term debt)	$642,000

Operating leases: The Company leases certain equipment and vehicles under noncancelable operating leases through October 2003. The Company is responsible for all repairs and maintenance, insurance and other related expenses in connection with these leases.

Rental and other related expenses for the above leases for the years ended December 31, 2002 and 2001, were approximately $37,000 and $68,000, respectively.

Approximate future minimum annual lease payments under these leases as of December 31, 2002, are $10,000 for the year ending December 31, 2003.

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

Income Taxes

Components of the provision for (benefits of) income taxes are as follows:

	December 31

	2002	2001

Currently (refundable) payable	$320,000	$(180,400)
Deferred	(186,000)	54,800

	$134,000	$(125,600)

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31

	2002	2001

Statutory U.S. income tax rate	35%	(35)%
State taxes, net of federal tax effect	2%	(1)%
Tax benefit of NOL and credit carryforwards	(18)%	(7)%
Research and development tax credit	—%	(7)%
Utilization of federal NOL carryback	—%	6%
Valuation allowance	(8)%	31%

Effective income tax rate	11%	(13)%

Note 6. Income Taxes (Continued)

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2002 and 2001:

	December 31

	2002	2001

Deferred tax assets:
Inventory	$91,100	$79,800
Allowance for doubtful accounts	3,700	3,700
NOL carryforwards and tax credits	91,900	313,000
Other	109,600	72,300

	296,300	468,800
Deferred tax liabilities:
Property and equipment	110,300	153,600

	186,000	315,200
Valuation allowance	—	(315,200)

Net deferred tax assets	$186,000	$—

During the year ended December 31, 2001, the Company recorded a valuation allowance of $315,200. The valuation allowance was established by management due to the difficulties in predicting when the net deferred tax assets would be utilized and the amount of future taxable income that may be generated. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income. In 2002, the Company eliminated the previously recorded valuation allowance, as in the opinion of management it is more likely than not that the deferred income tax assets will be realized due to future profitability.

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying balance sheets as current assets.

At December 31, 2002, the Company has approximately $87,000 of tax credits with no expiration dates and another $5,000 of tax credits that expire in 2021.

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

Note 7. Stock-Based Compensation Plans (Continued)

As noted in Note 1, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001:

	December 31

	2002	2001

Expected life of options	5 years	3 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	68.5%	61.6%
Risk-free interest rate	3.0%	6.5%

The pro forma effect on earnings in 2002 and 2001 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Additional information relating to all outstanding options as of December 31, 2002 and 2001, is as follows:

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	375,600	$1.80	405,000	$2.10
Exercised	(17,000)	1.55	—	—
Expired	(97,600)	1.91	(103,400)	2.13
Granted	128,000	1.74	74,000	0.72

Options outstanding, end of year	389,000	$1.76	375,600	$1.80

Weighted-average fair value of options granted during the year, computed using the Black-Scholes option pricing model		$0.66		$0.42

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.53 to $0.95	79,000	4.3	$0.75	35,800	$0.83
$1.25 to $1.75	131,000	3.2	1.57	95,400	1.61
$1.88 to $2.00	48,000	2.9	1.98	24,000	1.98
$2.34 to $2.94	131,000	2.2	2.48	108,200	2.48

	389,000		$1.76	263,400	$1.89

At December 31, 2001, there were 237,900 options exercisable at a weighted-average exercise price of $1.94.

Employee Benefit Plans

Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions up to 15 percent of their eligible compensation. The plan also provides for a company-sponsored match to be determined each year by the Board of Directors. The Company contributed approximately $65,200 and $71,200 to the plan for the years ended December 31, 2002 and 2001, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2002 and 2001.

Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 15 percent of eligible compensation. The plan provides for two annual six-month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires December 31, 2002. A total of 100,000 shares were originally available for purchase under the plan. There were 10,894 and 7,529 shares purchased under the plan for the years ended December 31, 2002 and 2001, respectively.

Major Customers, International Sales and Enterprisewide Disclosures

Major customers: The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2002 and 2001, as follows:

	2002	2001

Sales percentage:
Customer A	50%	35%
Customer B	17%	16%
Customer C	*	15%
Accounts receivable percentage at December 31:
Customer A	34%	38%
Customer B	17%	19%
Customer C	*	2%

*     Customer accounted for less than 10 percent of net sales in 2002.

International sales: Export sales to international customers for 2002 and 2001 were approximately $434,000 and $290,000, respectively. Accounts receivable from international customers were approximately $8,000 and $27,000 at December 31, 2002 and 2001, respectively.

Note 9. Major Customers, International Sales and Enterprisewide Disclosures (Continued)

Enterprisewide disclosures: The following table presents revenue from external customers for each of the Company’s groups of products and services:

	Years Ended December 31

	2002	2001

Proprietary products and services, primarily for the security/industrial, motor control and GPS market	$2,709,200	$2,777,400
Electronic controls and assemblies for OEM customers	15,388,300	12,617,300

	$18,097,500	$15,394,700

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is either set forth under “Executive Officers of the Company at the end of Part I of this Form 10-KSB or is incorporated by reference to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the captions “Election of Directors“and “Compliance with Section 16(a) of the Exchange Act.”

The Company’s audit committee has named S. Robert Dessalet, CPA, as the “audit committee financial expert” as defined by Item 401(e) of Regulation S-B under the Securities Act of 1933. Mr. Dessalet is a Certified Public Accountant, whose experience includes positions as Vice President of Finance and Administration, Chief Financial Officer and business and management consultant. The Company acknowledges that the designation of Mr. Dessalet as the audit committee financial expert does not impose on Mr. Dessalet any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Dessalet as a member of the audit committee and the Board of Directors in the absence of such designation or identification.

The Company, primarily through the efforts of its Nominating and Governance Committee and Director of Quality Assurance, is in the process of preparing a “Code of Ethics and Business Conduct” which will be applicable at a minimum to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller. Upon completion and adoption of the Code by the Board of Directors, the Company will make the Code available to shareholders as required by Item 406 of Regulation S-B under the Securities Act of 1933.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 relating to security ownership of certain holders is incorporated by reference to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2002.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	389,000	$1.76	240,842
Equity compensation plans not approved by security holders	0	N/A	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the caption “Certain Transactions.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS.

The following Exhibits are included in this report: See “Exhibit Index to Form 10-KSB” following the signature page of this Form 10-KSB.

REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls Procedures.

The Company’s Chief Executive Officer, Lorin E. Krueger, and Chief Financial Officer, Jennifer A. Thompson, have reviewed the Company’s disclosure controls and procedures within 90 days prior to filing this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to them.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Dated:	March 7, 2003	/s/ Lorin E. Krueger Lorin E. Krueger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Lorin E. Krueger and Jennifer A. Thompson as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Lorin E Krueger, Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2003

/s/ Jennifer A. Thompson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2003

/s/ S. Robert Dessalet, Chairman of the Board of Directors	February 19, 2003

/s/ Thomas J. de Petra, Director	February 19, 2003

/s/ Richard T. Speckmann, Director	February 19, 2003

/s/ James L. Reissner, Director	February 19, 2003

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Lorin E. Krueger, certify that:

1.         I have reviewed this annual report on Form 10-KSB of Winland Electronics, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/ Lorin E. Krueger Lorin E. Krueger Chief Executive Officer

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Jennifer A. Thompson, certify that:

1.         I have reviewed this annual report on Form 10-KSB of Winland Electronics, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/ Jennifer A. Thompson Jennifer A. Thompson Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended December 31, 2002	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit
Number	Item

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

10.1	Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.2	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1993)**

10.3	Form of Incentive Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.4	Amendment to Winland Electronics, Inc. 1989 Stock Option Plan dated December 22, 1994 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 1994)**

10.5	Form of Nonqualified Stock Option Agreement for use under the 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4, SEC File No. 33-31246)**

10.6	Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.7	Employment Agreement dated January 1, 1999 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1998)**

Exhibit
Number	Item

10.8	Employment Agreement dated January 1, 1999 between the Company and Kirk P. Hankins (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.9	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1997)**

10.10	Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 1997)**

10.11	Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**

10.12	Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.13	Term Loan and Credit Agreement dated as of July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South), First amendment dated October 23, 1998 and Second Amendment dated September 29, 1999 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.14	Term Note dated September 29, 1999 in the principal amount of $530,052.64 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)-(Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.15	Mortgage in the amount of $57,725 dated May 7, 1996 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) and Note and Mortgage Modification Agreement dated July 31, 1998 and Mortgage Modification Agreement dated September 29, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.16	Mortgage Loan Agreement dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.17	Promissory Note dated October 6, 1999 in the principal amount of $150,000 in favor of the City of Mankato (Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.18	Agreement for Loan of Minnesota Investment Fund dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended December 31, 1999)

Exhibit
Number	Item

10.19	Agreement for Loan of Small Cities Development Program Funds dated December 14, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.20	Promissory Note dated December 14, 1999 in the principal amount of $1,321,913.59 in favor of the City of Mankato (Incorporated by reference to Exhibit 10.24 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.21	Revolving Note dated September 26, 2000 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.22	Third Amendment dated September 26, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.26 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.23	Fourth Amendment dated November 27, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.24	Fifth Amendment dated October 10, 2001 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association and Revolving Note dated October 10, 2001 in the principal amount of $3,500,000 (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended December 31, 2001)

10.25	Security Agreement dated December 19, 2001 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended December 31, 2001)

10.26	Fifth Amendment dated December 28, 2001 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo bank Minnesota, National Association (Incorporated by reference to Exhibit 10.30 to Form 10-KSB for the fiscal year ended December 31, 2001)

10.27	Sixth Amendment dated March 19, 2002 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-KSB for the quarter ended June 30, 2001)

10.28	Separation agreement and release dated May 12, 2001 between the Company and W. Kirk Hankins (Incorporated by reference to Exhibit 10.31 to Form 10-KSB for the fiscal year ended December 31, 2001)**

Exhibit
Number	Item

10.29	Amendment to Employment Agreement dated March 25, 2002 between the Company and Kirk P. Hankins (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2002)**

10.30	Employment Agreement dated April 8, 2002 between the Company and Dale Nordquist (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2002)**

10.31	Seventh Amendment dated September 15, 2002 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended September 30, 2002)

10.32	Note Modification Agreement dated September 15, 2002 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended September 30, 2002)

23.1*	Consent of McGladrey & Pullen, LLP

24.1*	Power of Attorney for Lorin E. Krueger, Jennifer A. Thompson, S. Robert Dessalet Thomas J. de Petra, Richard T. Speckmann, James L. Reissner (included on signature page of this Form 10-KSB)

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Management agreement or compensatory plan or arrangement.