Form 10QSB
period 2003-03-31
WINLAND ELECTRONICS INC
filed 2003-05-14
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003	Commission File Number:0-18393

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001

(Address of principal executive offices)

(507) 625-7231

(Issuer’s telephone number)

There were 2,989,984 shares of Common Stock, $.01 par value, outstanding as of May 13, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2003	2002

	(UNAUDITED)
Current Assets
Cash	$966,780	$692,700
Accounts receivable, net	2,730,634	2,091,544
Inventories	1,851,462	1,811,644
Prepaid expenses	219,496	145,035
Deferred Taxes	186,000	186,000

Total current assets	5,954,372	4,926,923

Other Assets	19,966	590

Total other assets	19,966	590

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,775,208	3,735,832
Data processing equipment	1,282,398	1,265,396
Office furniture and equipment	332,708	352,834

Total property and equipment	8,646,801	8,610,549
Less accumulated depreciation	(4,726,716)	(4,556,721)

Net property and equipment	3,920,085	4,053,828

Total assets	$9,894,423	$8,981,341

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002

	(UNAUDITED)
Current Liabilities
Current maturities of long-term debt	$401,350	$413,546
Accounts payable	1,472,261	931,933
Accrued expenses:
Compensation	436,766	524,088
Other	271,151	151,548
Income tax payable	208,807	159,028

Total current liabilities	2,790,335	2,180,143

Long Term Liabilities
Deferred revenue	176,923	178,958
Long-term debt, less current maturities	2,000,839	2,098,083

Total long-term liabilities	2,177,762	2,277,041

Total liabilities	4,968,097	4,457,184

Stockholders’ Equity
Common stock	29,782	29,782
Warrants	43,178	—
Additional paid-in capital	2,264,710	2,264,710
Retained earnings	2,588,356	2,229,665

Total stockholders’ equity	4,926,026	4,524,157

Total liabilities and stockholders’ equity	$9,894,123	$8,981,341

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended March 31, 2003 and 2002
(UNAUDITED)

	2003	2002

Net sales	$5,443,154	$4,285,647
Cost of sales	4,028,911	3,200,079

Gross profit	1,414,243	1,085,568

Operating expenses:
General and administrative	379,093	303,242
Sales and marketing	231,919	236,037
Research and development	196,437	148,781

	807,449	688,060

Operating income	606,794	397,508

Other income (expenses):
Interest expense	(43,330)	(78,768)
Other, net	227	11,333

	(43,103)	(67,435)

Income before income taxes	563,691	330,073
Income tax expense	(205,000)	(49,000)

Net income	$358,691	$281,073

Earnings per share data:
Basic	$0.12	$0.09
Diluted	0.12	0.09
Weighted-average number of common shares outstanding:
Basic	2,978,160	2,959,842
Diluted	3,049,061	2,982,802

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(UNAUDITED)

	2003	2002

Cash Flows From Operating Activities
Net income	$358,691	$281,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,808	197,523
Loss on disposal of equipment	641	433
Investor relations expense, warrants issued	2,425	—
Changes in assets and liabilities:
Accounts receivable	(639,090)	41,772
Income tax receivable	—	49,163
Inventories	(39,818)	30,403
Prepaid expenses	(52,872)	(15,914)
Accounts payable	540,328	201,740
Accrued expenses, including deferred revenue	80,025	22,590

Net cash provided by operating activities	427,138	808,783

Cash Flows From Investing Activities
Purchases of property and equipment	(43,618)	(9,749)
Net cash used in investing activities	(43,618)	(9,749)

Cash flows From Financing Activities
Net payments on revolving credit agreement	—	(720,000)
Payments on long-term borrowings, including capital lease obligations	(109,440)	(156,563)

Net cash used in financing activities	(109,440)	(876,563)

Net increase (decrease) in cash	274,080	(77,529)
Cash
Beginning	692,700	399,749

End	$966,780	$322,220

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$42,815	$79,030
Income tax	157,421	1,250

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations
Services to be Provided	$43,178	$—

See Notes to the Interim Financial Statements

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

Note 2. Inventories

Major components of inventory at March 31, 2003 and December 31, 2002 as follows:

	March 31, 2003	December 31, 2002

Raw Materials	$1,220,426	$1,462,315
Work In Process	147,065	138,663
Finished Goods	715,971	395,666
Obsolescence reserve	(232,000)	(185,000)

Total	$1,851,462	$1,811,644

Note 3. Financing Arrangement

The Company accepted a loan proposal and commitment from M&I Bank of Minneapolis, Minnesota for a $2,500,000 revolving line-of-credit agreement to replace the previous $2,500,000 line-of-credit with Wells Fargo Bank that matured on March 31, 2003. There were no advances outstanding on the revolving line-of-credit agreement at March 31, 2003 or December 31, 2002. The Company’s Board of Directors approved the change in banking relationships to M&I Bank. The Company believes M&I Bank will be a strong banking partner that will provide the flexibility and commitment the Company requires for adequate financing to meet its future needs.

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers which accounted for more than 10 percent of net sales for the three months ended March 31, 2003 and 2002, as follows:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Sales percentage:
Customer A	52%	51%
Customer B	21%	16%

The Company has customers that accounted for more than 10% of net receivables at March 31, 2003 and December 31, 2002, as follows:

	March 31, 2003	December 31, 2002

Accounts receivable percentage:
Customer A	51%	34%
Customer B	22%	17%

Enterprisewide Disclosures: The following table presents three month revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Proprietary microprocessors and mechanically controlled sensors and alarms	$673,614	$681,083
Electronic controls and assemblies for OEM customers	4,769,540	3,604,564

	$5,443,154	$4,285,647

Note 5. Earnings Per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive.

Note 6. Stock Options, Warrants and Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 36,000 shares of common stock. Warrants to purchase 9,000 shares of common stock vest in six-month increments during the two-year contractual period and will carry a three-year term from the date of vesting. The contract for services to be provided by Hayden Communications, Inc. does provide for a cancellation clause, by either party to the agreement, thereby limiting the warrants only to those vested up to the time of termination. On March 31, 2003, warrants to purchase 36,000 shares of common stock were outstanding, of which none was exercisable. The exercise price of all outstanding warrants is $2.04 per share.

The warrants have been valued using the Black-Scholes pricing model. Because the contract is cancelable, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract. In addition, the total value of the outstanding warrants, $43,178, is reflected in the stockholders’ equity section at March 31, 2003.

Stock-Based Compensation Plans: At March 31, 2003, the Company had a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no shares issued during the three months ended March 31, 2003, therefore, there was no effect on net income or earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation).

	Three Months Ended March 31

	2003	2002

Net income (loss):
As reported	$358,691	$281,073
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(8,173)	(10,660)

Pro forma	$350,518	$270,413

Basic earnings (loss) per share:
As reported	$0.12	$0.09
Pro forma	0.12	0.09
Diluted earnings (loss) per share:
As reported	0.12	0.09
Pro forma	0.12	0.09

Note 8. New Accounting Standards

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

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement was effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements are effective for the Company’s March 31, 2003 Form 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. The December 31, 2002, and March 31, 2003 financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented above under the caption “Employee Stock Plans.”

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three months ended March 31, 2003 v.
Three months ended March 31, 2002

Net Sales: The Company recorded net sales of $5,443,154 for the three months ended March 31, 2003, an increase of $1,157,507, or 27.0%, from $4,285,647 for the same period in 2002. The increase in sales for the three months ended March 31, 2003 is attributed to significant increases in sales to original equipment manufacture (OEM) customers. Sales of Winland’s proprietary products, which include the security/industrial sensors, DC motor controls and utility controls, decreased 1% for the three months ended March 31, 2003, compared to the same period in 2002.

The Company’s OEM customers have given the Company purchase orders and forecasts having an aggregate value of $12.8 million for delivery during the remainder of 2003. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for may of its OEM customers which are scheduled to be fulfilled in 2003, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The Company continues to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago and Minneapolis areas. The loss of any significant OEM customer would likely have an adverse affect on the Company’s short-term, and potentially long-term, results.

Gross Profits: Gross profit dollars increased 30% to $1,414,243 or 26.0% of net sales for the three months ended March 31, 2003, compared to $1,085,568 or 25.3% of net sales for the same period in 2002. The increase in gross profit for the quarter ended March 31, 2003 is primarily attributed to the increased sales, as well as the Company’s ability to maintain consistent direct and variable indirect expenses. Cost of sales decreased slightly as a percentage of sales for the quarter ended March 31, 2003, however, the actual expense for the period increased $828,832. The increase is primarily attributed to material and labor associated to the additional sales for the period, as well as increased warranty and obsolescence reserves, commissions expense, accrued employee incentive plan expense and the administrative expenses related to the Arrow Electronics, Inc. “In Plant Store” (IPS), which started in April of 2002. Inventory in the IPS, although located on Company premises, is owned by Arrow Electronics, Inc. and is invoiced to the Company when utilized by the Company in manufacturing. The Company has seen the use of the IPS reduce shipping and carrying costs of inventory.

Operating Expenses: General and administrative expense was $379,093 or 7.0% of net sales for the three months ended March 31, 2003, compared to $303,242 or 7.1% of net sales for the same period in 2002. The actual general and administrative expenses increased $75,851 for the three months ended March 31, 2003 compared to the same period in 2002. The increase is attributed to increased professional fees, salaries and related expenses, employee incentive plan accruals and increased bad debt reserves, offset in part by decreased telephone and investor relations expense.

Sales and marketing expense (including project management) was $231,919 or 4.3% of net sales for the three months ended March 31, 2003, compared to $236,037 or 5.5% of net sales for the same period in 2002, a decrease of $4,118. The decrease in sales and marketing as a percentage of sales is primarily due to holding expenses at 2002 levels as sales increased. The slight decrease was attributed to reduced overall salaries and employee related costs as a result of the reassignment of personnel and lower trade show costs, offset in part by increased employee training expenses, travel and expenses related to the replacement and proposed expansion of the Company’s sales force.

Winland’s sales and marketing efforts are focused on building long-term relationships with targeted OEM strategic accounts in the markets that it serves. The Company relies on direct sales people along with an extensive referral network to promote its services and uncover new opportunities.

Management believes that relationships built on networking, referrals and face-to-face contact will provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. Winland’s proprietary products in the Environmental Sensors and Security Retail sectors are marketed through a network of dealers and distributors and supported by current internal staff.

Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $196,437 or 3.6% of net sales for the three months ended March 31, 2003, compared to $148,781 or 3.5% of net sales for the same period in 2002. The increase in research and development expense for the three months ended March 31, 2003 compared to 2002 is primarily attributable to increased salaries and employee related expenses associated with the reassignment of personnel from 2002 to 2003 and the addition of an engineer in February 2002, employee incentive plan accruals, warranty expense associated with designs for customers, offset in part by a reduction in new product development and consulting expense.

Interest Expense: Interest expense was $43,330 or 0.8% of net sales for the three months ended March 31, 2003, compared to $78,768 or 1.8% of net sales for the same periods in 2002. The decrease in interest expense for the first quarter of 2003 was due to a reduction in short-term and long-term debt. During the first three months of 2003, the Company maintained a zero balance on its revolving line-of-credit and paid down $109,440 of long-term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $358,691 or $0.12 per basic and diluted share for the three months ended March 31, 2003, compared to net income of $281,073 or $0.09 per basic and diluted share for the first three months of 2002. The net income for the first three months of 2003 is primarily due to increased sales and improved gross profit margins based on a more profitable sales mix and the Company’s ability to maintain consistent direct and variable indirect expenses, offset in part by increased operating and income tax expense. Bottom line performance also benefited from reductions in interest expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 37% blended federal and state income tax rate. In 2002, the 37% blended rate was offset, in part, by a tax benefit from the use of net operating losses and tax credits generated in previous years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $427,138 for the three months ended March 31, 2003, compared to $808,783 for the same period in 2002, a decrease of $381,645. This change was primarily due to increased receivable levels resulting from higher quarterly and March sales. Additional payables at March 31, 2003 compared to the same time period in 2002 is indicative of the increased material demands to meet increased sales levels. The increased balance in payables only partially offsets the higher receivable balance, thereby creating a net decrease in cash from operations. Cash provided by operations was used to pay down $109,440 of the Company’s long-term debt and for the purchase of equipment. The Company has funded its current operations and strengthened its cash position with working capital provided by operations.

The current ratio at March 31, 2003 was 2.13 to 1, compared to 2.26 to 1 at December 31, 2002. Working capital equaled $3,164,037 on March 31, 2003, compared to $2,746,780 on December 31, 2002. The increase in working capital is primarily attributed to increased accounts receivable and cash, offset in part by increased accounts payable and accrued expenses.

The Company accepted a loan proposal and commitment from M&I Bank of Minneapolis, Minnesota for a $2,500,000 revolving line-of-credit agreement to replace the previous $2,500,000 line-of-credit with Wells Fargo Bank that matured on March 31, 2003. There were no advances outstanding on the revolving line-of-credit agreement at March 31, 2003 or December 31, 2002. The Company’s Board of Directors approved the change in banking relationships to M&I Bank. The Company believes

M&I Bank will be a strong banking partner that will provide the flexibility and commitment the Company requires for adequate financing to meet its future needs.

We believe that our cash balance, availability under a new line of credit agreement, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2003.

A summary of our contractual cash obligations at March 31, 2003 is as follows:

	Payments due by period

		Remainder Of
Contractual Obligations	Total	2003	2004	2005	2006	2007 and thereafter

Long-term debt, including interest	$2,656,700	$380,600	$982,500	$1,129,700	$105,600	$58,300
Operating leases	$6,000	$6,000	0	0	0	0
Total contractual cash obligations	$2,662,700	$386,600	$982,500	$1,129,700	$105,600	$58,300

The only off balance sheet contractual cash obligations are the operating leases noted above.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies to follow include, but are not limited to, revenue recognition, income taxes, product warranties, depreciation and long-lived assets. Some of the most critical policies are also discussed below.

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

The allowance for doubtful accounts is estimated at $33,000 at March 31, 2003. During the quarter the Company increased the allowance $23,000 based on current expectations with regard to a single customer. The Company has not experienced significant bad debt write offs the last several years, therefore, the current allowance is believed to be adequate for any exposures to loss on March 31, 2003 accounts receivable.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $232,000 at March 31, 2003 is adequate. The reserve is based on an analysis of the existing inventory, including specific identification of obsolete inventory and applying a percentage of the aged inventory 15 months old and older. We believe the obsolete and slow moving inventory allowance includes adequate reserves for any inventory related to the discontinuance of the GPS Antenna products line.

In addition, the Company has established a reserve of $152,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended March 31, 2003. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure and the reserve is established. The Company believes that the estimated reserve at March 31, 2003 is adequate.

At March 31, 2003, the financial statements reflect a net deferred tax asset of $186,000. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2001, the Company recorded a valuation allowance of $315,200, or 100% of the net deferred tax assets. Since 2001 represented the second consecutive loss year, the valuation allowance was established by management due to the difficulties in predicting when the net deferred tax assets would be utilized and the amount of future taxable income that may be generated. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income. In 2002, because income was at a record high, the Company eliminated the previously recorded valuation allowance as in the opinion of management it is more likely than not that the deferred income tax assets will be realized due to future profitability.

The income tax expense for the twelve months ended December 31, 2002 reflects a reduction of approximately $315,000 over standard tax rates due to the use of credit carryforwards and temporary book/tax differences that were reflected in the deferred tax asset valuation allowance at December 31, 2001. The income tax expense for the three months ended March 31, 2003 reflects a reduction of approximately $73,000.

The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three months ended March 31, 2003.

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

The Company derives a significant portion of its revenues from a small number of major OEM customers that are not subject to any long-term contracts with the Company. If any major customers should for any reason decrease the volume of their business or stop doing business with the Company, the Company’s business would be adversely affected. Some of the Company’s customers are not large, well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company’s customers encounter difficulties, or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

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

     (a)  Exhibits. See Exhibit Index following the signature page.

     (b)  Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)

Dated: May 13, 2003	/s/ Lorin E. Krueger

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Lorin E. Krueger

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Jennifer A. Thompson

Jennifer A. Thompson Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended March 31, 2003	Commission File No. 0-18393

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

99.1*	Certification of Chief Executive Officer Pursuant to section 906 of the Surbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer Pursuant to section 906 of the Surbanes-Oxley Act of 2002

*Filed herewith