Form 10QSB
period 2003-06-30
WINLAND ELECTRONICS INC
filed 2003-08-08
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission File Number: 0-18393

WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

There were 2,996,046 shares of Common Stock, $.01 par value, outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART II — OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB
EX-10.1 Credit and Security Agreement
EX-10.2 1997 Employee Stock Purchase Plan
EX-31.1 Certification of CEO Pursuant to Rule 302
EX-31.2 Certification of CFO Pursuant to Rule 302
EX-32.1 Certification of CEO Pursuant to Rule 906
EX-32.2 Certification of CFO Pursuant to Rule 906

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2003	2002

	(UNAUDITED)
Current Assets
Cash	$751,245	$692,700
Accounts receivable, net	2,032,693	2,091,544
Inventories	1,661,783	1,811,644
Prepaid expenses	301,963	145,035
Deferred taxes	186,000	186,000

Total current assets	4,933,684	4,926,923

Other Assets	14,199	590

Total other assets	14,199	590

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,803,293	3,735,832
Data processing equipment	1,289,081	1,265,396
Office furniture and equipment	332,708	352,834

Total property and equipment	8,681,569	8,610,549
Less accumulated depreciation	(4,890,878)	(4,556,721)

Net property and equipment	3,790,691	4,053,828

Total assets	$8,738,574	$8,981,341

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

	(UNAUDITED)
Current Liabilities
Current maturities of long-term debt	$360,452	$413,546
Accounts payable	832,794	931,933
Accrued expenses:
Compensation	521,483	524,088
Other	278,031	151,548
Income tax payable	26,607	159,028

Total current liabilities	2,019,367	2,180,143

Long Term Liabilities
Deferred revenue	174,888	178,958
Long-term debt, less current maturities	1,474,331	2,098,083

Total long-term liabilities	1,649,219	2,277,041

Total liabilities	3,668,586	4,457,184

Stockholders’ Equity
Common stock	29,960	29,782
Warrants	43,178	—
Additional paid-in capital	2,274,545	2,264,710
Retained earnings	2,722,305	2,229,665

Total stockholders’ equity	5,069,988	4,524,157

Total liabilities and stockholders’ equity	$8,738,574	$8,981,341

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended June 30, 2003 and 2002
(UNAUDITED)

	2003	2002

Net sales	$4,347,028	$5,111,078
Cost of sales	3,360,629	3,915,439

Gross profit	986,399	1,195,639

Operating expenses:
General and administrative	337,567	321,752
Sales and marketing	224,127	209,905
Research and development	180,089	165,687

	741,783	697,344

Operating income	244,616	498,295

Other income (expenses):
Interest expense	(35,661)	(64,365)
Other, net	3,994	(7,921)

	(31,667)	(72,286)

Income before income taxes	212,949	426,009
Income tax expense	(79,000)	(75,000)

Net income	$133,949	$351,009

Earnings per share data:
Basic	$0.04	$0.12
Diluted	0.04	0.12
Weighted-average number of common shares outstanding:
Basic	2,985,554	2,961,030
Diluted	3,108,862	3,031,438

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

	2003	2002

Net sales	$9,790,181	$9,396,725
Cost of sales	7,389,540	7,115,518

Gross profit	2,400,641	2,281,207

Operating expenses:
General and administrative	716,660	624,994
Sales and marketing	456,045	445,942
Research and development	376,527	314,468

	1,549,232	1,385,404

Operating income	851,409	895,803

Other income (expenses):
Interest expense	(78,991)	(143,133)
Other, net	4,222	3,412

	(74,769)	(139,721)

Income before income taxes	776,640	756,082
Income tax (expense) benefit	(284,000)	(124,000)

Net income	$492,640	$632,082

Earnings per share data:
Basic	$0.17	$0.21
Diluted	0.16	0.21
Weighted-average number of common shares outstanding:
Basic	2,981,878	2,960,439
Diluted	3,109,390	3,007,096

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

	2003	2002

Cash Flows From Operating Activities
Net income	$492,640	$632,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,209	386,596
Loss on disposal of equipment	711	3,122
Investor relations expense, warrants issued	7,822	—
Changes in assets and liabilities:
Accounts receivable	58,851	(216,410)
Income tax receivable	—	124,163
Inventories	149,861	79,195
Prepaid expenses	(135,339)	(130,120)
Accounts payable	(99,139)	167,612
Accrued expenses, including deferred revenue and income taxes payable	(12,613)	177,852
Net cash provided by operating activities	807,003	1,224,092

Cash Flows From Investing Activities
Purchases of property and equipment	(81,625)	(13,955)

Net cash used in investing activities	(81,625)	(13,955)

Cash flows From Financing Activities
Net payments on revolving credit agreement	—	(1,085,501)
Payments on long-term borrowings, including capital lease obligations	(676,846)	(269,744)
Proceeds from issuance of common stock	10,013	4,935

Net cash used in financing activities	(666,833)	(1,350,310)

Net increase (decrease) in cash	58,545	(140,173)
Cash
Beginning	692,700	399,749

End	$751,245	$259,576

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$78,405	$143,110
Income tax	412,830	28,000

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations Services to be Provided	$416,421	$—

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

Note 2. Inventories

Major components of inventory at June 30, 2003 and December 31, 2002 as follows:

	June 30, 2003	December 31, 2002

Raw Materials	$1,141,375	$1,462,315
Work In Process	98,689	138,663
Finished Goods	674,719	395,666
Obsolescence reserve	(253,000)	(185,000)

Total	$1,661,783	$1,811,644

Note 3. Financing Arrangement

On June 30, 2003, the Company signed a $2,500,000 revolving line-of-credit agreement with M&I Bank of Minneapolis, Minnesota through June 28, 2004 to replace the previous $2,500,000 line-of-credit with Wells Fargo Bank. Interest on advances accrues at the bank’s reference rate and is due monthly. As with the previous agreement with Wells Fargo Bank, the new agreement with M&I Bank is also subject to certain restrictive requirements. There were no advances outstanding on either revolving line-of-credit agreement at June 30, 2003 or December 31, 2002.

Under the new agreement with M&I Bank, advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable, 50 percent of qualified inventory, and 25 percent of net book value of unencumbered equipment.

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers which accounted for more than 10 percent of net sales for the three and six months ended June 30, 2003 and 2002, as follows:

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002

Sales percentage:
Customer A	58%	48%
Customer B	17%	19%

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Sales percentage:
Customer A	55%	50%
Customer B	19%	17%

The Company has customers that accounted for more than 10% of net receivables at June 30, 2003 and December 31, 2002, as follows:

	June 30, 2003	December 31, 2002

Accounts receivable percentage:
Customer A	55%	34%
Customer B	13%	17%

Enterprisewide Disclosures: The following table presents three month revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002

Proprietary microprocessors and mechanically controlled sensors and alarms	$545,765	$621,377
Electronic controls and assemblies for OEM customers	3,801,263	4,489,701

	$4,347,028	$5,111,078

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Proprietary microprocessors and mechanically controlled sensors and alarms	$1,219,378	$1,302,460
Electronic controls and assemblies for OEM customers	8,570,803	8,094,265

	$9,790,181	$9,396,725

Note 5. Earnings Per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive.

Note 6. Stock Options, Warrants and Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 36,000 shares of common stock. Warrants to purchase 1,500 shares of common stock vest each month beginning March 19, 2003 and continuing during the two-year contractual period. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On June 30, 2003, warrants to purchase 36,000 shares of common stock were outstanding, of which 6,000 shares were exercisable. The exercise price of such outstanding warrants is $2.04 per share.

The warrants have been valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract. In addition, the total value of the outstanding warrants, $43,178, is reflected in the stockholders’ equity section at June 30, 2003.

Stock-Based Compensation Plans: At June 30, 2003, the Company had a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were options to purchase 20,000 shares issued to directors during the three months ended June 30, 2003, representing compensation expense of $22,821. The effect on net income and earnings per share for the compensation cost for the stock-based compensation plan has been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock Based Compensation) and is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net Income:
As reported	$133,949	$351,009	$492,640	$632,082
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(22,821)	—	(30,944)	(10,660)

Pro forma	$111,128	$351,009	$461,696	$621,422

Basic Earnings per share
As reported	$0.04	$0.12	$0.17	$0.21
Pro forma	$0.04	$0.12	$0.15	$0.21
Diluted Earnings per share
As reported	$0.04	$0.12	$0.16	$0.21
Pro forma	$0.04	$0.12	$0.15	$0.21

Note 7. New Accounting Standards

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

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value—based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement was effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements are effective for the Company’s June 30, 2003 Form 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. The December 31, 2002, and June 30, 2003 financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented above under the caption “Employee Stock Plans.”

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

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity, which requires the issuer to classify certain freestanding financial instruments as liabilities. Under the provisions of Statement No. 150, common stock issued with mandatory redemption features that require the Company to repurchase the shares upon an event that is certain to occur, such as termination of employment or death of the stockholder, is no longer classified as equity; instead, these shares will be reported as shares subject to mandatory redemption and classified as a liability in the balance sheet. In such circumstances, disclosure of the components of this liability will be included in the notes to the financial statements. The requirements of Statement No. 150 will apply to the Company for its quarter ending September 30, 2003. The effect of the adoption of this standard will be reported as a cumulative effect of a change in accounting principle in the year of adoption, and restatement of previously issued financial statements is not permitted. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three and Six months ended June 30, 2003 v.
Three and Six months ended June 30, 2002

Net Sales: The Company recorded net sales of $4,347,028 for the three months ended June 30, 2003, a decrease of $764,050, or 14.9%, from $5,111,078 for the same period in 2002. The decrease in sales for the three months ended June 30, 2003 is primarily attributed to a decline in sales to original equipment manufacture (OEM) customers. Sales of Winland’s proprietary products, which include the security/industrial sensors, DC motor controls and utility controls, also declined 1.2% for the three months ended June 30, 2003, compared to 2002. The Company recorded net sales of $9,790,181 for the first six months of 2003, an increase of $393,456, or 4.2%, from $9,396,725 for the same period in 2002. The increase in sales for the six months ended June 30, 2003 is attributed to increased sales to OEM customers, all of which occurred in the first three months. Due to reduced shipments, sales of Winland’s proprietary products declined 6.4% during the first six months of 2003, compared to the same period in 2002.

The Company’s OEM customers have given the Company purchase orders and forecasts having an aggregate value of $7 million for delivery during the remainder of 2003 and at decreased levels into 2004. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers which are scheduled to be fulfilled in 2003, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. In June the Company announced that orders from Johnson Outdoors, Inc. (JOI) would be reduced in the coming years. Sales to JOI represented 17% of total sales for the quarter ended June 30, 2003 and 19% for the first six months of 2003. The reductions are anticipated to be minimal for the remainder of 2003 since JOI’s primary season is complete. However, the Company expects a significant reduction of JOI orders for 2004.

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

Gross Profits: Gross profit dollars decreased 17.5% to $986,399 or 22.7% of net sales for the three months ended June 30, 2003, compared to $1,195,639 or 23.4% of net sales for the same period in 2002. For the first six months of 2003 gross profits were $2,400,641 or 24.5% of net sales, compared to $2,281,207 or 24.3% of net sales for the same period in 2002. The decline in gross profit for the quarter ended June 30, 2003 is attributed to a decrease in sales, while fixed costs remained fairly consistent. Gross profit declined only slightly as a percentage of net sales for the quarter and remained consistent for the first six months of 2003, compared to 2002. For both the quarter and the six months ended June 30, 2003 the Company saw increases in salaries and related expenses, obsolescence reserves, and premiums for product liability insurance, offset by a decline in depreciation expense and travel expense. For the first six months of 2003 the Company experienced increases in commissions expense, accrued employee incentive plan expense and the administrative expenses related to the Arrow Electronics, Inc. “In Plant Store” (IPS), which started in April of 2002. Inventory in the IPS, although located on Company premises, is owned by Arrow Electronics, Inc. and is invoiced to the Company when utilized by the Company in manufacturing. The Company has seen the use of the IPS reduce shipping and carrying costs of inventory.

Operating Expenses: General and administrative expense was $337,567 or 7.8% of net sales for the three months ended June 30, 2003, compared to $321,752 or 6.3% of net sales for the same period in 2002. For the first six months of 2003 general and administrative expense was $716,660 or 7.3% of net sales, compared to $624,994 or 6.7% of net sales for the same period in 2002. The increase for both the quarter and first six months of 2003 is attributed to increased salaries and related employee expenses, employee training, increased investor relations expense, and increases in bad debt reserves related to specific customer accounts, offset in part by decreased telephone expense.

Sales and marketing expense (including project management) was $224,127 or 5.2% of net sales for the three months ended June 30, 2003, compared to $209,905 or 4.1% of net sales for the same period in 2002. Sales and marketing expense for the first six months of 2003 was $456,045 or 4.7% of net sales, compared to $445,942 or 4.7% of net sales for the same period in 2002. The slight increase was attributed to increased salaries and employee related costs, employee training, travel expense, and commissions expense, offset by a reduction in accrued employee incentive plan expense.

Winland’s sales and marketing efforts are focused on building long-term relationships with targeted OEM strategic accounts in the markets that it serves. The Company relies on direct sales people along with an extensive referral network to promote its services and uncover new opportunities. Management believes that relationships built on networking, referrals and face-to-face contact will provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. In an effort to carry these strategies forward the Company has added the position of EMS business development manager. Winland’s proprietary products in the Environmental Sensors and Security Retail sectors are marketed through a network of dealers and distributors and supported by current internal staff.

Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $180,089 or 4.1% of net sales for the three months ended June 30, 2003, compared to $165,687 or 3.2% of net sales for the same period in 2002. Research and development expense was $376,527 or 3.8% of net sales for the first six months of 2003, compared to $314,468 or 3.3% of net sales for the same period in 2002. The increase in research and development expense for the three and six months ended June 30, 2003 compared to 2002 is primarily attributable to increased salaries and employee related expenses associated with the reassignment of personnel from 2002 to 2003, warranty expense associated with designs for customers, offset in part by a reduction in employee incentive plan accruals, new product development and engineering supplies expense.

Interest Expense: Interest expense was $35,661 or 0.8% of net sales for the three months ended June 30, 2003, compared to $64,365 or 1.3% of net sales for the same periods in 2002. For the first six months of 2003 interest expense was $78,991 or 0.8% of net sales, compared to $143,133 or 1.5% of net sales for the same period in 2002. The decrease in interest expense for the second quarter and first six months of 2003 was due to a reduction in short-term and long-term debt. During the first six months of 2003, the Company has not borrowed on its revolving line-of-credit and paid down $676,846 of long-term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $133,949 or $0.04 per basic and diluted share for the three months ended June 30, 2003, compared to net income of $351,009 or $0.12 per basic and diluted share for the same period in 2002. The decline in net income for the quarter ended June 30, 2003 is primarily due to decreased sales during the quarter as well as increased operating expenses and income tax expense, offset by reductions in interest expense. Net income for the first six months of 2003 was $492,640 or $0.17 per basic and $0.16 per diluted share, compared to $632,082 or $0.21 per basic and diluted share. The decline in net income for the first six months of 2003 is primarily attributed to increased operating expenses, and increased income tax expense, offset in part by improved gross profits and decreased interest expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 37% blended federal and state income tax rate. In 2002, the 37% blended rate was offset, in part, by a tax benefit from the use of net operating losses and tax credits generated in previous years resulting in a 16% blended federal and state income tax rate. While year-to-date pre-tax net income was $776,640 for 2003 and $756,082 for 2002, income tax expense was $284,000 and $124,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $807,003 for the six months ended June 30, 2003, compared to $1,224,092 for the same period in 2002, a decrease of $417,089. This change was primarily due to the reduction in accounts payable and other accrued expenses and increases in prepaid expenses. Cash provided by operations was used to pay down $676,846 of the Company’s long-term debt and for the purchase of equipment.

The Company has funded its current operations and strengthened its cash position with working capital provided by operations.

The current ratio at June 30, 2003 was 2.44 to 1, compared to 2.26 to 1 at December 31, 2002. Working capital equaled $2,914,317 on June 30, 2003, compared to $2,746,780 on December 31, 2002. The increase in working capital is primarily attributed to increased prepaid expense, cash, and decreased payables, offset in part by decreased inventory levels and increased accrued expenses.

The Company accepted a loan proposal and commitment from M&I Bank of Minneapolis, Minnesota and on June 30, 2003 signed a $2,500,000 revolving line-of-credit agreement to replace the previous $2,500,000 line-of-credit with Wells Fargo Bank. There were no advances outstanding on either revolving line-of-credit agreement at June 30, 2003 or December 31, 2002. As with the previous agreement with Wells Fargo Bank, the new agreement with M&I Bank is also subject to certain restrictive requirements. The Company believes M&I Bank will be a strong banking partner that will provide the flexibility and commitment the Company requires for adequate financing to meet its future needs.

Management believes that our cash balance, availability of funds under a new line of credit agreement, and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at June 30, 2003 is as follows:

	Payments due by period

		Remainder
		Of				2007 and
Contractual Obligations	Total	2003	2004	2005	2006	thereafter

Long-term debt, including interest	$2,012,500	$203,700	$515,200	$1,129,700	$105,600	$58,300
Operating leases	$1,600	$1,600	0	0	0	0
Total contractual cash obligations	$2,014,100	$205,300	$515,200	$1,129,700	$105,600	$58,300

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

The allowance for doubtful accounts is estimated at $56,000 at June 30, 2003. During the first six months of 2003 the Company increased the allowance $46,000 based on current expectations with regard to a single customer. The Company has not experienced significant bad debt write offs the last several years, therefore, the current allowance is believed to be adequate for any exposures to loss on June 30, 2003 accounts receivable.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $253,000 at June 30, 2003 is adequate. The reserve is based on an analysis of the existing inventory, including specific identification of obsolete inventory and applying a percentage of the aged inventory 15 months old and older.

In addition, the Company has established a reserve of $127,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended June 30, 2003. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure and the reserve is established. The Company believes that the estimated reserve at June 30, 2003 is adequate.

At June 30, 2003, the financial statements reflect a net deferred tax asset of $186,000. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2001, the Company recorded a valuation allowance of $315,200, or 100% of the net deferred tax assets. Since 2001 represented the second consecutive loss year, the valuation allowance was established by management due to the difficulties in predicting when the net deferred tax assets would be utilized and the amount of future taxable income that may be generated. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income. In 2002, because income was at a record high, the Company eliminated the previously recorded valuation allowance as in the opinion of management it is more likely than not that the deferred income tax assets will be realized due to future profitability.

The income tax expense for the twelve months ended December 31, 2002 reflects a reduction of approximately $315,000 over standard tax rates due to the use of credit carryforwards and temporary book/tax differences that were reflected in the deferred tax asset valuation allowance at December 31, 2001. The income tax expense for the six months ended June 30, 2003 reflects a reduction of approximately $73,000.

The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the six months ended June 30, 2003.

CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to the Company’s purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

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

The Company’s Chief Executive Officer, Lorin E. Krueger, and Chief Financial Officer, Jennifer A. Thompson, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

On February 19, 2003, the Company granted to a consultant a three-year warrant to purchase 36,000 shares of the Company’s Common Stock at $2.04 per share. The warrant becomes exercisable in 24 monthly increments beginning on March 19, 2003. The Company issued the warrant in reliance upon an exemption from the registration provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting on May 13, 2003.

(b)	Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected. The Company included in its proxy material a shareholder proposal submitted by Dyna Technology, Inc. (Proposal #2) The shareholder proposal demanded that the Board of Directors of the Company immediately discontinue the grant of incentive stock options under the existing program and that any future grant of incentive stock option be subject to shareholder approval by an affirmative vote of at least 60% of shareholders in attendance, whether in person of by proxy, at any annual meeting, or at any special meeting called for that purpose.

Proposal #2 failed with a vote of 766,127 shares in favor, 909,537 shares against, and 28,963 shares abstaining, with 973,646 broker non-votes.

The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

	Number of	Number of
Nominee	Votes For	Votes Withheld

Thomas J. de Petra	2,235,042	443,231
S. Robert Dessalet	2,235,042	443,231
Lorin E. Krueger	2,227,242	451,031
James L. Reissner	2,232,042	446,231
Richard T. Speckman	2,235,042	443,231

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index following the signature page.

(b)	Reports on Form 8-K. An 8-K dated April 23, 2003 announcing 1st quarter earnings was filed.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: August 5, 2003	/s/ Lorin E. Krueger
Lorin E. Krueger, President and
Chief Executive Officer (Principal
Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief
Financial Officer (Principal
Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended June 30, 2003	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1*	Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (M&I), dated June 30, 2003 and Note dated June 30, 2003 in the principal amount of $2,500,000 in favor of M&I

10.2*	Winland Electronics Inc. 1997 Employee Stock Purchase Plan, as amended June 17, 2003

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Surbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Surbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Surbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Surbanes-Oxley Act of 2002

*     Filed herewith