Form 10QSB
period 2003-09-30
WINLAND ELECTRONICS INC
filed 2003-11-14
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003	Commission File Number: 0-18393

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

There were 2,996,046 shares of Common Stock, $.01 par value, outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [x]

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
NOTES TO THE INTERIM FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB
EX-10.1 2nd Amendment to Employment Agreement
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current Assets
Cash	$1,454,509	$692,700
Accounts receivable, net	2,078,768	2,091,544
Inventories	1,681,977	1,811,644
Prepaid expenses	262,835	145,035
Deferred taxes	186,000	186,000

Total current assets	5,664,089	4,926,923

Other Assets	8,673	590

Total other assets	8,673	590

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,926,284	3,735,832
Data processing equipment	1,289,170	1,265,396
Office furniture and equipment	332,708	352,834

Total property and equipment	8,804,649	8,610,549
Less accumulated depreciation	(5,073,533)	(4,556,721)

Net property and equipment	3,731,116	4,053,828

Total assets	$9,403,878	$8,981,341

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$366,398	$413,546
Accounts payable	1,280,630	931,933
Accrued expenses:
Compensation	570,603	524,088
Other	248,179	151,548
Income tax payable	56,607	159,028

Total current liabilities	2,522,417	2,180,143

Long Term Liabilities
Deferred revenue	172,853	178,958
Long-term debt, less current maturities	1,380,470	2,098,083

Total long-term liabilities	1,553,323	2,277,041

Total liabilities	4,075,740	4,457,184

Stockholders’ Equity
Common stock	29,960	29,782
Warrants	43,178	—
Additional paid-in capital	2,274,545	2,264,710
Retained earnings	2,980,455	2,229,665

Total stockholders’ equity	5,328,138	4,524,157

Total liabilities and stockholders’ equity	$9,403,878	$8,981,341

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended September 30, 2003 and 2002
(UNAUDITED)

	2003	2002

Net sales	$4,580,189	$4,038,930
Cost of sales	3,428,104	3,191,279

Gross profit	1,152,085	847,651

Operating expenses:
General and administrative	326,681	323,881
Sales and marketing	238,312	236,504
Research and development	154,303	174,570

	719,296	734,955

Operating income	432,789	112,696

Other income (expenses):
Interest expense	(29,701)	(61,188)
Other, net	6,062	658

	(23,639)	(60,530)

Income before income taxes	409,150	52,166
Income tax expense	(151,000)	(22,000)

Net income	$258,150	$30,166

Earnings per share data:
Basic	$0.09	$0.01
Diluted	0.08	0.01
Weighted-average number of common shares outstanding:
Basic	2,996,046	2,970,627
Diluted	3,069,170	3,045,642

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2003 and 2002
(UNAUDITED)

	2003	2002

Net sales	$14,370,370	$13,435,655
Cost of sales	10,817,645	10,306,797

Gross profit	3,552,725	3,128,858

Operating expenses:
General and administrative	1,043,341	948,875
Sales and marketing	694,357	682,446
Research and development	530,829	489,038

	2,268,527	2,120,359

Operating income	1,284,198	1,008,499

Other income (expenses):
Interest expense	(108,692)	(204,320)
Other, net	10,284	4,070

	(98,408)	(200,250)

Income before income taxes	1,185,790	808,249
Income tax expense	(435,000)	(146,000)

Net income	$750,790	$662,249

Earnings per share data:
Basic	$0.25	$0.22
Diluted	0.25	0.22
Weighted-average number of common shares outstanding:
Basic	2,986,653	2,963,871
Diluted	3,056,739	3,013,365

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(UNAUDITED)

	2003	2002

Cash Flows From Operating Activities
Net income	$750,790	$662,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532,525	569,427
Loss on disposal of equipment	754	3,232
Investor relations expense, warrants issued	13,219	—
Changes in assets and liabilities:
Accounts receivable	12,776	(250,930)
Income tax receivable	—	153,997
Inventories	129,667	312,828
Prepaid expenses	(96,211)	(68,465)
Accounts payable	348,697	45,893
Accrued expenses, including deferred revenue and income taxes payable	34,620	235,478

Net cash provided by operating activities	1,726,837	1,663,709

Cash Flows From Investing Activities
Purchases of property and equipment	(210,280)	(86,664)

Net cash used in investing activities	(210,280)	(86,664)

Cash flows From Financing Activities
Net payments on revolving credit agreement	—	(1,415,501)
Payments on long-term borrowings, including capital lease obligations	(764,761)	(306,674)
Proceeds from issuance of common stock	10,013	8,685

Net cash used in financing activities	(754,748)	(1,713,490)

Net increase (decrease) in cash	761,809	(136,445)
Cash
Beginning	692,700	399,749

End	$1,454,509	$263,304

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$108,082	$204,091
Income tax	537,421	(17,084)

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations
Services to be Provided	$43,178	$—

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

Note 2. Inventories

Major components of inventory at September 30, 2003 and December 31, 2002 as follows:

	September 30, 2003	December 31, 2002

Raw Materials	$1,183,037	$1,462,315
Work In Process	251,868	138,663
Finished Goods	530,072	395,666
Obsolescence reserve	(283,000)	(185,000)

Total	$1,681,977	$1,811,644

Note 3. Financing Arrangement

The Company has a $2,500,000 annual revolving line-of-credit agreement with M&I Bank of Minneapolis, Minnesota through June 28, 2004. Interest on advances accrues at the bank’s reference rate and is due monthly and is subject to certain restrictive requirements. There were no advances outstanding on the revolving line-of-credit agreement at September 30, 2003 or December 31, 2002.

Under the agreement with M&I Bank, advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable, 50 percent of qualified inventory, and 25 percent of net book value of unencumbered equipment. The total availability on the line of credit was $2,466,579 at September 30, 2003.

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers which accounted for more than 10 percent of net sales for the three and nine months ended September 30, 2003 and 2002, as follows:

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002

Sales percentage:
Customer A	53%	46%
Customer B	9%	19%

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Sales percentage:
Customer A	54%	49%
Customer B	16%	18%

The above customers had net receivables at September 30, 2003 and December 31, 2003 as follows:

	September 30, 2003	December 31, 2002

Accounts receivable percentage:
Customer A	47%	34%
Customer B	9%	17%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002

Proprietary microprocessors and mechanically controlled sensors and alarms	$715,364	$689,054
Electronic controls and assemblies for OEM customers	3,864,825	3,349,876

	$4,580,189	$4,038,930

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Proprietary microprocessors and mechanically controlled sensors and alarms	$1,934,741	$1,991,511
Electronic controls and assemblies for OEM customers	12,435,629	11,444,144

	$14,370,370	$13,435,655

Note 5. Earnings Per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive.

Note 6. Stock Options, Warrants and Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 36,000 shares of common stock. Warrants to purchase 1,500 shares of common stock vest each month beginning March 19, 2003 and continuing during the two-year contractual period. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On September 30, 2003, warrants to purchase 36,000 shares of common stock were outstanding, of which 10,500 shares were exercisable. The exercise price of such outstanding warrants is $2.04 per share.

The warrants have been valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract. In addition, the total value of the outstanding warrants, $43,178, is reflected in the stockholders’ equity section at September 30, 2003.

Stock-Based Compensation Plans: The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were options to purchase 18,000 shares issued to an employee during the three months ended September 30, 2003, representing pro forma compensation expense of $18,983. The effect on net income and earnings per share for the compensation cost for the stock-based compensation plan has been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock Based Compensation) and is reflected in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income:
As reported	$258,150	$30,166	$750,790	$662,249
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(8,767)	(51,405)	(39,761)	(62,065)

Pro forma	$249,383	$(21,239)	$711,029	$600,184

Basic Earnings per share
As reported	$0.09	$0.01	$0.25	$0.22
Pro forma	$0.08	$(0.01)	$0.24	$0.20
Diluted Earnings per per share
As reported	$0.08	$0.01	$0.25	$0.22
Pro forma	$0.08	$(0.01)	$0.23	$0.20

Note 7. Product Warranties:

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

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period are approximately as follows:

	Nine Months Ended September 30,

	2003	2002

Balance, Beginning	$95,000	$25,000
Accruals for products Sold	135,700	107,400
Charges in accruals for pre-existing warranties	(90,700)	(35,300)

Balance, Ending	$140,000	$97,100

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. As of September 30, 2003 the requirements of Interpretation No. 46 do not apply to the Company.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity, which requires the issuer to classify certain freestanding financial instruments as liabilities. Under the provisions of Statement No. 150, common stock issued with mandatory redemption features that require the Company to repurchase the shares upon an event that is certain to occur, such as termination of employment or death of the stockholder, is no longer classified as equity; instead, these shares will be reported as shares subject to mandatory redemption and classified as a liability in the balance sheet. In such circumstances, disclosure of the components of this liability will be included in the notes to the financial statements. The requirements of Statement No. 150 will apply to the Company for its quarter ending September 30, 2004. The effect of the adoption of this standard will be reported as a cumulative effect of a change in accounting principle in the year of adoption, and restatement of previously issued financial statements is not permitted. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three and Nine months ended September 30, 2003 v.
Three and Nine months ended September 30, 2002

Net Sales: The Company recorded net sales of $4,580,189 for the three months ended September 30, 2003, an increase of $541,259, or 13.4%, from $4,038,930 for the same period in 2002. The increase in sales for the three months ended September 30, 2003 is primarily attributed to an increase in sales to original equipment manufacture (OEM) customers. Sales of Winland’s proprietary products, which include the security/industrial sensors, DC motor controls and utility controls, also increased 3.8% for the three months ended September 30, 2003, compared to 2002. The Company recorded net sales of $14,370,370 for the first nine months of 2003, an increase of $934,715, or 7.0%, from $13,435,655 for the same period in 2002. The increase in sales for the nine months ended September 30, 2003 is attributed to increased sales to OEM customers. Due to reduced shipments, sales of Winland’s proprietary products declined 2.9% during the first nine months of 2003, compared to the same period in 2002.

The Company’s OEM customers have given the Company purchase orders having an aggregate value of $9.3 million for delivery during the remainder of 2003 and into 2004. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers which are scheduled to be fulfilled in 2003, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. In June the Company announced that orders from Johnson Outdoors, Inc. (JOI) would be reduced in the coming years. Sales to JOI represented 9% of total sales for the quarter ended September 30, 2003 and 16% for the first nine months of 2003. The Company expects to experience reduced sales from JOI for the remainder of 2003 when compared to 2002, with more significant reductions expected in 2004 annual sales when compared to historical sales levels.

The Company has continued to position itself as a full service designer and manufacturer of custom controls and assemblies for OEM customers. The Company continues to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago and Minneapolis areas. The loss of any significant OEM customer would likely have an adverse affect on the Company’s short-term, and potentially long-term, results. In addition, the Company continues to manufacture and hold a steady share of the security retail and environmental sensors market with its proprietary microprocessors and mechanically controlled sensors and alarms.

Gross Profits: Gross profit dollars increased 35.9% to $1,152,085 or 25.2% of net sales for the three months ended September 30, 2003, compared to $847,651 or 21.0% of net sales for the same period in 2002. For the first nine months of 2003 gross profits were $3,552,725 or 24.7% of net sales, compared to $3,128,858 or 23.3% of net sales for the same period in 2002. The increase in gross profit for the quarter and nine months ended September 30, 2003 is attributed to an increase in sales, as well as a more a profitable sales mix. For the first nine months of 2003 the Company saw increases in salaries and related expenses, warranty reserves, and premiums for product liability insurance. For the first nine months of 2003 the Company also experienced increases in the administrative expenses related to the Arrow Electronics, Inc. “In Plant Store” (IPS), which started in April of 2002. Inventory in the IPS, although located on Company premises, is owned by Arrow Electronics, Inc. and is invoiced to the Company when utilized by the Company in manufacturing. The Company has seen the use of the IPS reduce shipping and carrying costs of inventory.

Operating Expenses: General and administrative expense was $326,681 or 7.1% of net sales for the three months ended September 30, 2003, compared to $323,881 or 8.0% of net sales for the same period in 2002. For the first nine months of 2003 general and administrative expense was $1,043,341 or 7.3.% of net sales, compared to $948,875 or 7.1% of net sales for the same period in 2002. The increase for both the quarter and first nine months of 2003 is attributed to increased group insurance expense, employee training, increased expenses connected with corporate governance and investor relations, and increases in bad debt reserves related to specific customer accounts, as well as increases in employee incentive plan accruals, offset in part by decreased telephone expense and reductions in professional fees. Salaries and related employee expenses were down for the quarter but exceeded 2002 levels for the first nine months of 2003.

Sales and marketing expense (including project management) was $238,312 or 5.2% of net sales for the three months ended September 30, 2003, compared to $236,504 or 5.9% of net sales for the same period in 2002. Sales and marketing expense for the first nine months of 2003 was $694,357 or 4.8% of net sales, compared to $682,446 or 5.1% of net sales for the same period in 2002. The increase for the three and nine months ended September 30, 2003 is attributed to increased salaries and employee related costs, travel expense, and commissions expense, offset by a reduction in accrued employee incentive plan expense, leased vehicle expense and group insurance expense. Employee training declined slightly for the quarter but was up for the first nine months when compared to the same period in 2002.

Winland’s sales and marketing efforts are focused on building long-term relationships with targeted OEM strategic accounts in the markets that it serves. The Company relies on direct sales people along with an extensive referral network to promote its services and uncover new opportunities. Management believes that augmenting its direct sales force with a referral network and utilizing independent sales representatives on a limited basis will effectively provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. The Company recently added the new sales position of EMS business development manager to focus exclusively on strategic account development at select targeted accounts that best align with the Company’s value proposition. In an effort to expand sales coverage within the Midwest, the Company is currently interviewing independent sales representative firms in the Chicago, St. Louis, and Kansas City. Winland’s proprietary products in the Environmental Sensors and Security Retail sectors are marketed through a network of dealers and distributors and supported by internal staff.

Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $154,303 or 3.4% of net sales for the three months ended September 30, 2003, compared to $174,570 or 4.3% of net sales for the same period in 2002. The decrease in research and development expense for the three months ended September 30, 2003 compared to 2002 is primarily attributed to decreased new product development and accrued employee incentive plan expense, offset in part by an increase in outside consulting expense and group insurance expense. Research and development expense was $530,829 or 3.7% of net sales for the first nine months of 2003, compared to $489,038 or 3.6% of net sales for the same period in 2002. The increase for the first nine months of 2003 is attributed to increased warranty expense associated with designs for customers as well as salaries and related employee expenses when compared to 2002.

Interest Expense: Interest expense was $29,701 or 0.6% of net sales for the three months ended September 30, 2003, compared to $61,188 or 1.5% of net sales for the same periods in 2002. For the first nine months of 2003 interest expense was $108,692 or 0.8% of net sales, compared to $204,320 or 1.5% of net sales for the same period in 2002. The decrease in interest expense for the third quarter and first nine months of 2003 was due to a reduction in short-term and long-term debt. During the first nine months of 2003, the Company has not borrowed on its revolving line-of-credit and has paid down $764,761 of long-term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $258,150 or $0.09 per basic and $0.08 diluted share for the three months ended September 30, 2003, compared to net income of $30,166 or $0.01 per basic and diluted share for the same period in 2002. Net income for the first nine months of 2003 was $750,790 or $0.25 per basic and diluted share, compared to $662,249 or $0.22 per basic and diluted share. The increase in net income for the three and nine months ended September 30, 2003 is primarily attributed to increased sales and gross profit margins on a more profitable sales mix coupled with the Company’s ability to maintain consistent direct and indirect expenses. In addition, the ability to lower overall debt levels resulted in significant reductions in interest expense for 2003 compared to 2002.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 37% blended federal and state income tax rate. In 2002, the 37% blended rate was offset, in part, by a tax benefit from the use of net operating losses and tax credits generated in previous years resulting in a 16% blended federal and state income tax rate. Year-to-date pre-tax net income was $1,185,790 for 2003 and $808,249 for 2002, resulting in income tax expense of $435,000 and $146,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1,726,837 for the nine months ended September 30, 2003, compared to $1,663,709 for the same period in 2002, an increase of $63,128. This change was primarily due to increased net income levels and an increase in accounts payable. Cash provided by operations was used to pay down $764,761 of the Company’s long-term debt and for the purchase of equipment.

The Company has funded its current operations and strengthened its cash position with working capital provided by operations.

The current ratio at September 30, 2003 was 2.25 to 1, compared to 2.26 to 1 at December 31, 2002. Working capital equaled $3,141,672 on September 30, 2003, compared to $2,746,780 on December 31, 2002. The increase in working capital is primarily attributed to increased cash, prepaid expense, and decreased income tax payable, offset in part by decreased inventory levels and increased accounts payable and accrued expenses.

On June 30, 2003, the Company entered into a revolving credit agreement with M&I Bank of Minneapolis, Minnesota. There were no advances outstanding on the revolving line-of-credit agreement at September 30, 2003 or December 31, 2002. The agreement with M&I Bank is also subject to certain restrictive requirements.

Management believes that our cash balance, availability of funds under a new line of credit agreement, and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at September 30, 2003 is as follows:

	Payments due by period

		Remainder
		Of				2007 and
Contractual Obligations	Total	2003	2004	2005	2006	thereafter

Long-term debt, including interest	$1,895,000	$86,200	$515,200	$1,129,700	$105,600	$58,300
Operating leases	0	0	0	0	0	0
Total contractual cash obligations	$1,895,000	$86,200	$515,200	$1,129,700	$105,600	$58,300

There are no off balance sheet contractual cash obligations.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies to follow include, but are not limited to, revenue recognition, income taxes, product warranties, depreciation and long-lived assets. Some of the most critical policies are also discussed below.

The Company derives revenue from primarily two sources: (1) product sales and out of warranty repair revenue, which includes custom electronic controls and assemblies for original equipment manufacturers and proprietary products in the security/industrial and motor control markets and (2) engineering design services which may include programming and prototypes. The Company recognizes revenue from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment to a customer. A portion of the Company’s business involves the Company shipping product to a primary customers’ location where it is held in a separate warehouse. Revenue is recognized when the customer notifies the Company that the inventory has been removed from that warehouse and title to the product is transferred. Revenue recognition occurs for engineering design services as the progress billings are made and at the conclusion of the project. For all sales, the Company uses either a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.

The allowance for doubtful accounts is estimated at $62,200 at September 30, 2003. During the first nine months of 2003 the Company increased the allowance $52,200 based on current expectations with regard to specific customers. The Company has not experienced significant bad debt write offs the last several years, therefore, the current allowance is believed to be adequate for any exposures to loss on September 2003 accounts receivable.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $283,000 at September 30, 2003 is adequate. The reserve is based on an analysis of the existing inventory, including applying probability of obsolescence percentages to the aged inventory brackets and specific identification of obsolete inventory in connection with decisions to exit certain markets.

In addition, the Company has established a reserve of $140,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended September 30, 2003. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure and the reserve is established. The Company believes that the estimated reserve at September 30, 2003 is adequate.

At September 30, 2003, the financial statements reflect a net deferred tax asset of $186,000. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2001, the Company recorded a valuation allowance of $315,200, or 100% of the net deferred tax assets. Since 2001 represented the second consecutive loss year, the valuation allowance was established by management due to the difficulties in predicting when the net deferred tax assets would be utilized and the amount of future taxable income that may be generated. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income. In 2002, because income was at a record high, the Company eliminated the previously recorded valuation allowance as in the opinion of management it is more likely than not that the deferred income tax assets will be realized due to future profitability.

The income tax expense for the twelve months ended December 31, 2002 reflects a reduction of approximately $315,000 over standard tax rates due to the use of credit carryforwards and temporary book/tax differences that were reflected in the deferred tax asset valuation allowance at December 31, 2001. The income tax expense for the nine months ended September 30, 2003 reflects a reduction of approximately $73,000.

The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the six months ended September 30, 2003.

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

The Company’s ability to execute its initiatives to increase sales and expand market share depends upon its ability to develop additional value added capabilities and/or proprietary products and technologies and on the availability of sufficient financing, both equity and debt, to meet fixed and variable costs associated with such growth. In the current economic environment, banks and other sources of financing are conservative in their lending and investment policies. There is no assurance that the Company will be able to obtain the financing necessary to achieve its goals.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index following the signature page.

(b)	Reports on Form 8-K. A Form 8-K dated July 22, 2003 announcing second quarter earnings was filed. A Form 8-K dated August 18, 2003 was filed with respect to a letter to shareholders regarding second quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: November 13, 2003	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive
Officer (Principal Executive Officer)

Jennifer A. Thompson, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-18393
September 30, 2003

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1*	Second Amendment to Employment Agreement dated August 27, 2003 for Lorin E. Krueger

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith