Form 10KSB
period 2003-12-31
WINLAND ELECTRONICS INC
filed 2004-03-18
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File No.: 0-18393

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange

Common Stock, $.01 par value Preferred Stock Purchase Rights	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for fiscal year ended December 31, 2003: $ 19,464,121.

The aggregate market value of the Common Stock held by non-affiliates as of March 9, 2004 was approximately $13,206,108 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,356,955 shares of Common Stock, $.01 par value, outstanding as of March 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company’s Proxy Statement for its 2003 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the “Company”) was incorporated as a Minnesota corporation in October 1972. The Company designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, from early concept through product realization. Revenues from OEM customers provided 87% of the Company’s total revenue in 2003. The Company provides controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security products. In addition, the Company has developed a proprietary line of customizable motor controls.

PRODUCTS

The Company designs, produces and distributes products in two product categories defined as “Electronic Manufacturing Services (“EMS”) for OEM Customers” and “Proprietary Products and Services,” primarily for the security/industrial and motor control markets.

Electronic Manufacturing Services for OEM Customers:

The Company designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers. The Company is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement the Company’s contract manufacturing capabilities. The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support. These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty. The Company views EMS customers as strategic partners and works to provide these “partners” with high level customer care and technical services. Although the Company has purchase orders in place from many of its OEM customers that are scheduled to be fulfilled in 2004, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 87% and 85% of the Company’s total sales during 2003 and 2002, respectively.

Proprietary Products:

The Company’s proprietary products include an established family of environmental security products and a line of DC motor controllers that can be customized to meet customer requirements. During 2002, the Company decided to discontinue promotion and development of the GPS antenna product line. The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company’s “ALERT” series of products may be connected to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. Proprietary product sales accounted for 13% and 15% of the Company’s total sales for 2003 and 2002, respectively.

Marketing and Distribution:

The Company markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts and referrals from existing customers, suppliers and electronic design firms. One of the Company’s key marketing objectives is to form long-term business partnerships with OEM customers by working to develop a degree of technological interdependence between the Company and the customer. With this in mind, the Company has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by providing its customers added value with a customer intimate strategy that is centered in exceptional service, application specific technical expertise, and exceptional quality.

The Company is a full service designer and manufacturer of custom controls and assemblies for OEM customers. The Company has expanded its sales coverage in Wisconsin and Illinois, and utilizes a network of referral sources and independent sales representatives to market its contract manufacturing services. In an effort to expand sales coverage within the Midwest, the Company has signed representative agreements with two independent sales representative firms in Chicago and Kansas City.

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

Patents, Trademarks and Licenses:

The Company holds federal trademark registrations for marks used in the Company’s business as follows: WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY and SATSOURCE.

Seasonality and Working Capital:

Due to the diversity of the Company’s customer mix, the Company’s business and working capital needs are not seasonal. Changes in the types of products produced for significant OEM customers could materially affect the seasonality of the Company’s business in future years.

Significant Customers:

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of the Company’s contract manufacturing relationships, there is a significant degree of dependence between these customers and the Company. As a group, customers whose individual revenues equaled or exceeded 10% of the Company’s net sales revenues were responsible for net sales of $13.3 million, or 68% of total net sales, in 2003 and net sales of $12.1 million, or 67% of total net sales, in 2002.

Select Comfort Corporation has been one of the Company’s most significant customers during both 2003 and 2002, with sales of 55% and 50% of the Company’s net sales. Select Comfort Corporation is a Minnesota based air-sleep system manufacturer in the bedding industry. The design and manufacturing services provided to Johnson Outdoors Inc. accounted for 13% and 17% of the Company’s net sales during 2003 and 2002, respectively. Johnson Outdoors Inc.

(“JOI”) is a Wisconsin based manufacturer of recreational products. In June 2003, the Company announced that orders to JOI would be reduced in the coming years. The Company will continue to provide assemblies to JOI, but with significant reductions expected in 2004 and into the future.

Sales of the Company’s proprietary products accounted for 13% of total sales for 2003 and 15% for 2002. In 2003, nearly 43% of all proprietary products sales were to one security/industrial distributor, the world’s largest distributor.

Competition:

The Company’s business includes the design and manufacturing of custom electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced design production and test equipment. The Company distinguishes itself from may competitors by offering full service solutions to its contract design and manufacture customers. Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, and company reputation. The Company believes that it competes favorably with respect to development and design expertise and quality of manufacturing. The Company’s foreign competitors are often more aggressive in pricing their services and many of the Company’s competitors have greater capacity and are better-known and better-financed than the Company.

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

Research and Development:

Throughout 2003, the Company has worked to provide full-service solutions to its OEM customers by offering varied design technologies such as wireless communications and embedded software design for control systems. The Company’s engineering department is staffed with experienced electrical and software engineers that provide a wide range of customer services, including: conceptual design; custom enclosures and 3D modeling; board level, subsystem, and high-level assembly; PCB layout; analog and digital design, embedded systems and software; sensors, power and motor controls, and low power radio frequency design. The Company believes that with its internal engineering department and approved outside engineering consultants it will be able to meet the current needs of its customer base. The Company spent $718,650 or 3.7% of net sales for research and development expenses for the year ended December 31, 2003, compared to $671,930 or 3.7% of net sales for 2002.

Effect on Environmental Regulations:

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Foreign Operations and Export Sales:

In 2003, the Company derived less than 2% of its revenues from sales outside the United States, which number was just over 2% for 2002.

Personnel:

At December 31, 2003, the Company had 76 employees (75 full-time and one part-time). During 2003 and 2002, the Company also used temporary labor services during peak production times. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. Management believes the current facility adequately supports the Company’s present and near future operations. Management believes its property is adequately covered by insurance. The Company’s office and manufacturing facility is subject to mortgages securing an aggregate amount of debt equal to $1,241,681 as of December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position
Lorin E. Krueger	48	President, Chief Executive Officer, Secretary and Director

Jennifer A. Thompson, CPA	45	Chief Financial Officer

Terry E. Treanor	41	Vice President of Manufacturing

Steven W. Vogel	47	Vice President of Engineering

Dale A. Nordquist	49	Senior Vice President of Sales and Marketing

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

     Terry E. Treanor has served as Vice President of Manufacturing since June 1996. He joined the Company in 1994 serving in various capacities, including Quality Assurance Manager and Operations Manager. Mr. Treanor was employed by Onan Corp., a power generation company, from January 1985 until July 1994, serving most recently as Supplier Quality Engineer.

     Steven W. Vogel has served as Vice President of Engineering since September 1998. He served as the Company’s Manager of Engineering from April 1996 to September 1998 and as Design Engineer from May 1994 to April 1996. From April 1988 to May 1994, Mr. Vogel served as Design Engineer for Micro-Trak Systems, Inc., a Minnesota-based agricultural electronics company.

     Dale A. Nordquist has served as Senior Vice President of Sales and Marketing since December 2002. From October 2001 to December 2002 as Vice President of Sales — EMS Western Region. From May 1999 to October 2001, Mr. Nordquist served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc., which filed for Chapter 7 bankruptcy in January 2001 and was acquired by MagStar Technologies, Inc. in February 2001. From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultra-miniature electronic devices and high technology products incorporating these devices.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the American Stock Exchange (“AMEX”) under the symbol WEX. The following table sets forth the high and the low bid quotations, as reported by AMEX adjusted for the December 31, 2003 stock split.

Fiscal Year Ended
December 31, 2002	Low	High
First Quarter	0.73	1.15
Second Quarter	0.73	2.63
Third Quarter	1.69	2.41
Fourth Quarter	1.09	2.58

Fiscal Year Ended
December 31, 2003	Low	High
First Quarter	1.18	2.27
Second Quarter	1.82	3.14
Third Quarter	1.82	2.54
Fourth Quarter	2.41	5.45

On March 9, 2004, the fair market value of the Company’s Common Stock was $4.35 based on the closing sale price quoted by AMEX on that date. As of December 31, 2003, the Company had approximately 441 shareholders of record.

On December 9, 2003, the Board of Directors authorized a 1.1-for-1 split of the Company’s Common Stock payable as a 10% stock dividend, effective December 31, 2003, payable to stockholders of record as of December 19, 2003.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS- 2003 vs. 2002

Net Sales: The Company recorded net sales of $19,464,121 for the year ended December 31, 2003, an increase of $1,366,656 or 7.6% from $18,097,465 for the same period in 2002. The increase in net sales is attributable to OEM customers, mainly the additional supply of electronic controls sold to Select Comfort Corporation. The increase in net sales to OEM customers was offset, in part, by a reduction in sales to Johnson Outdoors Incorporated (JOI). In June of 2003, the Company announced that orders to JOI would be reduced in the coming years due to JOI’s decision to begin purchasing more high-volume assemblies from a vendor that provides assembly in China. Sales to JOI represented 13.2% of total sales for 2003. The Company will continue to provide assemblies to JOI but with significant reductions expected in 2004 and into the future. As a percentage of total sales, proprietary product sales were 13.4% and 15% for the twelve months ended December 31, 2003 and 2002, respectively.

The Company’s Original Equipment Manufacture (OEM) customers have given the Company purchase orders and forecasts having an aggregate value of $8.9 million to be completed during 2004 and subsequent periods. The Company expects to receive additional orders from current OEM customers for 2004 and future production. Although the Company has purchase orders in place from many of its OEM customers which are scheduled to be fulfilled in 2004, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers.

The Company has continued to provide a full range of Electronic Manufacturing Services (EMS) to OEM customers, delivering product needs from early concept through product realization. The Company continues to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago and Minneapolis areas. In addition to the networking and referral sources, the Company has signed representative agreements with two manufactures’ representative firms in the Illinois and Kansas areas. The loss of any significant OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term, results.

Gross Profits: Gross profit was $5,064,331 or 26.0% of net sales for the year ended December 31, 2003 compared to $4,295,114 or 23.7% of net sales for the same period in 2002. Gross profits increased 17.9% for the year ended December 31, 2003 compared to 2002. The increase in gross profit, as a percentage of sales, is attributed to an increase in sales, as well as a more profitable sales mix for the year. For the year ended December 31, 2003, the Company saw increases in salaries and related expenses, employee incentive plan expenses, and product liability insurance premiums, as well as increased manufacturing variances caused by the increase in volume of new product designs, offset in part by a reduction in obsolescence and warranty reserves. For 2003, the Company also experienced increases in the administrative expenses related to the Arrow Electronics, Inc. “In Plant Store” (IPS), which started in April of 2002. Inventory in the IPS, although located on Company premises, is owned by Arrow Electronics, Inc. and is invoiced to the Company when utilized by the Company in manufacturing. The Company has seen the use of the IPS reduce shipping and carrying costs of inventory.

Operating Expenses: General and administrative expense was $1,515,200 or 7.8% of net sales for the year ended December 31, 2003, compared to $1,268,955 or 7.0% of net sales for the same period in 2002. The increase in general and administrative expenses for 2003 is attributed primarily to increased salaries and employee incentive plan accruals and related expenses, employee training, increased expenses connected with corporate governance and investor relations, and increases in bad debt reserves related to specific customer accounts, offset in part by decreased telephone expense due to renegotiating of rates.

Research and development expense (including the development of new company products as well as design services and support to the OEM customer base) was $718,650 or 3.7% of net sales for the year ended December 31, 2003, compared to $671,930 or 3.7% of net sales for the same period in 2002. The increase in research and development expense for 2003, compared to 2002, is primarily attributed to increased salaries and related employee expenses as well as warranty expense associated with designs for customers, offset in part by a reduction in product development costs not directly associated with billable projects.

Sales and marketing expense (including project management) was $992,361 or 5.1% of net sales for the year ended December 31, 2003, compared to $899,539 or 5.0% of net sales for the same period in 2002. The increases in sales and marketing expenses are directly associated with the development of the sales and marketing efforts of the organization. The increases result from increased salaries and related expenses, commissions expense, employee training and travel expense, offset in part by a reduction in leased vehicle expense.

Winland’s sales and marketing efforts are focused on building long-term relationships with targeted OEM strategic accounts in the markets that it serves. The Company relies on direct sales people along with an extensive referral network to promote its services and uncover new opportunities. Management believes that augmenting its direct sales force with a referral network and utilizing independent sales representatives on a limited basis will effectively provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. In 2003 the Company added the new sales position of EMS business development manager to focus exclusively on strategic account development at select targeted accounts that best align with the products and services offered by the Company. In an effort to expand sales coverage within the Midwest, the Company has signed representative agreements with two independent sales representative firms headquartered in Chicago, and Kansas City.

Winland’s proprietary products in the Environmental Sensors and Security Retail sectors are marketed through a network of dealers and distributors and supported by internal staff. In an effort to develop the Environmental and Security Retail portion of the business, the Company added the position of Manager for Environmental Security Products and initiated strategic planning for its proprietary products in late 2003.

Interest Expense: Interest expense was $136,944 or 0.7% of net sales for the year ended December 31, 2003, compared to $249,515 or 1.4% of net sales for the same periods in 2002. The decrease in interest expense was due to a reduction in short-term and long-term debt. During 2003, the Company has not borrowed from its revolving line-of-credit and has paid down $854,125 of long term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $1,048,263 or $0.32 per basic share and $0.30 per diluted share for 2003, compared to net income of $1,077,805 or $0.33 per basic share and $0.32 per diluted share for 2002. The reduction in net income for 2003 is due to a significantly increased income tax expense. During 2002 the Company had tax loss carryforwards and tax credits available that significantly reduced the tax liabilities for 2002. The income tax expense for 2003 includes a reduction of $87,000 for a tax credit carryforwards utilized in 2003; however, the tax expense more closely represents the Company’s effective income tax rate. The earnings per share were also impacted by the increase in the number of shares outstanding due to the fact that a significant number of shares in the option program were converted to common stock during the latter part of 2003.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 39% blended federal and state income tax rate, offset in part, by a tax benefit from the use of net operating losses and tax credits generated in previous years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1,785,562 for the year ended December 31, 2003, compared to $2,765,278 for the same period in 2002, a decline of $979,715. Cash provided by operations was used to pay down $854,125 of the Company’s long-term debt and purchases of capital equipment of $275,501. The Company has funded its current operations with working capital provided by operations.

The current ratio at December 31, 2003 and December 31, 2002 was 2.5 to 1 and 2.3 to 1, respectively. Working capital equaled $3,581,629 on December 31, 2003, compared to $2,857,080 on December 31, 2002. The increase in working capital is attributed to increases in cash and accounts receivable balances, offset in part by increased accounts payable balances, compensation payable and other accrued expenses.

On June 30, 2003 the Company entered into a revolving credit agreement with the M&I Bank of Minneapolis, Minnesota. There were no advances outstanding on the revolving line-of-credit agreement at December 31, 2003 or December 31, 2002. The agreement with M&I Bank is also subject to certain restrictive requirements.

Management believes that our cash balance, availability of funds under the line of credit agreement with M&I Bank, and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at December 31, 2003 is as follows:

	Payments due by period
						2008 and
Contractual Obligations	Total	2004	2005	2006	2007	thereafter
Long-term debt, including interest	$1,805,200	$515,200	1,127,700	$105,600	$20,000	$36,700
Total contractual cash obligations	$1,805,200	$515,200	$1,127,700	$105,600	$20,000	$36,700

We also have a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding at
Commitment	Committed	December 31, 2003	Date of Expiration
Line of credit	$2,500,000	$0	June 28, 2004

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

The allowance for doubtful accounts is estimated at $20,000 at December 31, 2003. During 2003, the Company increased the allowance $56,000 based on current expectations with regard to specific customers and wrote off $46,000, resulting in a net increase of $10,000. The Company has not experienced significant bad debt write-offs the last several years, therefore, the current allowance is believed to be adequate for any exposures to loss on December 31, 2003 accounts receivable.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $163,000 at December 31, 2003 is adequate. The reserve is based on an analysis of the existing inventory, including applying probability of obsolescence percentages to the aged inventory brackets and specific identification of obsolete inventory in connection with decisions to exit certain markets.

In addition, the Company has established a reserve of $131,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended December 31, 2003. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure, and the reserve is established.

At December 31, 2003, the financial statements reflect a net deferred tax asset of $142,700. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company’s success in providing an improved mix of higher margin proprietary products depends on the effectiveness and timing of its new product development efforts as well as the availability and price of any competing products on the market. There is no assurance that the Company will be able to develop or acquire additional proprietary products that will be accepted in the marketplace and contribute to the Company’s operating profits.

ITEM 7.FINANCIAL STATEMENTS

The following financial statements are at the pages set forth below:

Independent Auditors Report dated January 23, 2004 for Years Ended December 31, 2003 and 2002	13
Balance Sheets as of December 31, 2003 and 2002	14-15
Statements of Income for Years Ended December 31, 2003 and 2002	16
Statements of Changes in Stockholders Equity for Years Ended December 31, 2003 and 2002	17
Statements of Cash Flows for Years Ended December 31, 2003 and 2002	18
Notes to Financial Statements	19-29

Independent Auditor’s Report

To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2003 and 2002, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
January 23, 2004

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Winland Electronics, Inc.

Balance Sheets
December 31, 2003 and 2002

Assets (Note 3)	2003	2002
Current Assets
Cash	$1,412,058	$692,700
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2003; $10,000 in 2002 (Note 9)	2,255,003	2,091,544
Income tax receivable	138,234	—
Inventories (Note 2)	1,861,135	1,811,644
Prepaid expenses and other assets	195,278	145,035
Deferred taxes (Note 6)	179,500	296,300

Total current assets	6,041,208	5,037,223

Other Assets
Patents and trademarks, net of accumulated amortization of $34,065 in 2003; $33,649 in 2002	174	590

Property and Equipment, at cost (Note 4)
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	3,905,882	3,735,832
Data processing equipment	1,323,660	1,265,396
Office furniture and equipment	364,715	352,834

Total property and equipment	8,850,744	8,610,549
Less accumulated depreciation	5,258,004	4,556,721

Net property and equipment	3,592,740	4,053,828

Total assets	$9,634,122	$9,091,641

See Notes to Financial Statements.

Liabilities and Stockholders’ Equity	2003	2002
Current Liabilities
Current maturities of long-term debt	$408,833	$413,546
Accounts payable	1,192,391	931,933
Accrued expenses:
Compensation	612,590	524,088
Other	245,765	151,548
Income tax payable	—	159,028

Total current liabilities	2,459,579	2,180,143

Long-Term Liabilities
Deferred taxes (Note 6)	94,300	110,300
Deferred revenue (Note 5)	170,818	178,958
Long-term debt, less current maturities (Notes 3 and 4)	1,248,671	2,098,083

Total long-term liabilities	1,513,789	2,387,341

Total liabilities	3,973,368	4,567,484

Commitments and Contingencies (Note 4 and 10)
Stockholders’ Equity (Notes 7, 8 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,356,955 shares in 2003 and 2,978,160 shares in 2002	33,570	29,782
Additional paid-in capital (Note 7)	3,886,717	2,264,710
Retained earnings	1,740,467	2,229,665

Total stockholders’ equity	5,660,754	4,524,157

Total liabilities and stockholders’ equity	$9,634,122	$9,091,641

Winland Electronics, Inc.

Statements of Income
Years Ended December 31, 2003 and 2002

	2003	2002
Net sales (Note 9)	$19,464,121	$18,097,465
Cost of sales	14,399,790	13,802,351

Gross profit	5,064,331	4,295,114

Operating expenses:
General and administrative	1,515,200	1,268,955
Research and development	718,650	671,930
Sales and marketing	992,361	899,539

	3,226,211	2,840,424

Operating income	1,838,120	1,454,690

Other income (expenses):
Interest expense	(136,944)	(249,515)
Other, net	19,087	6,630

	(117,857)	(242,885)

Income before income taxes	1,720,263	1,211,805
Income tax expense (Note 6)	672,000	134,000

Net income	$1,048,263	$1,077,805

Earnings per share data:
Basic	$0.32	$0.33
Diluted	0.30	0.32
Weighted-average number of common shares outstanding:
Basic	3,302,476	3,262,720
Diluted	3,484,841	3,374,030

See Notes to Financial Statements.

Winland Electronics, Inc.

Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance on December 31, 2001	2,959,842	$29,598	$2,249,702	$1,151,860	$3,431,160
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	10,894	110	11,332	—	11,442
Issuance of common stock in accordance with employee stock option plan (Note 7)	7,424	74	3,676	—	3,750
Net income	—	—	—	1,077,805	1,077,805

Balance on December 31, 2002	2,978,160	29,782	2,264,710	2,229,665	4,524,157
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	11,946	119	18,006	—	18,125
Issuance of common stock in accordance with employee stock option plan (Note 7)	62,454	625	26,672	—	27,297
Warrants issued for services (Note 7)	—	—	43,178	—	43,178
Stock dividend (Note 1)	304,395	3,044	1,534,151	(1,537,195)	—
Cash dividend on fractional shares	—	—	—	(266)	(266)
Net income	—	—	—	1,048,263	1,048,263

Balance on December 31, 2003	3,356,955	$33,570	$3,886,717	$1,740,467	$5,660,754

See Notes to Financial Statements.

Winland Electronics, Inc.

Statements of Cash Flows
Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows From Operating Activities
Net income	$1,048,263	$1,077,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717,866	736,162
Loss on disposal of equipment	1,139	5,333
Investor relations expense, warrants issued	18,617	—
Deferred taxes	100,800	(186,000)
Changes in assets and liabilities:
Accounts receivable	(163,459)	(97,561)
Income tax receivable	(138,234)	177,000
Inventories	(49,491)	628,083
Prepaid expenses and other assets	(25,682)	(44,844)
Accounts payable	260,192	548
Accrued expenses, including deferred revenue	174,579	309,723
Income tax payable	(159,028)	159,028

Net cash provided by operating activities	1,785,562	2,765,278

Cash Flows From Investing Activities
Purchases of property and equipment	(257,501)	(23,912)

Net cash used in investing activities	(257,501)	(23,912)

Cash Flows From Financing Activities
Net payments on revolving credit agreement	—	(1,981,501)
Principal payments on long-term borrowings, including capital lease obligations	(854,125)	(482,105)
Proceeds from issuance of common stock	45,422	15,192

Net cash used in financing activities	(808,703)	(2,448,415)

Net increase in cash	719,358	292,951
Cash
Beginning of year	692,700	399,749

End of year	$1,412,058	$692,700

Supplemental Disclosures of Cash Flow Information
Cash payments for (receipts of):
Interest	$136,285	$249,424
Income taxes, net	911,721	(15,835)

Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividend to be paid included in accounts payable	$266	$—
Warrants issued in connection with investor relations services to be provided	43,178	—
Capital lease obligations incurred for the use of equipment	—	67,500

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

Patents and trademarks: Patents and trademarks are stated at cost and are being amortized using the straight-line method over their economic useful lives. Amortization expense included in the statements of income for the years ended December 31, 2003 and 2002, was approximately $400 each year. Approximate amortization for 2004 will be $174.

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

Winland Electronics, Inc.

Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Long-lived assets: The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2003 and 2002.

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

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period are approximately as follows:

	Years Ended December 31
	2003	2002
Balance, beginning	$95,000	$25,000
Accruals for products sold	141,000	194,000
Payments made	(90,000)	(118,000)
Changes in accruals for pre-existing warranties	(15,000)	(6,000)

Balance, ending	$131,000	$95,000

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

Winland Electronics, Inc.

Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Stock dividend: On December 18, 2003, the Company declared a stock dividend of 1 share of common stock for every 10 shares outstanding as of December 19, 2003. Fractional shares were not issued, resulting in a liability of $266, which was included in accounts payable at December 31, 2003. All share and per share amounts, including stock options and warrants, have been restated to reflect the stock dividend.

Earnings per share: Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7) . The dilutive effect of the additional shares for the years ended December 31, 2003 and 2002, was to increase the weighted-average shares outstanding by 182,365 and 113,310 respectively.

Employee stock plans: At December 31, 2003, the Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31
	2003	2002
Net income:
As reported	$1,048,263	$1,077,805
Deduct total stock-based employee compensation expense determined under fair value – based method for all awards, net of related tax effects	(104,276)	(96,209)

Pro forma	$943,987	$981,596

Basic earnings per share:
As reported	$0.32	$0.33
Pro forma	0.29	0.30
Diluted earnings per share:
As reported	0.30	0.32
Pro forma	0.27	0.29

The pro forma effect on earnings in 2003 and 2002 is not representative of the pro forma effect in future years because options and warrants vest over several years, and additional awards are generally made each year.

Research and development expense: The Company expenses research and development costs as incurred. Research and development expenses of $718,650 and $671,930 were charged to operations during the years ended December 31, 2003 and 2002, respectively.

Reclassifications: Certain 2002 expenses have been reclassified to be in conformity with the 2003 presentation. These reclassifications had no effect on previously reported net income.

Winland Electronics, Inc.

Notes to Financial Statements

Note 2. Inventories

The components of inventories at December 31, 2003 and 2002, are as follows:

	December 31
	2003	2002
Raw materials	$1,091,213	$1,462,315
Work in progress	146,307	138,663
Finished goods	786,615	395,666
Obsolescence reserve	(163,000)	(185,000)

Total	$1,861,135	$1,811,644

Note 3. Financing Arrangement and Long-Term Debt

Financing arrangement: The Company has a $2,500,000 revolving line-of-credit agreement which expires on June 28, 2004, if not renewed. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable, 50 percent of qualified inventories, and 25 percent of net book value of unencumbered equipment. Interest on advances is at the prime rate (4 percent at December 31, 2003) and is due monthly. There were no advances outstanding on the revolving line of credit at December 31, 2003 and 2002. (a)

Long-term debt: The following is a summary of long-term debt:

	December 31
	2003	2002
6.941% note payable, due in monthly installments of $15,221, including interest, to January 1, 2005, when the remaining balance is payable, secured by property and equipment (a)	$904,234	$1,019,731
4% note payable, due in monthly installments of $3,698, including interest, to January 1, 2005, when the remaining balance is payable, secured by property and equipment	239,295	273,363
6% note payable, due in monthly installments of $1,665, including interest, to November 2009, secured by building	98,152	111,799
Capital lease obligations, due in various monthly installments, with interest ranging from 5.44% to 9.30%, to November 2006, secured by equipment (Note 4)	415,823	641,765
8.25% note payable, paid in full during 2003	—	464,973

	1,657,504	2,511,631
Less current maturities	408,833	413,546

Total long-term debt	$1,248,671	$2,098,085

(a)	These agreements contain certain reporting and operating covenants. The Company was in violation of the capital expenditure covenant, for which a waiver was obtained on January 2, 2004.

Winland Electronics, Inc.

Notes to Financial Statements

Note 3. Financing Arrangement and Long-Term Debt (Continued)

Approximate maturities of long-term debt for years subsequent to December 31, 2003, are as follows:

2004	$409,000
2005	1,098,000
2006	98,000
2007	17,000
2008	18,000
Thereafter	18,000

Total	$1,658,000

Note 4. Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2003 and 2002, are as follows:

	2003	2002
Cost	$1,417,078	$1,417,078
Accumulated depreciation	1,003,508	806,471

Net leased property under capital leases	$413,570	$610,607

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2003, are approximately as follows:

2004	$268,000
2005	112,000
2006	86,000

Total minimum lease payments	466,000
Less amount representing interest	50,000

Present value of net minimum lease payments (included in long-term debt)	$416,000

Operating leases: The Company leased certain equipment and vehicles under noncancelable operating leases through October 2003. The Company was responsible for all repairs and maintenance, insurance and other related expenses in connection with these leases. There are no future minimum annual lease payments under these operating leases as of December 31, 2003.

Rental and other related expenses for the above leases for the years ended December 31, 2003 and 2002, were approximately $25,000 and $37,000, respectively.

Winland Electronics, Inc.

Notes to Financial Statements

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

Note 6. Income Taxes

Components of the provision for (benefits of) income taxes are as follows:

	December 31
	2003	2002
Currently payable	$571,200	$320,000
Deferred	100,800	(186,000)

	$672,000	$134,000

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2003	2002
Statutory U.S. income tax rate	35%	35%
State taxes, net of federal tax effect	6%	2%
Tax benefit of tax credit carryforwards	(6)%	(18)%
Deductible expenses	4%	—%
Valuation allowance	—%	(8)%

Effective income tax rate	39%	11%

Winland Electronics, Inc.

Notes to Financial Statements

Note 6. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	December 31
	2003	2002
Deferred tax assets:
Inventory	$81,900	$91,100
Allowance for doubtful accounts	7,400	3,700
Tax credit carryforwards	—	91,900
Accrued expenses	125,100	108,300
Other	5,600	1,300

	220,000	296,300

Deferred tax liabilities:
Property and equipment	94,300	110,300
Prepaid expenses	40,500	—

	134,800	110,300

Net deferred tax assets	$85,200	$186,000

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2003 and 2002 as follows:

	December 31
	2003	2002
Current assets	$179,500	$296,300
Noncurrent liabilities	(94,300)	(110,300)

	$85,200	$186,000

During the year ended December 31, 2001, the Company recorded a valuation allowance of $315,200. The valuation allowance was established by management due to the difficulties in predicting when the net deferred tax assets would be utilized and the amount of future taxable income that may be generated. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income. In 2002, the Company eliminated the previously recorded valuation allowance, as in the opinion of management it was more likely than not that the deferred income tax assets would be realized due to future profitability.

Winland Electronics, Inc.

Notes to Financial Statements

Note 7. Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 36,000 shares of common stock. Warrants to purchase 1,500 shares of common stock vest each month beginning March 19, 2003, and continuing during the two-year contractual period. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On December 31, 2003, warrants to purchase 36,000 shares of common stock were outstanding, of which 10,500 shares were exercisable. The exercise price of such outstanding warrants is $2.04 per share.

The warrants have been valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract. In addition, the total value of the outstanding warrants, $43,178, is reflected in the stockholders’ equity section at December 31, 2003.

Stock option plan: The Company has reserved 825,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the respective market values of the stock at the time the options were granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options generally expire five years after the date of grant, unless an earlier expiration date is set at the time of grant.

As noted in Note 1, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

	December 31
	2003	2002
Expected life of options	5 years	5 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	68.6%	68.5%
Risk-free interest rate	3.3%	3.0%

Winland Electronics, Inc.

Notes to Financial Statements

Note 7. Stock-Based Compensation Plans (Continued)

Additional information relating to all outstanding options as of December 31, 2003 and 2002, is as follows:

	2003		2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of year	427,900	$1.60	413,160	$1.63
Exercised	(105,823)	1.52	(18,700)	1.41
Expired	(42,900)	1.77	(107,360)	1.74
Granted	103,497	2.38	140,800	1.58

Options outstanding, end of year	382,674	$1.81	427,900	$1.60

Weighted-average fair value of options granted during the year, computed using the Black-option pricing model		$1.40		$0.60

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price
$0.48 to $0.86	57,640	3.3	$0.69	36,256	$0.73
$1.14 to $1.59	86,900	3.2	1.41	53,460	1.48
$1.82 to $1.85	73,935	2.7	1.84	61,560	1.84
$2.05 to $2.87	164,199	2.7	2.41	158,639	2.39

	382,674		$1.81	309,915	$1.93

At December 31, 2002, there were 289,740 options exercisable at a weighted-average exercise price of $1.71.

Note 8. Employee Benefit Plans

Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions up to 15 percent of their eligible compensation. The plan also provides for a company-sponsored match to be determined each year by the Board of Directors. The Company contributed approximately $73,800 and $65,200 to the plan for the years ended December 31, 2003 and 2002, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2003 and 2002.

Winland Electronics, Inc.

Notes to Financial Statements

Note 8. Employee Benefit Plans (Continued)

Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 15 percent of eligible compensation. The plan provides for two annual six-month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires December 31, 2007. A total of 100,000 shares were originally available for purchase under the plan. There were 12,522 and 11,982 shares purchased under the plan for the years ended December 31, 2003 and 2002, respectively.

Note 9. Major Customers, International Sales and Enterprisewide Disclosures

Major customers: The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2003 and 2002, as follows:

	2003	2002
Sales percentage:
Customer A	55%	50%
Customer B	13%	17%
Accounts receivable percentage at December 31:
Customer A	46%	34%
Customer B	6%	17%

International sales: Export sales to international customers for 2003 and 2002 were approximately $330,000 and $434,000, respectively. Accounts receivable from international customers were approximately $77,000 and $8,000 at December 31, 2003 and 2002, respectively.

Enterprisewide disclosures: The following table presents revenue from external customers for each of the Company’s groups of products and services:

	Years Ended December 31
	2003	2002
Proprietary products and services, primarily for the security/industrial, motor control and GPS markets	$2,616,900	$2,709,200
Electronic controls and assemblies for OEM customers	16,847,200	15,388,300

	$19,464,100	$18,097,500

Winland Electronics, Inc.

Notes to Financial Statements

Note 10. Shareholder Rights Plan

On December 9, 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on December 31, 2003. Each right entitles its holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $36. The rights will only be exercisable if a person or group acquires, has the right to acquire, or has commenced a tender offer for 15 percent or more of the outstanding common stock. The rights are nonvoting, pay no dividends, expire on December 9, 2013, and may be redeemed by the Company for $0.001 per right at any time before the 15th day (subject to adjustment) after a 15 percent position is acquired. The rights have no effect on earnings per share until they become exercisable.

After the rights are exercisable, if the Company is acquired in a merger or other business combination, or if 50 percent or more of the Company’s assets are sold, each right will entitle its holder (other than the acquiring person or group) to purchase, at the then current exercise price, common stock of the acquiring entity having a value of twice the exercise price.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors has designated 60,000 shares of previously undesignated stock as Series A Junior Participating Preferred Stock. The shares have a par value of $0.01 per share and a liquidation value equal to the greater of $100 or 100 times the aggregate amount to be distributed per share to holders of common stock. Shares of Series A Junior Participating Preferred Stock are not convertible into shares of the Company’s common stock. Each share of Series A Junior Participating Preferred Stock will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $1 per share or an aggregate dividend of 100 times the dividend declared per share of common stock. Each share of Series A Junior Participating Preferred Stock has 100 votes. In the event of any merger, consolidation or other transaction in which common stock is exchanged, each share of Series A Junior Participating Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. There are no shares of Series A Junior Participating Preferred Stock outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is either set forth under “Executive Officers of the Company at the end of Part I of this Form 10-KSB or is incorporated by reference to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act.”

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 relating to security ownership of certain holders is incorporated by reference to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2003.

			Number of securities
			remaining available for future
	Number of securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	342,976	$1.81	231,474 (1)
Equity compensation plans not approved by security holders(2)	39,697	$1.85	0
TOTALS	382,673	$1.81	231,474

     (1) Includes 38,974 shares available for issuance under the Company’s 1997 Employee Stock Purchase Plan.

     (2) The plan consists of a warrant to purchase shares of the Company’s Common Stock which was issued on February 19, 2003 to Hayden Communications, Inc. as partial consideration for entering into a consulting agreement; the warrant vests over a 24-month period and is exercisable until February 19, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders under the caption “Certain Transactions.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS.

The following Exhibits are included in this report: See “Exhibit Index to Form 10-KSB” following the signature page of this Form 10-KSB.

REPORTS ON FORM 8-K

A report Form 8-K dated October 27, 2003 was furnished to the SEC, announcing third quarter earnings. A Form 8-K dated December 9, 2003 announcing the adoption of the shareholders rights agreement and announcing the 1.1-for-1 stock split was filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information requested in this item is incorporated by reference to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders under the caption “Independent Public Accountant.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Dated: March 18, 2004	/s/ Lorin E. Krueger
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

Signature and Title	Date
/s/ Lorin E Krueger, Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2004

/s/ Jennifer A. Thompson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2004

/s/ S. Robert Dessalet, Chairman of the Board of Directors	March 18, 2004

/s/ Thomas J. de Petra, Director	March 18, 2004

/s/ Richard T. Speckmann, Director	March 18, 2004

/s/ James L. Reissner, Director	March 18, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended	Commission File No. 0-18393
December 31, 2003

WINLAND ELECTRONICS, INC.

Exhibit
Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

10.1	Promissory Note of the Company in the principal amount of $500,000 dated October 6, 1994 in favor of The City of Mankato, Minnesota (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1994)

10.2	Employment Agreement dated January 1, 1999 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.3	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended June 17, 2003 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2003)**

10.4	Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 1997)**

10.5	Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**

Exhibit
Number	Item
10.6	Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.7	Term Loan and Credit Agreement dated as of July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South), First amendment dated October 23, 1998 and Second Amendment dated September 29, 1999 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.8	Term Note dated September 29, 1999 in the principal amount of $530,052.64 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South)-(Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.9	Mortgage in the amount of $57,725 dated May 7, 1996 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) and Note and Mortgage Modification Agreement dated July 31, 1998 and Mortgage Modification Agreement dated September 29, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.10	Mortgage Loan Agreement dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.11	Promissory Note dated October 6, 1999 in the principal amount of $150,000 in favor of the City of Mankato (Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.12	Agreement for Loan of Minnesota Investment Fund dated October 6, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.13	Agreement for Loan of Small Cities Development Program Funds dated December 14, 1999 between the Company and the City of Mankato (Incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.14	Promissory Note dated December 14, 1999 in the principal amount of $1,321,913.59 in favor of the City of Mankato (Incorporated by reference to Exhibit 10.24 to Form 10-KSB for the fiscal year ended December 31, 1999)

10.15	Revolving Note dated September 26, 2000 in the principal amount of $3,500,000 in favor of Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 2000)

Exhibit
Number	Item
10.16	Third Amendment dated September 26, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.26 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.17	Fourth Amendment dated November 27, 2000 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota South) (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended December 31, 2000)

10.18	Fifth Amendment dated October 10, 2001 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association and Revolving Note dated October 10, 2001 in the principal amount of $3,500,000 (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended December 31, 2001)

10.19	Security Agreement dated December 19, 2001 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended December 31, 2001)

10.20	Fifth Amendment dated December 28, 2001 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo bank Minnesota, National Association (Incorporated by reference to Exhibit 10.30 to Form 10-KSB for the fiscal year ended December 31, 2001)

10.21	Sixth Amendment dated March 19, 2002 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-KSB for the quarter ended June 30, 2001)

10.22	Employment Agreement dated April 8, 2002 between the Company and Dale Nordquist (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2002)**

10.23	Seventh Amendment dated September 15, 2002 to Credit Agreement dated July 31, 1998 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended September 30, 2002)

10.24	Note Modification Agreement dated September 15, 2002 between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended September 30, 2002)

10.25*	Amendment to Employment Agreement dated June 1, 2001 between the Company and Lorin E. Krueger.**

Exhibit
Number	Item
10.26	Second Amendment to Employment Agreement dated August 27, 2003 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003).**

10.27*	Employment Agreement dated October 24, 2003 between the Company and Jennifer A. Thompson.**

10.28	Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (M&I), dated June 30, 2003 and Note dated June 30, 2003 in the principal amount of $2,500,000 in favor of M&I (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003).

23.1*	Consent of McGladrey & Pullen, LLP

24.1*	Power of Attorney for Lorin E. Krueger, S. Robert Dessalet Thomas J. de Petra, Richard T. Speckmann, James L. Reissner (included on signature page of this Form 10-KSB)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management agreement or compensatory plan or arrangement.