Form 10QSB
period 2004-03-31
WINLAND ELECTRONICS INC
filed 2004-05-05
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

Commission File Number: 0-18393

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐

There were 3,359,155 shares of Common Stock, $.01 par value, outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one):   Yes   ☐   No   ☑

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
NOTES TO THE INTERIM FINANCIAL STATEMENTS
Note 5. Earnings Per Share
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB
Employment Agreement - Dale Nordquist
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current Assets
Cash	$467,494	$1,412,058
Accounts receivable, net	2,368,915	2,255,003
Income tax receivable	12,500	138,234
Inventories	2,590,024	1,861,135
Prepaid expenses	302,069	195,278
Deferred taxes	186,300	179,500

Total current assets	5,927,302	6,041,208

Other Assets	109	174

Total other assets	109	174

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	4,833,386	3,905,882
Data processing equipment	1,334,888	1,323,660
Office furniture and equipment	332,708	364,715

Total property and equipment	9,757,469	8,850,744
Less accumulated depreciation	(5,393,093)	(5,258,004)

Net property and equipment	4,364,376	3,592,740

Total assets	$10,291,787	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,316,877	$408,833
Accounts payable	1,994,727	1,192,391
Accrued expenses:
Compensation	449,827	612,590
Other	235,434	245,765

Total current liabilities	3,996,865	2,459,579

Long Term Liabilities
Deferred taxes	87,100	94,300
Deferred revenue	168,783	170,818
Long-term debt, less current maturities	155,180	1,248,671

Total long-term liabilities	411,063	1,513,789

Total liabilities	4,407,928	3,973,368

Stockholders’ Equity
Common stock	33,592	33,570
Additional paid-in capital	3,891,275	3,886,717
Retained earnings	1,958,992	1,740,467

Total stockholders’ equity	5,883,859	5,660,754

Total liabilities and stockholders’ equity	$10,291,787	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

STATEMENTS OF INCOME
For the Three Months Ended March 31, 2004 and 2003
(UNAUDITED)

	2004	2003
Net sales	$5,159,559	$5,443,154
Cost of sales	3,792,590	4,028,911

Gross profit	1,366,969	1,414,243

Operating expenses:
General and administrative	467,587	379,093
Sales and marketing	316,538	231,919
Research and development	210,399	196,437

	994,524	807,449

Operating income	372,445	606,794

Other income (expenses):
Interest expense	(30,030)	(43,330)
Other, net	8,110	227

	(21,920)	(43,103)

Income before income taxes	350,525	563,691
Income tax expense	(132,000)	(205,000)

Net income	$218,525	$358,691

Earnings per share data:
Basic	$0.07	$0.11
Diluted	0.06	0.11
Weighted-average number of common shares outstanding:
Basic	3,357,148	3,275,976
Diluted	3,585,163	3,353,967

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(UNAUDITED)

	2004	2003
Cash Flows From Operating Activities
Net income	$218,525	$358,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,457	176,808
Loss on disposal of equipment	858	641
Investor relations expense, warrants issued	5,397	2,425
Changes in assets and liabilities:
Accounts receivable	(113,912)	(639,090)
Income tax receivable	125,734	—
Inventories	(728,889)	(39,818)
Prepaid expenses	(112,188)	(52,872)
Accounts payable	802,336	540,328
Accrued expenses, including deferred revenue and income taxes payable	(189,129)	80,025

Net cash provided by operating activities	161,189	427,138

Cash Flows From Investing Activities
Purchases of property and equipment	(924,886)	(43,618)

Net cash used in investing activities	(924,886)	(43,618)

Cash flows From Financing Activities
Payments on long-term borrowings, including capital lease obligations	(185,447)	(109,440)
Proceeds from issuance of common stock	4,580	—

Net cash used in financing activities	(180,867)	(109,440)

Net increase (decrease) in cash	(944,564)	274,080
Cash
Beginning	1,412,058	692,700

End	$467,494	$966,780

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$29,992	$42,815
Income tax	20,500	157,421

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations
Services to be Provided	$—	$43,178

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

Note 2. Inventories

Major components of inventory at March 31, 2004 and December 31, 2003 as follows:

	March 31, 2004	December 31, 2003
Raw Materials	$1,669,386	$1,091,213
Work In Process	451,461	146,307
Finished Goods	669,177	786,615
Obsolescence reserve	(200,000)	(163,000)

Total	$2,590,024	$1,861,135

Note 3. Financing Arrangement

The Company has a $2,500,000 annual revolving line-of-credit agreement with M&I Bank of Minneapolis, Minnesota through June 28, 2004. Interest on advances accrues at the bank’s reference rate and is due monthly and is subject to certain restrictive requirements. There were no advances outstanding on the revolving line-of-credit agreement at March 31, 2004 or December 31, 2003.

On April 15, 2004 the Company signed an amendment to the original credit agreement that will provide the Company with a $1.5 million dollar term loan for the purpose of purchasing capital equipment. As of April 15, the Company had drawn $1,000,000 under this agreement, which amount is to be repaid in monthly installments of $20,833 plus interest at 4.91% through March of 2008. This agreement is subject to the same restrictive covenants as the revolving line of credit agreement.

Under the revolving line-of-credit agreement with M&I Bank, advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable, 50 percent of qualified inventory, and 25 percent of net book value of unencumbered equipment. The total availability on the line of credit was $2,500,000 at March 31, 2004.

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and nine months ended March 31, 2004 and 2003, as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Sales percentage:
Customer A	62%	52%
Customer B	5%	21%

The above customers had net receivables at March 31, 2004 and December 31, 2003 as follows:

	March 31, 2004	December 31, 2003
Accounts receivable percentage:
Customer A	53%	51%
Customer B	6%	22%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Proprietary microprocessors and mechanically controlled sensors and alarms	$721,852	$673,614
Electronic controls and assemblies for OEM customers	4,437,707	4,769,540

	$5,159,559	$5,443,154

Note 5. Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended March 31, 2004 and 2003, was to increase the weighted-average shares outstanding by 228,015 and 77,991 respectively.

Note 6. Stock Options, Warrants and Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 36,000 shares, which became 39,697 shares of common stock after the split. Warrants to purchase 1,654 shares of common stock vest each month beginning March 19, 2003 and continuing during the two-year contractual period. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On March 31, 2004, warrants to purchase 39,697 shares of common stock were outstanding, of which 21,542 shares were exercisable. The exercise price of such outstanding warrants is $1.85 per share.

The warrants were valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract. In addition, the total value of the outstanding warrants, $43,178, is reflected in the stockholders’ equity section at March 31, 2004.

Stock-Based Compensation Plans: The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options to purchase shares issued to an employee during the three months ended March 31, 2004. The effect on net income and earnings per share for the compensation cost for the stock-based compensation plan has been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock Based Compensation) and is reflected in the table below.

	Three Months Ended
	March 31,
	2004	2003
Net Income:
As reported	$218,525	$358,691
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(8,173)	(8,173)

Pro forma	$210,352	$350,518

Basic Earnings per share
As reported	$0.07	$0.11
Pro forma	$0.06	$0.08
Diluted Earnings per per share
As reported	$0.06	$0.11
Pro forma	$0.06	$0.08

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

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period are approximately as follows:

	Three Months Ended March 31,
	2004	2003
Balance, Beginning	$131,000	$95,000
Accruals for products Sold	32,139	79,786
Charges in accruals for pre-existing warranties	(39,139)	(22,786)

Balance, Ending	$124,000	$152,000

Note 8. New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. As of March 31, 2004 the requirements of Interpretation No. 46 do not apply to the Company.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three months ended March 31, 2004 v.
Three months ended March 31, 2003

Net Sales: The Company recorded net sales of $5,159,559 for the three months ended March 31, 2004, a decrease of $283,595, or 5.2%, from $5,443,154 for the same period in 2003. The decrease in sales for the three months ended March 31, 2004 is primarily attributed to a decline in sales to original equipment manufacture (OEM) customers, specifically sales to Johnson Outdoors, Inc. Sales of Winland’s proprietary products primarily for the security/industrial, motor controls and utility controls, increased 7.2% for the three months ended March 31, 2004, compared to 2003.

The Company’s OEM customers have given the Company purchase orders having an aggregate value of $14.5 million for delivery during the remainder of 2004 and into 2005. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers that are scheduled to be fulfilled in 2004, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. In June of 2003 the Company announced that orders from Johnson Outdoors, Inc. (JOI) would be reduced in the coming years. Sales to JOI represented 5% of total sales for the quarter ended March 31, 2004 compared to 21% for the same period in 2003.

The Company has continued to provide a full range of Electronic Manufacturing Services (EMS) to OEM customers, delivering product needs from early concept through product realization. The Company continues to explore additional geographic regions to market its OEM services, primarily through networking with referral sources in the Chicago and Minneapolis areas. In addition to the networking and referral sources, the Company has signed representative agreements with two manufacturers’ representative firms in the Illinois and Kansas areas. The loss of any significant OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term, results.

Gross Profits: Gross profit dollars declined 3.4% to $1,366,969 or 26.5% of net sales for the three months ended March 31, 2004, compared to $1,414,243 or 26.0% of net sales for the same period in 2003. The decline in gross profit dollars for the quarter ended March 31, 2004 is attributed in part to the decline in net sales. During the first quarter of 2004 the Company experienced increased manufacturing variances caused by the increase in volume of new product designs, as well as increased costs associated with billable engineering projects, offset in part by reduced warranty expenses for the period.

Operating Expenses: General and administrative expense was $467,587 or 9.1% of net sales for the three months ended March 31, 2004, compared to $379,093 or 7.0% of net sales for the same period in 2003. The increase in general and administrative expense for the three months ended March 31, 2004 is attributed to increased salaries and related expenses, investor relations and directors and officers insurance expense, offset in part by a decline in bad debt expense when compared to the same period in 2003.

Sales and marketing expense (including project management) was $316,538 or 6.1% of net sales for the three months ended March 31, 2004, compared to $231,919 or 4.3% of net sales for the same period in 2003. The increase in sales and marketing expense for the three months ended March 31, 2004 are directly associated with increased salaries and related expenses, commissions expense and travel expense, offset in part by a reduction in leased vehicle expense and employee training expense.

Winland’s sales and marketing efforts are focused on building long-term relationships with targeted OEM strategic accounts in the markets that it serves. The Company relies on direct sales people along with a referral network to promote its services and uncover new opportunities. Management believes that augmenting its direct sales force with a referral network and utilizing independent sales representatives on a limited basis will effectively provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. In 2003, the Company added the new sales position of EMS business development manager to focus exclusively on strategic account development at select targeted accounts that best align with the products and services offered by the Company.

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

Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $210,399 or 4.1% of net sales for the three months ended March 31, 2004, compared to $196,437 or 3.6% of net sales for the same period in 2003. The increase in research and development expense for the first quarter of 2004 compared to the same period in 2003 is primarily attributed to increased design failure guarantee expense associated with designs for customers, offset in part by amounts allocated to billable engineering projects.

Interest Expense: Interest expense was $30,030 or 0.6% of net sales for the three months ended March 31, 2004, compared to $43,330 or 0.8% of net sales for the same periods in 2003. The decline in interest expense for the first quarter of 2004 was due to a reduction in long-term debt. During the first quarter of 2004 the Company has not borrowed on its revolving line-of-credit and has paid down $185,447 of long-term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Earnings: The Company reported net income of $218,525 or $0.07 per basic share and $0.06 per diluted share for the three months ended March 31, 2004, compared to net income of $358,691 or $0.11 per basic and diluted share for the same period in 2003. The decline in net income for the first quarter of 2004 is primarily attributed to a decline in sales and gross profits, increased operating expenses, offset in part by a reduction in interest and income tax expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 39% blended federal and state income tax rate. Year-to-date pre-tax net income was $350,525 for 2004 and $563,691 for 2003, resulting in income tax expense of $132,000 and $205,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $161,189 for the three months ended March 31, 2004, compared to $427,138 for the same period in 2003, a decline of $265,949. This change was primarily due to decreased net income levels and increases in inventory levels, accounts receivables, prepaid expenses as well as a decline in accrued expenses, offset in part by increased accounts payable balances. Cash provided by operations was used primarily to pay down $185,447 of the Company’s long-term debt. The Company also saw a reduction in cash levels due to temporarily funding the purchase of $924,886 of capital equipment, which was subsequently funded through a term loan with the M&I Bank.

The Company has funded its current operations with cash provided by operations.

The current ratio at March 31, 2004 was 1.48 to 1, compared to 2.46 to 1 at December 31, 2003. Working capital equaled $1,903,437 on March 31, 2004, compared to $3,581,629 on December 31, 2003. The decline in working capital is primarily attributed to a decrease in cash used to purchase capital equipment, and increased current maturities of long term debt associated with the maturity date on the mortgages with the City of Mankato in January of 2005, offset in part by increased inventory levels and increased prepaid expenses.

On June 30, 2003 the Company entered into a revolving credit agreement with the M&I Bank of Minneapolis, Minnesota. There were no advances outstanding on the revolving line-of-credit agreement at March 31, 2004 or December 31, 2003. The agreement with M&I Bank is also subject to certain restrictive requirements. On April 15, 2004 the Company signed an amendment to the original credit agreement that will provide the Company with a $1.5 million dollar term loan for the financing of its capital equipment purchases. M&I Bank has advanced $1,000,000 to the Company as of April 15, 2004, the stated interest rate is fixed at 4.91% on this advance. The loan will be amortized in full over 48 months.

Management believes that our cash balance, availability of funds under a new line of credit agreement, the amendment adding the $1.5 million dollar term loan and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at March 31, 2004 is as follows:

	Payments due by period
		Remainder			2007
		Of			and
Contractual Obligations	Total	2004	2005	2006	Thereafter
Long-term debt, including interest	$1,682,000	$388,700	$1,129,700	$105,600	$58,300
Total contractual cash obligations	$1,682,000	$388,700	$1,129,700	$105,600	$58,300

There are no off balance sheet contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The critical accounting policies and estimates to follow include, but are not limited to, revenue recognition, income taxes, product warranties, depreciation and long-lived assets. Some of the most critical policies and estimates are also discussed below.

The Company derives revenue from primarily two sources: (1) product sales and out of warranty repair revenue, which includes custom electronic controls and assemblies for original equipment manufacturers and proprietary products in the security/industrial and motor control markets and (2) engineering design services that may include programming and prototypes. The Company recognizes revenue from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment to a customer. A portion of the Company’s business involves the Company shipping product to a primary customers’ location where it is held in a separate warehouse. Revenue is recognized when the customer notifies the Company that the inventory has been removed from that warehouse and title to the product is transferred. Revenue recognition occurs for engineering design services as the progress billings are made and at the conclusion of the project. For all sales, the Company uses either a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.

The allowance for doubtful accounts is estimated at $20,000 at March 31, 2004. The Company has not experienced significant bad debt write offs the last several years, therefore, the current allowance is believed to be adequate for any exposures to loss on March 2004 accounts receivable. Factors considered in establishing the reserves include economic conditions and customer financial strength.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $200,000 at March 31, 2004 is adequate. The reserve is based on an analysis of the existing inventory, including applying probability of obsolescence percentages to the aged inventory brackets and specific identification of obsolete inventory in connection with decisions to exit certain markets.

In addition, the Company has established a reserve of $124,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended March 31, 2004. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure and the reserve is established. The Company believes that the estimated reserve at March 31, 2004 is adequate.

At March 31, 2004, the financial statements reflect deferred tax assets of $186,300 and deferred tax liabilities of $87,100. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income.

The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three months ended March 31, 2004.

CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to the Company’s purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index following the signature page.

(b)	Reports on Form 8-K. A Form 8-K dated February 24, 2004 announcing annual earnings for 2003 was filed.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)

Dated: May 5, 2004	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive
Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief Financial Officer (Principal
Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended March 31, 2004	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description
10.1	Employment Agreement dated January 1, 2003 between the Company and Dale Nordquist*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management agreement or compensatory plan or arrangement