Form 10QSB
period 2004-06-30
WINLAND ELECTRONICS INC
filed 2004-08-16
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004	Commission File Number: 001-15637

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes [X] No [ ]

There were 3,365,046 shares of Common Stock, $.01 par value, outstanding as of July 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current Assets
Cash	$205,892	$1,412,058
Accounts receivable, net	2,979,301	2,255,003
Income tax receivable	20,607	138,234
Inventories	3,719,086	1,861,135
Prepaid expenses	262,294	195,278
Deferred taxes	186,300	179,500

Total current assets	7,373,480	6,041,208

Other Assets	97	174

Total other assets	97	174

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	4,715,272	3,905,882
Data processing equipment	1,383,789	1,323,660
Office furniture and equipment	366,915	364,715

Total property and equipment	9,722,463	8,850,744
Less accumulated depreciation	(5,263,687)	(5,258,004)

Net property and equipment	4,458,776	3,592,740

Total assets	$11,832,353	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable to bank	$470,000	$—
Current maturities of long-term debt	1,509,016	408,833
Accounts payable	2,163,059	1,192,391
Accrued expenses:
Compensation	617,046	612,590
Other	35,194	245,765

Total current liabilities	4,794,315	2,459,579

Long Term Liabilities
Deferred taxes	87,100	94,300
Deferred revenue	166,748	170,818
Long-term debt, less current maturities	811,799	1,248,671

Total long-term liabilities	1,065,647	1,513,789

Total liabilities	5,859,962	3,973,368

Stockholders’ Equity
Common stock	33,623	33,570
Additional paid-in capital	3,900,910	3,886,717
Retained earnings	2,037,858	1,740,467

Total stockholders’ equity	5,972,391	5,660,754

Total liabilities and stockholders’ equity	$11,832,353	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended June 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Net sales	$5,775,879	$4,347,028
Cost of sales	4,786,771	3,360,629

Gross profit	989,108	986,399

Operating expenses:
General and administrative	357,831	337,567
Sales and marketing	313,961	224,127
Research and development	160,033	180,089

	831,825	741,783

Operating income	157,283	244,616

Other income (expenses):
Interest expense	(34,152)	(35,661)
Other, net	13,735	3,994

	(20,417)	(31,667)

Income before income taxes	136,866	212,949
Income tax expense	(58,000)	(79,000)

Net income	$78,866	$133,949

Earnings per share data:
Basic	$0.02	$0.04
Diluted	0.02	0.04
Weighted-average number of common shares outstanding:
Basic	3,358,788	3,284,109
Diluted	3,538,104	3,419,748

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Net sales	$10,935,439	$9,790,181
Cost of sales	8,534,061	7,389,540

Gross profit	2,401,378	2,400,641

Operating expenses:
General and administrative	825,418	716,660
Sales and marketing	630,499	456,045
Research and development	415,733	376,527

	1,871,650	1,549,232

Operating income	529,728	851,409

Other income (expenses):
Interest expense	(64,182)	(78,991)
Other, net	21,844	4,222

	(42,338)	(74,769)

Income before income taxes	487,390	776,640
Income tax expense	(190,000)	(284,000)

Net income	$297,390	$492,640

Earnings per share data:
Basic	$0.09	$0.15
Diluted	0.08	0.14
Weighted-average number of common shares outstanding:
Basic	3,358,169	3,280,066
Diluted	3,563,973	3,420,329

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Cash Flows From Operating Activities
Net income	$297,390	$492,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	322,432	344,209
(Gain) loss on disposal of equipment	(6,142)	711
Investor relations expense, warrants issued	10,794	7,822
Deferred taxes	(14,000)	—
Changes in assets and liabilities:
Accounts receivable	(724,298)	58,851
Income tax receivable	117,627	—
Inventories	(1,857,951)	149,861
Prepaid expenses	(77,810)	(135,339)
Accounts payable	970,668	(99,139)
Accrued expenses, including deferred revenue and income taxes payable	(210,185)	(12,613)

Net cash provided by (used in) operating activities	(1,171,475)	807,003

Cash Flows From Investing Activities
Purchases of property and equipment	(1,189,249)	(81,625)
Proceeds from the sale of equipment	7,000	—

Net cash used in investing activities	(1,182,249)	(81,625)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	470,000	—
Proceeds from note payable to bank	1,000,000	—
Payments on long-term borrowings, including capital lease obligations	(336,689)	(676,846)
Proceeds from issuance of common stock	14,246	10,013

Net cash provided by (used in) financing activities	1,147,557	(666,833)

Net increase (decrease) in cash	(1,206,167)	58,545
Cash
Beginning	1,412,058	692,700

End	$205,891	$751,245

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$64,106	$78,405
Income tax	173,750	412,830

Supplemental Schedule of Noncash Financing Activities Warrants Issued in Connection with Investors Relations Services to be Provided	$—	$43,178

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

Note 2. Inventories

Major components of inventory at June 30, 2004 and December 31, 2003 as follows:

	June 30, 2004	December 31, 2003
Raw Materials	$2,121,030	$1,091,213
Work In Process	864,919	146,307
Finished Goods	933,137	786,615
Obsolescence reserve	(200,000)	(163,000)

Total	$3,719,086	$1,861,135

Note 3. Financing Arrangement

The Company has a $2,500,000 annual revolving line-of-credit agreement with M&I Bank of Minneapolis, Minnesota through June 28, 2005. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable, and 50 percent of qualified inventory. The total unused availability on the line of credit was $2,030,000 at June 30, 2004. Interest on advances accrues at the bank’s reference rate (4 1/4 % at June 30, 2004), is due monthly and is subject to certain restrictive covenants. There were advances of $470,000 outstanding on the revolving line of credit agreement at June 30, 2004, and there were no advances outstanding at December 31, 2003.

On April 15, 2004, the Company signed an amendment to the original credit agreement that will provide the Company with a $1.5 million term loan for the purpose of purchasing capital equipment. As of April 15, 2004, the Company had drawn $1,000,000 under this agreement, which amount is to be repaid in monthly installments of $20,833 plus interest at 4.91% through March of 2008. This agreement is subject to the same restrictive covenants as the revolving line of credit agreement.

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for The three and six months ended June 30, 2004 and 2003, as follows:

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
Sales percentage:
Customer A	58%	58%
Customer B	11%	0%
Customer C	4%	17%

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Sales percentage:
Customer A	60%	55%
Customer B	8%	0%
Customer C	5%	19%

The above customers had net receivables at June 30, 2004 and December 31, 2003 as follows:

	June 30, 2004	December 31, 2003
Accounts receivable percentage:
Customer A	47%	55%
Customer B	15%	0%
Customer C	4%	13%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
Proprietary microprocessors and mechanically controlled sensors and alarms	$588,658	$545,765
Electronic controls and assemblies for OEM customers	5,187,221	3,801,263

	$5,775,879	$4,347,028

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Proprietary microprocessors and mechanically controlled sensors and alarms	$1,310,510	$1,219,378
Electronic controls and assemblies for OEM customers	9,624,929	8,570,803

	$10,935,439	$9,790,181

Note 5. Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three and six months ended June 30, 2004 and 2003 increased the weighted-average shares outstanding by 179,316 and 205,804 compared to 135,639 and 140,263, respectively.

Note 6. Stock Options, Warrants and Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 39,697 shares of common stock. Warrants to purchase 1,654 shares of common stock vest each month beginning March 19, 2003 and continuing for the two-year contractual period. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On June 30, 2004, warrants to purchase 39,697 shares of common stock were outstanding, of which 26,464 shares were exercisable. The exercise price of such outstanding warrants is $1.85 per share.

The warrants were valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract. In addition, the total value of the outstanding warrants, $43,178, is reflected in the stockholders’ equity section at June 30, 2004.

Stock-Based Compensation Plans: The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were 43,000 options to purchase shares issued to employees and directors during the three months ended June 30, 2004, representing gross compensation expense of $76,320. The effect on net income and earnings per share for the compensation cost for the stock-based compensation plan has been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock Based Compensation) and is reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income:
As reported	$78,866	$133,949	$297,390	$492,640
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(25,189)	(25,980)	(36,838)	(35,311)

Pro forma	$53,677	$107,969	$260,552	$457,329

Basic Earnings per share
As reported	$0.02	$0.04	$0.09	$0.15
Pro forma	$0.02	$0.03	$0.08	$0.14
Diluted Earnings per share
As reported	$0.02	$0.04	$0.08	$0.14
Pro forma	$0.02	$0.03	$0.07	$0.13

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

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period are approximately as follows:

	Six Months Ended June 30,
	2004	2003
Balance, Beginning	$131,000	$95,000
Accruals for products Sold	54,633	100,400
Charges in accruals for pre-existing warranties	(69,633)	(68,400)

Balance, Ending	$116,000	$127,000

Note 8. New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. As of June 30, 2004, the requirements of Interpretation No. 46 do not apply to the Company.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity, which requires the issuer to classify certain freestanding financial instruments as liabilities. Under the provisions of Statement No. 150, common stock issued with mandatory redemption features that require the Company to repurchase the shares upon an event that is certain to occur, such as termination of employment or death of the stockholder, is no longer classified as equity; instead, these shares will be reported as shares subject to mandatory redemption and classified as a liability in the balance sheet. In such circumstances, disclosure of the components of this liability will be included in the notes to the financial statements. The requirements of Statement No. 150 will apply to the Company for its quarter ending September 30, 2004. The effect of the adoption of this standard will be reported as a cumulative effect of a change in accounting principle in the year of adoption, and restatement of previously issued financial statements is not permitted. As of June 30, 2004, the requirements of FASB No. 150 do not apply to the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three and six months ended June 30, 2004 v.
Three and six months ended June 30, 2003

Net Sales: The Company recorded net sales of $5,775,879 and $10,935,439 for the three and six months ended June 30, 2004, an increase of 33% and 12% from $4,347,028 and $9,790,181 for the same periods in 2003, respectively. The increase in sales for the three and six months ended June 30, 2004 is primarily attributed to increased sales to original equipment manufacture (OEM) customers, offset in part by the decline in sales to Johnson Outdoors, Inc for the current quarter and the first six months of 2004. Sales of Winland’s proprietary products primarily for the security/industrial sector, motor controls and utility controls, increased 8% for the three months ended June 30, 2004 and 7% for the first six months of 2004, compared to 2003.

The Company has received from its OEM customers purchase orders having an aggregate value of $10.8 million for delivery during the remainder of 2004 and into 2005. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers that are scheduled to be fulfilled in 2004, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. In June of 2003 the Company announced that orders from Johnson Outdoors, Inc. (JOI) would be reduced in the coming years. Sales to JOI represented 4.6% of total sales for first six months of 2004 compared to 19.4% for the same period in 2003.

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

Gross Profits: Gross profit dollars increased slightly to $989,108 or 17.1% of net sales for the three months ended June 30, 2004, compared to $986,399 or 22.7% of net sales for the same period in 2003. Gross profit dollars remained relatively consistent at $2,401,378 for the six months ended June 30, 2004, compared to $2,400,641 for the same period in 2003. Gross profit decreased as a percentage of net sales from 24.5% in 2003 to 22.0% in 2004. The decline in gross profit as a percentage of net sales for the quarter and the six months ended June 30, 2004 is attributed to additional production costs, including component preparation, manual component placements and manual testing associated with 23 new product introductions for the quarter and 44 new products in the first six months of 2004. During the second quarter and the six months ended June 30, 2004, additional labor costs due to overtime and the increased use of a temporary labor force, as well as increased costs associated with billable engineering projects and increased freight, offset in part by reduced warranty and obsolescence expenses and a reduction in employee incentive plan accruals when compared to the same period in 2003 also contributed to the increased manufacturing variances that resulted from the higher volume of new product design.

Operating Expenses: General and administrative expense was $357,831 or 6.2% of net sales and $825,418 or 7.5% of net sales for the three and six months ended June 30, 2004, compared to $337,567 or 7.8% of net sales and $716,660 or 7.3% of net sales for the same periods in 2003.

The increase in general and administrative expense for the three and six months ended June 30, 2004 is attributed to increased salaries and related expenses, board of directors expense, directors and officers insurance expense, legal and professional fees as well as donations expense, offset in part by a decline in bad debt and a reduction in employee incentive plan accruals when compared to the same period in 2003. Investor relations expense declined slightly for the quarter but was up for the first six months of 2004.

Sales and marketing expense (including project management) was $313,961 or 5.4% of net sales and $630,499 or 5.8% of net sales for the three and six months ended June 30, 2004, compared to $224,127 or 5.2% of net sales and $456,045 or 4.7% of net sales for the same periods in 2003, respectively. The increase in sales and marketing expense for the three and six months ended June 30, 2004 are directly associated with increased salaries and related expenses, commissions expense and travel expense, offset in part by a reduction in leased vehicle expense and employee training expense.

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

Research and development expense (primarily design services and support to the OEM customer base) was $160,033 or 2.8% of net sales for the three months ended June 30, 2004 and $415,733 or 3.8% of net sales for the first six months of 2004, compared to $180,089 or 4.1% of net sales and $376,527 or 3.8% of net sales for the same periods in 2003. The increase in research and development expense for the first six months of 2004 compared to the same period in 2003 is primarily attributed to increased design failure guarantee expense associated with designs for customers, offset in part by amounts allocated to billable engineering projects and a reduction in employee incentive plan accruals when compared to the same period in 2003. Expenses were down slightly for the second quarter of 2004 due to amounts allocated to billable engineering projects and a reduction in employee incentive plan accruals when compared to the same period in 2003.

Interest Expense: Interest expense was $34,152 and $64,182 or 0.6% of net sales for the three and six months ended June 30, 2004, compared to $35,661 and 78,991 or 0.8% of net sales for the same periods in 2003, respectively. The decline in interest expense for the second quarter and first six months of 2004 was due to the timing of new borrowings. With the increase in short-term and long-term borrowings the Company expects to see an increase in interest expense for subsequent periods.

Net Earnings: The Company reported net income of $78,866 or $0.02 per basic and diluted share for the three months ended June 30, 2004 and $297,390 or $0.09 per basic and $0.08 per diluted shared for the first six months of 2004, compared to net income of $133,949 or $0.04 per basic and diluted share and $492,640 or $0.15 per basic shared and $0.14 per diluted share for the same periods in 2003, respectively. The decline in net income for the quarter and first six months of 2004 is primarily attributed to a decline in gross profits, increased operating expenses, offset in part by a reduction in interest expense and income tax expense.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 39% blended federal and state income tax rate. Year-to-date pre-tax net income was $487,390 for 2004 and $776,640 for 2003, resulting in income tax expense of $190,000 and $284,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,171,475 for the six months ended June 30, 2004, compared to cash provided by operating activities of $807,003 for the same period in 2003, a decline of $1,978,478. This change was primarily due to decreased net income levels and increases in inventory levels, accounts receivable, prepaid expenses as well as a decline in accrued expenses, offset in part by increased accounts payable balances and a reduction in income tax receivable. Cash used in operations resulted in a decrease in reserves partially offset by borrowings on the bank line-of-credit and proceeds from long term debt.

The current ratio at June 30, 2004 was 1.54 to 1, compared to 2.46 to 1 at December 31, 2003. Working capital equaled $2,579,165 on June 30, 2004, compared to $3,581,629 on December 31, 2003. The decline in working capital is primarily attributed to a decrease in cash, used to fund current operating activities and increased current maturities of long term debt associated with the maturity date on the mortgages with the City of Mankato in January of 2005 as well as increased short-term borrowings, offset in part by increased inventory levels, accounts receivable and increased prepaid expenses.

On June 25, 2004 the Company extended its revolving credit agreement with the M&I Bank of Minneapolis, Minnesota with a renewal date of June 28, 2005. There was $470,000 of advances outstanding on the revolving line-of-credit agreement at June 30, 2004, with no advances outstanding at December 31, 2003. The interest rate on the revolving line-of-credit is at the banks reference rate, 4.25% at June 30, 2004. The agreement with M&I Bank is also subject to certain restrictive covenants. On April 15, 2004 the Company signed an amendment to the original credit agreement that will provide the Company with a $1.5 million dollar term loan for the financing of its capital equipment purchases. M&I Bank has advanced $1,000,000 to the Company as of April 15, 2004, the stated interest rate is fixed at 4.91% on this advance. The loan will be amortized in full over 48 months.

Management believes that our cash balance, availability of funds under the line of credit agreement, the amendment adding the $1.5 million dollar term loan and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at June 30, 2004 is as follows:

	Payments due by period
		Remainder			2007
		Of			and
Contractual Obligations	Total	2004	2005	2006	Thereafter
Long-term debt, including interest	$2,479,600	$380,100	$1,395,400	$359,000	$345,100

Other commercial commitments as described below:

Other Commercial		Outstanding Balance
Commitment	Total Amount Committed	06/30/04	Date of Expiration
Line of Credit	$2,500,000.00	$470,000.00	June 28, 2005

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

The allowance for doubtful accounts is estimated at $10,000 at June 30, 2004. The Company has not experienced significant bad debt write offs the last several years, therefore, the current allowance is believed to be adequate for any exposures to loss on June 2004 accounts receivable. Factors considered in establishing the reserves include economic conditions and customer financial strength.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $200,000 at June 30, 2004 is adequate. The reserve is based on an analysis of the existing inventory, including applying probability of obsolescence percentages to the aged inventory brackets and specific identification of obsolete inventory in connection with decisions to exit certain markets.

In addition, the Company has established a reserve of $116,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended June 30, 2004. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure and the reserve is established. The Company believes that the estimated reserve at June 30, 2004 is adequate.

At June 30, 2004, the financial statements reflect deferred tax assets of $186,300 and deferred tax liabilities of $87,100. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income.

The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three and six month periods ended June 30, 2004.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a)	The Company has been named a party in a suit in the Commonwealth of Massachusetts dated April 12, 2004. The parties to the suit are: The Charter Oak Insurance Co., Travelers Property Casualty Co of America (“Plaintiffs”) v. Joseph Carista d/b/a Prestige Alarm and Service, Winland Electronics Inc., ADD Inc., and Panitsas Engineering Associates, Inc. (“Defendants”). The suit claims that on January 12, 2004 the fire protection system sprinkler head located in an unheated area of the 6th floor of 210 Commercial Street Boston, Massachusetts froze and caused catastrophic water loss damages. The Plaintiffs are seeking $1 million dollars in damages collectively from the Defendants. The Company denies any liability for the loss because of the alleged improper installation of the TA-40 Fixed Temp Atert sold by the Company. Management does not believe that the resolution of this suit will have a material financial impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 11, 2005.

Proxies for the annual meeting were solicited pursuant Regulation 14A under the Securities and Exchange Act of 1394. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all nominees were elected.

The number of directors was set at five by eliciting the following persons to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

	Number of	Number of
Nominee	Votes For	Votes Withheld
Thomas J. de Petra	2,878,330	263,956
S. Robert Dessalet	3,093,735	48,551
Lorin E. Krueger	3,094,210	48,076
James L. Reissner	3,094,430	47,856
Richard T. Speckman	3,094,430	47,856

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index following the signature page.

(b)	Reports on Form 8-K. The Company filed (i) a Form 8-K dated April 4, 2004 announcing first quarter earnings for 2004 and (ii) a Form 8-K dated May 21, 2004 to provide the first quarter 2004 letter to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: August 16, 2004	/s/ Lorin E. Krueger
Lorin E. Krueger, President and
Chief Executive Officer (Principal
Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief
Financial Officer (Principal
Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-18393
June 30, 2004

WINLAND ELECTRONICS, INC.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002