Form 10QSB
period 2004-09-30
WINLAND ELECTRONICS INC
filed 2004-11-04
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004	Commission File Number: 001-15637

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota (state or other jurisdiction of incorporation or organization)	41-0992135 (I.R.S. Employer Identification Number)

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

Yes ☒     No ☐

There were 3,376,971 shares of Common Stock, $.01 par value, outstanding as of October 21, 2004.

Transitional Small Business Disclosure Format (check one):     Yes ☐     No ☒

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2004	2003
	(UNAUDITED)
Current Assets
Cash	$525,116	$1,412,058
Accounts receivable, net	3,206,417	2,255,003
Income tax receivable	15,485	138,234
Inventories	3,482,885	1,861,135
Prepaid expenses	283,603	195,278
Deferred taxes	186,300	179,500

Total current assets	7,699,806	6,041,208

Other Assets	90	174

Total other assets	90	174

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	4,700,667	3,905,882
Data processing equipment	1,378,616	1,323,660
Office furniture and equipment	334,908	364,715

Total property and equipment	9,670,678	8,850,744
Less accumulated depreciation	(5,318,492)	(5,258,004)

Net property and equipment	4,352,186	3,592,740

Total assets	$12,052,082	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003
Current Liabilities
Note payable to bank	$1,379,000	$—
Current maturities of long-term debt	488,685	408,833
Accounts payable	923,411	1,192,391
Accrued expenses:
Compensation	716,522	612,590
Other	271,839	245,765

Total current liabilities	3,779,457	2,459,579

Long Term Liabilities	87,100	94,300
Deferred taxes	87,100	94,300
Deferred revenue	164,714	170,818
Long-term debt, less current maturities	1,654,368	1,248,671

Total long-term liabilities	1,906,182	1,513,789

Total liabilities	5,685,639	3,973,368

Stockholders’ Equity	33,770	33,570
Common stock	33,770	33,570
Additional paid-in capital	3,917,862	3,886,717
Retained earnings	2,414,811	1,740,467

Total stockholders’ equity	6,366,443	5,660,754

Total liabilities and stockholders’ equity	$12,052,082	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended September 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Net sales	$6,591,038	$4,580,189
Cost of sales	5,056,642	3,428,104

Gross profit	1,534,396	1,152,085

Operating expenses:
General and administrative	397,607	326,681
Sales and marketing	315,789	238,312
Research and development	151,753	154,303

	865,149	719,296

Operating income	669,247	432,789

Other income (expenses):
Interest expense	(46,413)	(29,701)
Other, net	(4,880)	6,062

	(51,293)	(23,639)

Income before income taxes	617,954	409,150
Income tax expense	(241,000)	(151,000)

Net income	$376,954	$258,150

Earnings per share data:
Basic	$0.11	$0.09
Diluted	0.11	0.08
Weighted-average number of common shares outstanding:
Basic	3,366,542	2,996,046
Diluted	3,485,670	3,069,170

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Net sales	$17,526,476	$14,370,370
Cost of sales	13,590,703	10,817,645

Gross profit	3,935,773	3,552,725

Operating expenses:
General and administrative	1,223,025	1,043,341
Sales and marketing	946,287	694,357
Research and development	567,486	530,829

	2,736,798	2,268,527

Operating income	1,198,975	1,284,198

Other income (expenses):
Interest expense	(110,595)	(108,692)
Other, net	16,964	10,284

	(93,631)	(98,408)

Income before income taxes	1,105,344	1,185,790
Income tax expense	(431,000)	(435,000)

Net income	$674,344	$750,790

Earnings per share data:
Basic	$0.20	$0.25
Diluted	0.19	0.25
Weighted-average number of common shares outstanding:
Basic	3,360,980	2,986,653
Diluted	3,535,633	3,056,739

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Cash Flows From Operating Activities
Net income	$674,344	$750,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	487,464	532,525
Loss on disposal of equipment	3,196	754
Investor relations expense, warrants issued	16,193	13,219
Deferred taxes	(14,000)	—
Changes in assets and liabilities:
Accounts receivable	(951,414)	12,776
Income tax receivable	122,749	—
Inventories	(1,621,750)	129,667
Prepaid expenses	(104,518)	(96,211)
Accounts payable	(268,980)	348,697
Accrued expenses, including deferred revenue and income taxes payable	123,903	34,620

Net cash provided by (used in) operating activities	(1,532,813)	1,726,837

Cash Flows From Investing Activities
Purchases of property and equipment	(1,268,523)	(210,280)
Proceeds from the sale of equipment	18,500	—

Net cash used in investing activities	(1,250,023)	(210,280)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	1,379,000	—
Proceeds from long-term borrowings	2,000,000	—
Payments on long-term borrowings, including capital lease obligations	(1,514,451)	(764,761)
Proceeds from issuance of common stock	31,345	10,013

Net cash provided by (used in) financing activities	1,895,894	(754,748)

Net increase (decrease) in cash	(886,942)	761,809
Cash
Beginning	1,412,058	692,700

End	$525,116	$1,454,509

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$110,480	$108,082
Income tax	169,314	537,421

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations
Services to be Provided	$—	$43,178

See Notes to the Interim Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the results for the interim period have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies, lease and license commitments and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements included in the Company’s most recent annual report on Form 10-KSB.

Note 2. Inventories

Major components of inventory at September 30, 2004 and December 31, 2003 as follows:

	September 30, 2004	December 31, 2003
Raw Materials	$1,832,049	$1,091,213
Work In Process	445,712	146,307
Finished Goods	1,405,124	786,615
Obsolescence Reserve	(200,000)	(163,000)

Total	$3,482,885	$1,861,135

Note 3. Financing Arrangement

The Company has a $2,500,000 annual revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota through June 28, 2005. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 50 percent of qualified inventory. The total unused availability on the line of credit was $1,121,000 at September 30, 2004. Interest on advances accrues at the bank’s reference rate (4 1/4 % at September 30, 2004) is due monthly and is subject to certain restrictive covenants. There were advances of $1,379,000 outstanding on the revolving line of credit agreement at September 30, 2004, and there were no advances outstanding at December 31, 2003.

On April 15, 2004, the Company signed an amendment to the original credit agreement that provides the Company with a $1.5 million term loan for the purpose of purchasing capital equipment. As of September 30, 2004, the Company had drawn $1,000,000 under this agreement, which amount is to be repaid in monthly installments of $20,833 plus interest at 4.91% through March of 2008. This agreement is subject to the same restrictive covenants as the revolving line of credit agreement.

On September 30, 2004, the Company entered into a ten-year mortgage agreement with US Bank to refinance the previous debt with the City of Mankato that was set to expire in early 2005. The interest rate is fixed at 6.44% with 119 installments of $11,373 plus the final payment to equal the unpaid principal balance.

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and nine months ended September 30, 2004 and 2003 as follows:

	Three Months Ended	Three Months Ended
Sales percentage:	September 30, 2004	September 30, 2003
Customer A	57%	53%
Customer B	10%	1%
Customer C	3%	9%

	Nine Months Ended	Nine Months Ended
Sales percentage:	September 30, 2004	September 30, 2003
Customer A	59%	54%
Customer B	9%	0%
Customer C	4%	16%

The above customers had net receivables at September 30, 2004 and December 31, 2003 as follows:

Accounts receivable percentage:	September 30, 2004	December 31, 2003
Customer A	54%	47%
Customer B	7%	0%
Customer C	2%	9%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Proprietary microprocessors and mechanically controlled sensors and alarms	$843,967	$715,364
Electronic controls and assemblies for OEM customers	5,747,071	3,864,825

	$6,591,038	$4,580,189

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Proprietary microprocessors and mechanically controlled sensors and alarms	$2,129,479	$1,934,741
Electronic controls and assemblies for OEM customers	15,396,997	12,435,629

	$17,526,476	$14,370,370

Note 5. Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three and nine months ended September 30, 2004 and 2003 increased the weighted-average shares outstanding by 119,128 and 174,653 compared to 73,124 and 70,086, respectively.

Note 6. Stock Options, Warrants and Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 39,697 shares of common stock. Warrants to purchase 1,654 shares of common stock vest each month beginning March 19, 2003 and continuing for the two-year contractual period. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On September 30, 2004, warrants to purchase 39,697 shares of common stock were outstanding, of which 31,426 shares were exercisable. The exercise price of such outstanding warrants is $1.85 per share.

The warrants were valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract. In addition, the total value of the outstanding warrants, $43,178, is reflected in the stockholders’ equity section at September 30, 2004.

Stock-Based Compensation Plans: The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were 5,000 options to purchase shares issued to employees and directors during the three months ended September 30, 2004, representing gross compensation expense of $6,681. The effect on net income and earnings per share for the compensation cost for the stock-based compensation plan has been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock Based Compensation) and is reflected in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income:
As reported	$376,954	$258,150	$674,344	$750,790
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(13,715)	(12,243)	(50,675)	(47,555)

Pro forma	$363,239	$245,907	$623,669	$703,235

Basic Earnings per share
As reported	$0.11	$0.09	$0.20	$0.25
Pro forma	$0.11	$0.08	$0.19	$0.24
Diluted Earnings per share
As reported	$0.11	$0.08	$0.19	$0.25
Pro forma	$0.10	$0.08	$0.18	$0.23

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

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period are approximately as follows:

	Nine Months Ended September 30,
	2004	2003
Balance, Beginning	$131,000	$95,000
Accruals for products Sold	74,000	152,000
Charges in accruals for pre-existing warranties	(103,000)	(116,000)

Balance, Ending	$102,000	$131,000

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2004 v.
Three and nine months ended September 30, 2003

Net Sales: The Company recorded net sales of $6,591,038 and $17,526,476 for the three and nine months ended September 30, 2004, an increase of 44% and 22% from $4,580,189 and $14,370,370 for the same periods in 2003, respectively. The increase in sales for the three and nine months ended September 30, 2004 is attributed to increased sales to original equipment manufacture (OEM) customers, offset in part by the decline in sales to Johnson Outdoors, Inc for the current quarter and the first nine months of 2004. Sales of Winland’s proprietary products primarily for the security/industrial sector, motor controls and utility controls, increased 18% for the three months ended September 30, 2004 and 10% for the first nine months of 2004, compared to 2003.

The Company has received from its OEM customers purchase orders having an aggregate value of $11.4 million for delivery during the remainder of 2004 and into 2005. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers that are scheduled to be fulfilled in 2004, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. In June of 2003 the Company announced that orders from Johnson Outdoors, Inc. (JOI) would be reduced in the coming years. Sales to JOI represented 4.2% of total sales for the first nine months of 2004 compared to 16% for the same period in 2003.

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

Gross Profits: Gross profit dollars increased slightly to $1,534,396 or 23.3% of net sales for the three months ended September 30, 2004, compared to $1,152,085 or 25.2% of net sales for the same period in 2003. Gross profit dollars increased for the nine months ended September 30, 2004 to $3,935,773, compared to $3,552,725 for the same period in 2003. Gross profit decreased as a percentage of net sales from 24.7% for the nine month period in 2003 to 22.5% for the nine month period in 2004. The decline in gross profit as a percentage of net sales for the quarter and the nine months ended September 30, 2004 is attributed to additional production costs, including component preparation, manual component placements and manual testing associated with new product introductions and ramp ups in the first nine months of 2004. During the third quarter, the Company was reimbursed for some of the material overrun costs associated with new product introduction from a specific customer. During the third quarter and the nine months ended September 30, 2004, the Company incurred additional labor costs due to overtime and the increased use of a temporary labor force, as well as increased costs associated with billable engineering projects and increased freight, offset in part by reduced warranty and obsolescence expenses when compared to the same period in 2003. These increased costs were associated with a higher volume of new product design as compared to 2003. The Company saw an increase for the third quarter and a reduction for the first nine months of 2004 in employee incentive plan accruals when compared to 2003.

Operating Expenses: General and administrative expense was $397,607 or 6.0% of net sales and $1,223,025 or 7.0% of net sales for the three and nine months ended September 30, 2004, compared to $326,681 or 7.1% of net sales and $1,043,341 or 7.3% of net sales for the same periods in 2003.

The increase in general and administrative expense for the three and nine months ended September 30, 2004 is attributed to increased salaries and related expenses, board of directors expense, directors and officers insurance expense, increased banking fees, increased employee incentive plan accruals as well as donations expense and investor relations expense, offset in part by a reduction in legal and professional fees and bad debt expense accruals when compared to the same period in 2003.

Sales and marketing expense (including project management) was $315,789 or 4.8% of net sales and $946,287 or 5.4% of net sales for the three and nine months ended September 30, 2004, compared to $238,312 or 5.2% of net sales and $694,357 or 4.8% of net sales for the same periods in 2003, respectively. The increases in sales and marketing expense for the three and nine months ended September 30, 2004 are directly associated with increased salaries and related expenses, commissions expense and increased employee incentive plan accruals, offset in part by a reduction in leased vehicle expense and employee training expense and promotional materials expense.

Winland’s sales and marketing efforts are focused on building long-term relationships with targeted OEM strategic accounts in the markets that it serves. The Company relies on direct sales people along with a referral network to promote its services and uncover new opportunities. Management believes that augmenting its direct sales force with a referral network and utilizing independent sales representatives on a limited basis will effectively provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. In 2003, the Company added the new sales position of EMS business development manager to focus exclusively on strategic account development and select targeted accounts that best align with the products and services offered by the Company.

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

Research and development expense (primarily design services and support to the OEM customer base) was $151,753 or 2.3% of net sales for the three months ended September 30, 2004 and $567,486 or 3.2% of net sales for the first nine months of 2004, compared to $154,303 or 3.4% of net sales and $530,829 or 3.7% of net sales for the same periods in 2003. The increase in research and development expense for the first nine months of 2004 compared to the same period in 2003 is primarily attributed to increased design failure guarantee expense associated with designs for customers, increased employee incentive plan accruals offset in part by amounts allocated to billable engineering projects when compared to the same period in 2003. Expenses were down slightly for the third quarter of 2004 due to reduction in salaries and related expenses as well as amounts allocated to billable engineering projects, offset in part by increased employee incentive plan accruals when compared to the same period in 2003.

Interest Expense: Interest expense was $46,413 and $110,595 or 0.7% and 0.6% of net sales for the three and nine months ended September 30, 2004, respectively, compared to $29,701 and 108,692 or 0.6% and 0.8% of net sales for the same periods in 2003, respectively. The increase in interest expense for the third quarter and first nine months of 2004 was primarily due to the new borrowings. With the increase in short-term and long-term borrowings the Company expects to see an increase in interest expense for subsequent periods.

Net Earnings: The Company reported net income of $376,954 or $0.11 per basic and diluted share for the three months ended September 30, 2004 and $674,344 or $0.20 per basic and $0.19 per diluted shared for the first nine months of 2004, compared to net income of $258,150 or $0.09 per basic and $0.08 per diluted share and $750,790 or $0.25 per basic shared and $0.25 per diluted share for the same periods in 2003, respectively. The increase in net income for the third quarter of 2004 is primarily attributed to an increase in gross profits, offset in part by an increased operating expenses, interest expense and income tax expense. The decline in income for the first nine months of 2004 is attributed to increased operating expenses, offset in part by an increase in gross profits.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 39% blended federal and state income tax rate. Year-to-date pre-tax net income was $1,105,344 for 2004 and $1,185,790 for 2003, resulting in income tax expense of $431,000 and $435,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,532,813 for the nine months ended September 30, 2004, compared to cash provided by operating activities of $1,726,837 for the same period in 2003, a decline of $3,259,650. This change was primarily due to increases in inventory levels, accounts receivable, and prepaid expenses as well as a decline in accounts payable balances, offset in part by increased accrued expenses and a reduction in income tax receivable. Cash used in operations resulted in a decrease in cash reserves as well as increases on the borrowings on the bank line-of-credit.

The current ratio at September 30, 2004 was 2.04 to 1, compared to 2.46 to 1 at December 31, 2003. Working capital equaled $3,920,349 on September 30, 2004, compared to $3,581,629 on December 31, 2003. The increase in working capital is primarily attributed to realigning of the current maturities related to refinancing the mortgage with a ten year maturity, offset in part by a decrease in cash, used to fund current operating activities, as well as by increased inventory levels, accounts receivable and increased prepaid expenses.

On June 25, 2004 the Company extended its revolving credit agreement with the M&I Bank of Minneapolis, Minnesota with a renewal date of June 28, 2005. There were $1,379,000 of advances outstanding on the revolving line-of-credit agreement at September 30, 2004, with no advances outstanding at December 31, 2003. The interest rate on the revolving line of credit is at the bank’s reference rate, 4.75% at September 30, 2004. The agreement with M&I Bank is also subject to certain restrictive covenants. On April 15, 2004 the Company signed an amendment to the original credit agreement that will provide the Company with a $1.5 million dollar term loan for the financing of its capital equipment purchases. M&I Bank has advanced $1,000,000 to the Company as of October 21, 2004, the stated interest rate is fixed at 4.91% on this advance. The loan will be amortized in full over 48 months.

Management believes that our cash balance, availability of funds under the line of credit agreement, the amendment adding the $1.5 million dollar term loan and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at September 30, 2004 is as follows:

	Payments due by period
		Remainder			2007
		Of			and
Contractual Obligations	Total	2004	2005	2006	Thereafter
Long-term debt, including interest	$2,589,100	$153,400	$534,000	$495,400	$1,406,300

Other commercial commitments as described below:

Other Commercial		Outstanding Balance
Commitment	Total Amount Committed	9/30/2004	Date of Expiration
Line of Credit	$2,500,000.00	$1,379,000.00	June 28, 2005

There are no off balance sheet contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The critical accounting policies and estimates to follow include, but are not limited to, revenue recognition, income taxes, product warranties, depreciation and long-lived assets. Some of the most critical policies and estimates are also discussed below.

The Company derives revenue from primarily two sources: (1) product sales and out of warranty repair revenue, which includes custom electronic controls and assemblies for original equipment manufacturers and proprietary products in the security/industrial and motor control markets and (2) engineering design services that may include programming and prototypes. The Company recognizes revenue from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment to a customer. A portion of the Company’s business involves the Company shipping product to a primary customer’s location where it is held in a separate warehouse. Revenue is recognized when the customer notifies the Company that the inventory has been removed from that warehouse and title to the product is transferred. Revenue recognition occurs for engineering design services as the progress billings are made and at the conclusion of the project. For all sales, the Company uses either a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.

The allowance for doubtful accounts is estimated at $10,000 at September 30, 2004. The Company has not experienced significant bad debt write offs the last several years, therefore, the current allowance is believed to be adequate for any exposures to loss on September 2004 accounts receivable. Factors considered in establishing the reserves include economic conditions and customer financial strength.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $200,000 at September 30, 2004 is adequate. The reserve is based on an analysis of the existing inventory, including applying probability of obsolescence percentages to the aged inventory brackets and specific identification of obsolete inventory in connection with decisions to exit certain markets.

In addition, the Company has established a reserve of $102,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the nine-month period ended September 30, 2004. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability of an adverse event and the Company’s financial exposure associated with such event and the reserve is established accordingly. The Company believes that the estimated reserve at September 30, 2004 is adequate.

At September 30, 2004, the financial statements reflect deferred tax assets of $186,300 and deferred tax liabilities of $87,100. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income.

The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three and nine months ended September 30, 2004.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)
Dated: November 3, 2004	/s/ Lorin E. Krueger
Lorin E. Krueger, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief
Financial Officer (Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended September 30, 2004	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002