Form 10QSB/A
period 2004-09-30
WINLAND ELECTRONICS INC
filed 2004-11-22
CIK 749935

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

Yes [X]  No [   ]

There were 3,410,418 shares of Common Stock, $.01 par value, outstanding as of November 22, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

     This Form 10Q-SB is hereby amended to reflect the adjustment in shares to the 2003 information with respect to the Company’s December 2003 1.1-for-1 stock split in the form of a 10% stock dividend.

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current Assets
Cash	$525,116	$1,412,058
Accounts receivable, net	3,206,417	2,255,003
Income tax receivable	15,485	138,234
Inventories	3,482,885	1,861,135
Prepaid expenses	283,603	195,278
Deferred taxes	186,300	179,500

Total current assets	7,699,806	6,041,208

Other Assets	90	174

Total other assets	90	174

Property and Equipment, at cost:
Land and land improvements	272,901	272,901
Building	2,983,586	2,983,586
Machinery and equipment	4,700,667	3,905,882
Data processing equipment	1,378,616	1,323,660
Office furniture and equipment	334,908	364,715

Total property and equipment	9,670,678	8,850,744
Less accumulated depreciation	(5,318,492)	(5,258,004)

Net property and equipment	4,352,186	3,592,740

Total assets	$12,052,082	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable to bank	$1,379,000	$—
Current maturities of long-term debt	488,685	408,833
Accounts payable	923,411	1,192,391
Accrued expenses:
Compensation	716,522	612,590
Other	271,839	245,765

Total current liabilities	3,779,457	2,459,579

Long Term Liabilities
Deferred taxes	87,100	94,300
Deferred revenue	164,714	170,818
Long-term debt, less current maturities	1,654,368	1,248,671

Total long-term liabilities	1,906,182	1,513,789

Total liabilities	5,685,639	3,973,368

Stockholders’ Equity
Common stock	33,770	33,570
Additional paid-in capital	3,917,862	3,886,717
Retained earnings	2,414,811	1,740,467

Total stockholders’ equity	6,366,443	5,660,754

Total liabilities and stockholders’ equity	$12,052,082	$9,634,122

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended September 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Net sales	$6,591,038	$4,580,189
Cost of sales	5,056,642	3,428,104

Gross profit	1,534,396	1,152,085

Operating expenses:
General and administrative	397,607	326,681
Sales and marketing	315,789	238,312
Research and development	151,753	154,303

	865,149	719,296

Operating income	669,247	432,789

Other income (expenses):
Interest expense	(46,413)	(29,701)
Other, net	(4,880)	6,062

	(51,293)	(23,639)

Income before income taxes	617,954	409,150
Income tax expense	(241,000)	(151,000)

Net income	$376,954	$258,150

Earnings per share data:
Basic	$0.11	$0.08
Diluted	0.11	0.08
Weighted-average number of common shares outstanding:
Basic	3,366,542	3,295,651
Diluted	3,485,670	3,376,087

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

	2004	2003
Net sales	$17,526,476	$14,370,370
Cost of sales	13,590,703	10,817,645

Gross profit	3,935,773	3,552,725

Operating expenses:
General and administrative	1,223,025	1,043,341
Sales and marketing	946,287	694,357
Research and development	567,486	530,829

	2,736,798	2,268,527

Operating income	1,198,975	1,284,198

Other income (expenses):
Interest expense	(110,595)	(108,692)
Other, net	16,964	10,284

	(93,631)	(98,408)

Income before income taxes	1,105,344	1,185,790
Income tax expense	(431,000)	(435,000)

Net income	$674,344	$750,790

Earnings per share data:
Basic	$0.20	$0.23
Diluted	0.19	0.22
Weighted-average number of common shares outstanding:
Basic	3,360,980	3,285,318
Diluted	3,535,633	3,362,413

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

Note 3. Financing Arrangement

The Company has a $2,500,000 annual revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota through June 28, 2005. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 50 percent of qualified inventory. The total unused availability on the line of credit was $1,121,000 at September 30, 2004. Interest on advances accrues at the bank’s reference rate (4 -1/4 % at September 30, 2004) is due monthly and is subject to certain restrictive covenants. There were advances of $1,379,000 outstanding on the revolving line of credit agreement at September 30, 2004, and there were no advances outstanding at December 31, 2003.

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

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and nine months ended September 30, 2004 and 2003 as follows:

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Sales percentage:
Customer A	57%	53%
Customer B	10%	1%
Customer C	3%	9%

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Sales percentage:
Customer A	59%	54%
Customer B	9%	0%
Customer C	4%	16%

The above customers had net receivables at September 30, 2004 and December 31, 2003 as follows:

	September 30, 2004	December 31, 2003
Accounts receivable percentage:
Customer A	54%	47%
Customer B	7%	0%
Customer C	2%	9%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Proprietary microprocessors and mechanically controlled sensors and alarms	$843,967	$715,364
Electronic controls and assemblies for OEM customers	5,747,071	3,864,825

	$6,591,038	$4,580,189

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Proprietary microprocessors and mechanically controlled sensors and alarms	$2,129,479	$1,934,741
Electronic controls and assemblies for OEM customers	15,396,997	12,435,629

	$17,526,476	$14,370,370

Note 5. Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three and nine months ended September 30, 2004 and 2003 increased the weighted-average shares outstanding by 119,128 and 174,653 compared to 80,436 and 77,095, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income:
As reported	$376,954	$258,150	$674,344	$750,790
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(13,715)	(12,243)	(50,675)	(47,555)

Pro forma	$363,239	$245,907	$623,669	$703,235

Basic Earnings per share
As reported	$0.11	$0.08	$0.20	$0.23
Pro forma	$0.11	$0.07	$0.19	$0.21
Diluted Earnings per share
As reported	$0.11	$0.08	$0.19	$0.22
Pro forma	$0.10	$0.07	$0.18	$0.21

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

Net Earnings: The Company reported net income of $376,954 or $0.11 per basic and diluted share for the three months ended September 30, 2004 and $674,344 or $0.20 per basic and $0.19 per diluted shared for the first nine months of 2004, compared to net income of $258,150 or $0.08 per basic and diluted share and $750,790 or $0.23 per basic shared and $0.22 per diluted share for the same periods in 2003, respectively. The increase in net income for the third quarter of 2004 is primarily attributed to an increase in gross profits, offset in part by an increased operating expenses, interest expense and income tax expense. The decline in income for the first nine months of 2004 is attributed to increased operating expenses, offset in part by an increase in gross profits.

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

A summary of our contractual cash obligations at September 30, 2004 is as follows:

	Payments due by period
					2007
		Remainder Of			and
Contractual Obligations	Total	2004	2005	2006	Thereafter
Long-term debt, including interest	$2,589,100	$153,400	$534,000	$495,400	$1,406,300

Other commercial commitments as described below:

Other Commercial		Outstanding Balance
Commitment	Total Amount Committed	9/30/2004	Date of Expiration
Line of Credit	$2,500,000.00	$1,379,000.00	June 28, 2005

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

(a) See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: November 22, 2004	/s/ Lorin E. Krueger
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