Form 10KSB
period 2004-12-31
WINLAND ELECTRONICS INC
filed 2005-03-21
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File No.: 0-15637

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, $.01 par value	American Stock Exchange
Preferred Stock Purchase Rights	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for fiscal year ended December 31, 2004: $24,074,864

The aggregate market value of the Common Stock held by non-affiliates as of March 14, 2005 was approximately $15,584,904 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,501,478 shares of Common Stock, $.01 par value, outstanding as of March 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company’s Proxy Statement for its 2005 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☑

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the “Company”) was incorporated as a Minnesota corporation in October 1972. The Company designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers from early concept through product realization. Revenues from OEM customers provided 87.3% of the Company’s total revenue in 2004. The Company provides controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security products. In addition, the Company has developed a proprietary line of customizable motor controls.

PRODUCTS

The Company designs, produces and distributes products in two product categories defined as “Electronic Manufacturing Services (“EMS”) for OEM Customers” and “Proprietary Products and Services,” primarily for the Security/Industrial and motor control markets.

Electronic Manufacturing Services for OEM Customers

The Company designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers. The Company is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement the Company’s contract manufacturing capabilities. The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support. These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty. The Company views EMS customers as strategic partners and works to provide these “partners” with high level customer care and technical services. Although the Company has purchase orders in place from many of its OEM customers that are scheduled to be fulfilled in 2005, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 87.3% and 86.3% of the Company’s total sales during 2004 and 2003, respectively.

Proprietary Products

The Company’s proprietary products include an established family of environmental security products and a line of DC motor controllers that can be customized to meet customer requirements. The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company’s “ALERT” series of products may be connected to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. Proprietary product sales accounted for 12.4% and 13.4% of the Company’s total sales for 2004 and 2003, respectively.

Marketing and Distribution

The Company markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts along with a referral network to promote its services and uncover new opportunities. Management believes that augmenting its direct sales force with a referral network will effectively provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. One of the Company’s key marketing objectives is to form long-term business partnerships with OEM customers by working to develop a degree of technological interdependence between the Company and the customer. With this in mind, the Company has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by providing its customers added value with a customer intimate strategy that is centered in exceptional service, application specific technical expertise, and exceptional quality.

The Company markets its proprietary products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions. Currently, the Company sells its environmental security products through a distribution network of over 900 locations in the United States, Canada, Mexico, and Europe. The Company continues to explore opportunities with its proprietary product lines, to expand into additional markets, as well as design new products. In an effort to develop the Environmental and Security Retail portion of the business, the Company added the position of Manager for Environmental Security Products and initiated strategic planning for its proprietary products in late 2003 and began implementation of its plans in 2004.

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

Seasonality and Working Capital

Due to the diversity of the Company’s customer mix, the Company’s business and working capital needs are not seasonal. Changes in the types of products produced for significant OEM customers could materially affect the seasonality of the Company’s business in future years.

Significant Customers

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of the Company’s contract manufacturing relationships, there is a significant degree of dependence between these customers and the Company. During 2004 one customer’s revenues equaled or exceeded 10% of the Company’s net sales and was responsible for net sales of $14.2 million, or 58.5% of total net sales for that period. During 2003 a group of customers whose individual revenues exceeded 10% net sales represented $13.3 million, or 68.1% of total net sales, in 2003.

Select Comfort Corporation has been the Company’s most significant customer during both 2004 and 2003, with sales of 58.5% and 55.0% of the Company’s net sales. Select Comfort Corporation is a Minnesota based air-sleep system manufacturer in the bedding industry. The design and manufacturing services provided to Johnson Outdoors

Inc. (“JOI”) accounted for 3.8% and 13.2% of the Company’s net sales during 2004 and 2003, respectively. “JOI” is a Wisconsin based manufacturer of recreational products. In June 2003, the Company announced that orders to JOI would be reduced in the coming years. While the Company continues to provide assemblies to JOI, the Company saw expected significant reductions in sales to JOI during 2004 and expects to see continued reduction into the future.

Sales of the Company’s proprietary products accounted for 12.4% of total sales for 2004 and 13.4% for 2003. In 2004, nearly 38.4% of all proprietary products sales were to one security/industrial distributor, the world’s largest distributor.

Competition

The Company’s business includes the design and manufacturing of custom electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. The competition for the contract design and manufacturing services offered by the Company has increased substantially, both domestically and internationally. To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced design production and test equipment. The Company distinguishes itself from many competitors by offering full service solutions to its contract design and manufacture customers. Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, and company reputation. The Company believes that it competes favorably with respect to development and design expertise and quality of manufacturing. The Company’s foreign competitors are often more aggressive in pricing their services and many of the Company’s competitors have greater capacity, and are better-known and better-financed than the Company.

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

Research and Development

Throughout 2004, the Company has worked to provide full-service solutions to its OEM customers by offering varied design technologies such as, wireless communications, and embedded software design for control systems. The Company’s engineering department is staffed with experienced electrical and software engineers that provide a wide range of customer services, including: conceptual design; custom enclosures and 3D modeling; board level, subsystem, and high-level assembly; PCB layout; analog and digital design, embedded systems and software; sensors, power and motor controls, and low power radio frequency design. The Company believes that with its internal engineering department and approved outside engineering consultants it will be able to meet the current needs of its customer base. The Company spent $741,020 or 3.1% of net sales for research and development expenses for the year ended December 31, 2004, compared to $718,650 or 3.7% of net sales for 2003.

Effect on Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Foreign Operations and Export Sales

The Company derived less than 2% of its revenues from sales outside the United States for both 2004 and 2003.

Personnel

At December 31, 2004, the Company had 106 employees (105 full-time and one part-time). During 2004 and 2003, the Company also used temporary labor services during peak production times. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. Management believes the current facility adequately supports the Company’s present and near future operations. Management believes its property is adequately covered by insurance. The Company’s office and manufacturing facility is subject to mortgages with an aggregate debt of $982,422 as of December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position
Lorin E. Krueger	48	President, Chief Executive Officer,
		Secretary and Director

Jennifer A. Thompson, CPA	45	Chief Financial Officer

Terry E. Treanor	42	Vice President of Manufacturing

Dale A. Nordquist	50	Senior Vice President of Sales and Marketing

     Lorin E. Krueger has served as Chief Executive Officer of the Company since June 2001 and as President of the Company since January 1999. In addition, Mr. Krueger has served as Secretary of the Company since 1983. Mr. Krueger served as the Company’s Chief Operating Officer from January 1999 until June 2001 and as its Senior Vice President of Operations from March 1987 until January 1999. Mr. Krueger has been an employee of the Company since 1976 and served as its Vice President from January 1977 to March 1987.

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

     Dale A. Nordquist has served as Senior Vice President of Sales and Marketing since December 2002. From October 2001 to December 2002 Mr. Nordquist was our Vice President of Sales – EMS Western Region. From May 1999 to October 2001, Mr. Nordquist served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc., which filed for Chapter 7 bankruptcy in January 2001 and was acquired by MagStar Technologies, Inc. in February 2001. From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultra-miniature electronic devices and high technology products incorporating these devices.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES
                OF EQUITY SECURITIES

The Company’s Common Stock is listed on the American Stock Exchange (“AMEX”) under the symbol WEX. The following table sets forth the high and the low bid quotations, as reported by AMEX adjusted for the December 31, 2003 stock split.

Fiscal Year Ended
December 31, 2004	Low	High
First Quarter	3.80	5.34
Second Quarter	2.50	4.45
Third Quarter	2.00	3.69
Fourth Quarter	2.30	4.24

Fiscal Year Ended
December 31, 2003	Low	High
First Quarter	1.18	2.27
Second Quarter	1.82	3.14
Third Quarter	1.82	2.54
Fourth Quarter	2.41	5.45

On March 14, 2005, the fair market value of the Company’s Common Stock was $4.94 based on the closing sale price quoted by AMEX on that date. As of December 31, 2004, the Company had approximately 423 shareholders of record.

On December 9, 2003 the Board of Directors authorized a 1.1-for-1 split of the Company’s common stock payable as a 10% stock dividend, effective December 31, 2003, payable to shareholders of record as of December 19, 2003.

The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company and such other factors as are deemed relevant by the Board of Directors. There were no dividends paid on Common Stock during 2004.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS- 2004 vs. 2003

Net Sales: The Company recorded net sales of $24,198,638 for the year ended December 31, 2004, an increase of $4,684,100 or 24.0% from $19,514,538 for 2003. The increase in net sales is attributable to OEM customers, mainly additional electronic controls sold to Select Comfort Corporation. The increase in net sales to OEM customers was offset, in part, by a reduction in sales to Johnson Outdoors Inc. (JOI). In June of 2003, the Company announced that orders to JOI would be reduced in the coming years due to JOI’s decision to begin purchasing more high-volume assemblies from a vendor that provides assembly in China. Sales to JOI represented 3.8% of total sales for 2004, compared to 13.2% for 2003. Sales of Winland’s proprietary products, primarily the security/industrial sector, motor controls and utility controls, increased 14.4% for 2004 compared to 2003. Increased sales to security/industrial sector are primarily attributed to increased sales support for those customers. As a percentage of total sales, proprietary product sales were 12.4% and 13.4% for the twelve months ended December 31, 2004 and 2003, respectively.

The Company’s Original Equipment Manufacture (OEM) customers have given the Company purchase orders and forecasts having an aggregate value of $13.5 million to be completed during 2005 and subsequent periods. The Company expects to receive additional orders from current OEM customers for 2005 and future production. Although the Company has purchase orders in place from many of its OEM customers which are scheduled to be fulfilled in 2005, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers.

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

Gross Profits: Gross profit was $5,558,052 or 23.0% of net sales for the year ended December 31, 2004 compared to $5,064,331 or 26.0% of net sales for the same period in 2003. The decrease in gross profit as a percentage of sales is attributable to a less profitable sales mix for the year, offset in part by a 24.0% growth in net sales. Gross profits increased 9.7% for 2004 compared to 2003. For the year ended December 31, 2004, the Company experienced increases in temporary employee wages, component prep charges, equipment repairs and leases, small tooling, manufacturing supplies and freight, offset in part by a reduction in obsolescence and warranty reserves.

Operating Expenses: General and administrative expense was $1,656,587 or 6.8% of net sales for the year ended December 31, 2004, compared to $1,515,200 or 7.8% of net sales for the same period in 2003. The increase in general and administrative expenses for 2004 is attributed primarily to increased salaries and related expenses, increased board of directors expenses primarily connected with corporate governance as well as increased investor relations, offset in part by a decline in professional fees, bad debt expense and employee incentive accruals.

Research and development expense (including the development of new company products as well as design services and support to the OEM customer base) was $741,020 or 3.1% of net sales for the year ended December 31, 2004, compared to $718,650 or 3.7% of net sales for the same period in 2003. The increase in research and development expense for 2004, compared to 2003, is primarily attributed to increased salaries and related employee expenses as well as warranty expense associated with designs for customers, offset in part by a reduction in depreciation and equipment repair and maintenance costs as well as an increase in amounts allocated to billable engineering projects.

Sales and marketing expense (including project management) was $1,234,672 or 5.1% of net sales for the year ended December 31, 2004, compared to $992,361 or 5.1% of net sales for the same period in 2003. The increases in sales and marketing expenses are directly associated with the continued development of the sales and marketing efforts of the organization. The increases result from increased salaries and related expenses, commissions and travel expense, as well as increases in employee incentive accruals, offset in part by a reduction in vehicle expense, employee training and promotional material expense.

Winland’s sales and marketing efforts are focused on building long-term relationships with targeted OEM strategic accounts in the markets that it serves. The Company relies on direct sales people along with a referral network to promote its services and uncover new opportunities. Management believes that augmenting its direct sales force with a referral network and utilizing independent sales representatives on a limited basis will effectively provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. In 2003 and 2004, the Company also concentrated its marketing efforts on strategic account development thereby selecting targeted accounts that best align with the products and services offered by the Company.

Winland’s proprietary products in the Environmental Sensors and Security Retail sectors are marketed through a network of dealers and distributors and supported by internal staff. In an effort to develop the Environmental and Security Retail portion of the business, the Company added the position of Manager for Environmental Security Products and initiated strategic planning for its proprietary products in late 2003 and began implementation of its plan in 2004.

Interest Expense: Interest expense was $145,346 or 0.6% of net sales for 2004, compared to $136,944 or 0.7% of net sales for 2003. During 2004, the Company entered into a new $1,000,000 long-term loan obligation to fund the purchase of advanced manufacturing equipment to help move forward with the Company’s strategic plans and meet the current manufacturing needs of the organization. The mortgage on the building was replaced with a new $1,000,000 mortgage with a fixed interest rate of 6.44%. At December 31, 2004, the Company also had net borrowings of $270,000 on its revolving line-of-credit. During 2004, a total of $1,681,877 was paid down on long-term debt, which includes the pay off of the original mortgage. With the increase in short-term and long-term borrowings, the Company expects to see an increase in interest expense for subsequent periods.

Net Earnings: The Company reported net income of $1,090,224 or $0.32 per basic common share and $0.31 per diluted common share for 2004, compared to net income of $1,048,263 or $0.32 per basic common share and $0.30 per diluted common share for 2003. Net Income reported for 2004 remained consistent with 2003 levels.

The Company believes inflation has not significantly affected its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $354,627 for 2004, compared to cash provided of $1,785,562 for 2003, a decline of $2,140,189. This change was primarily due to increases in customer demands resulting in increased inventory levels, accounts receivable and prepaid expenses, as well as a decline in accounts payable balances, offset in part by an increase in income tax payable and a reduction in income tax receivable. Cash used in operations resulted in a decrease in cash reserves as well as increased borrowing on the bank line-of-credit.

The current ratio at December 31, 2004 and December 31, 2003 was 2.8 to 1 and 2.5 to 1, respectively. Working capital equaled $4,617,402 on December 31, 2003, compared to $3,581,629 on December 31, 2003. The increase in working capital is attributed to increases in inventory levels, accounts receivable balances and a decline in accounts payable balances, offset in part by increased income tax payable and a decline in income tax receivable.

On June 25, 2004 the Company extended its revolving credit agreement with the M&I Bank of Minneapolis, Minnesota to June 28, 2005. Advances totaling $270,000 were outstanding on the revolving line-of-credit agreement at December 31, 2004. There were no advances outstanding at December 31, 2003. The agreement with M&I Bank is also subject to certain restrictive requirements.

Management believes that our cash balance, availability of funds under the line of credit agreement with M&I Bank and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at December 31, 2004 is as follows :

	Payments due by year
						2009 and
Contractual Obligations	Total	2005	2006	2007	2008	thereafter
Long-term debt, including interest	$2,405,900	$496,300	$495,400	$397,400	$220,700	$796,100

We also have a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding at
Commitment	Committed	December 31, 2004	Date of Expiration
Line of credit	$2,500,000	$270,000	June 28, 2005

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. These policies include, but are not limited to, revenue recognition, income taxes, product warranties, depreciation and long-lived assets. Some of the most critical policies are also discussed below.

The Company derives revenue from primarily two sources: (1) product and out of warranty repair revenue, which includes custom electronic controls and assemblies for original equipment manufacturers and proprietary products in the security/industrial, motor control and (2) engineering design services which may include programming and prototypes. The Company recognizes revenue from the sale of products and out of warranty repairs when the product is shipped by being delivered to a common carrier. Revenue recognition occurs for engineering design services as the progress billings are made and at the conclusion of the project. For all sales, the Company uses either a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.

The allowance for doubtful accounts is estimated at $20,000 at December 31, 2004. During 2004, the Company increased the allowance $12,421 based on current expectations with regard to specific customers and wrote off $12,421, resulting in the allowance remaining unchanged from the December 31, 2003 balance. The Company has not experienced significant bad debt write offs the last several years; therefore, the current allowance is believed to be adequate for any exposure to loss on December 31, 2004 accounts receivable.

The Company has established a reserve for slow moving and obsolete inventories and believes the reserve of $150,000 at December 31, 2004 is adequate. The reserve is based on an analysis of the existing inventory, including applying probability of obsolescence percentages to the aged inventory brackets and specific identification of obsolete inventory in connection with decisions to exit certain markets.

In addition, the Company has established a reserve of $128,000 for rework and warranties. This reserve is based on historical experience and analysis of specific known and potential warranty issues. A portion of the reserve is based on a percentage of the sales for the six-month period ended December 31, 2004. The percentage used reflects historical experience. Specifically identified or potential warranty issues are analyzed to determine the probability and the Company’s financial exposure, and the reserve is established.

At December 31, 2004, the financial statements reflect a net deferred income tax liability of $66,100. Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary income differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). However, the pro forma net income effect of using the fair value method for the past two fiscal years is presented in the table above. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by the SFAS No. 151 require that abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges and that the allocation of fixed overheads to inventory be based on the normal capacity of the facilities. The statement is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that adoption of SFAS No. 151 will have n its financial position and results of operations.

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

The Company derives a significant portion of its revenues from one major OEM customers that are not subject to any long-term contracts with the Company. If any major customer should for any reason decrease the volume of their business or stop doing business with the Company, the Company’s business would be adversely affected. Some of the Company’s customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company’s customers encounter difficulties or the Company is unable to meet the demands of its OEM customers, the Company could be adversely affected.

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

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm dated January 21, 2005 for Years Ended December 31, 2004 and 2003	13

Balance Sheets as of December 31, 2004 and 2003	14-15

Statements of Income for Years Ended December 31, 2004 and 2003	16

Statements of Changes in Stockholders Equity for Years Ended December 31, 2004 and 2003	17

Statements of Cash Flows for Years Ended December 31, 2004 and 2003	18

Notes to Financial Statements	19-30

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
January 21, 2005

Winland Electronics, Inc.

Balance Sheets
December 31, 2004 and 2003

Assets (Note 3)	2004	2003

Current Assets
Cash	$457,576	$1,412,058
Accounts receivable, less allowance for doubtful accounts of $20,000 (Note 9)	2,774,373	2,255,003
Income tax receivable	30,293	138,234
Inventories (Note 2)	3,378,147	1,861,135
Prepaid expenses and other assets	285,337	195,278
Deferred income taxes (Note 6)	197,700	179,500

Total current assets	7,123,426	6,041,208

Other Assets
Patents and trademarks, net of accumulated amortization of $34,154 in 2004; $34,065 in 2003	85	174

Property and Equipment, at cost (Note 4)
Land and land improvements	272,901	272,901
Building	3,002,880	2,983,586
Machinery and equipment	4,675,060	3,905,882
Data processing equipment	1,372,474	1,323,660
Office furniture and equipment	366,915	364,715

Total property and equipment	9,690,230	8,850,744

Less accumulated depreciation	5,447,274	5,258,004

Net property and equipment	4,242,956	3,592,740

Total assets	$11,366,467	$9,634,122

See Notes to Financial Statements.

Liabilities and Stockholders’ Equity	2004	2003

Current Liabilities
Current maturities of long-term debt	$396,017	$408,833
Revolving credit agreement (Note 3)	270,000	—
Accounts payable	960,423	1,192,391
Accrued expenses:
Compensation	618,411	612,590
Other	261,173	245,765

Total current liabilities	2,506,024	2,459,579

Long-Term Liabilities
Deferred income taxes (Note 6)	263,800	94,300
Deferred revenue (Note 5)	162,678	170,818
Long-term debt, less current maturities (Notes 3 and 4)	1,579,610	1,248,671

Total long-term liabilities	2,006,088	1,513,789

Total liabilities	4,512,112	3,973,368

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Notes 7, 8 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,423,901 shares in 2004 and 3,356,955 shares in 2003	34,239	33,570
Additional paid-in capital	3,989,425	3,886,717
Retained earnings	2,830,691	1,740,467

Total stockholders’ equity	6,854,355	5,660,754

Total liabilities and stockholders’ equity	$11,366,467	$9,634,122

Winland Electronics, Inc.

Statements of Income
Years Ended December 31, 2004 and 2003

	2004	2003

Net sales (Note 9)	$24,198,638	$19,514,538
Cost of sales	18,640,586	14,450,207

Gross profit	5,558,052	5,064,331

Operating expenses:
General and administrative	1,656,587	1,515,200
Research and development	741,020	718,650
Sales and marketing	1,234,672	992,361

	3,632,279	3,226,211

Operating income	1,925,773	1,838,120

Other income (expenses):
Interest expense	(145,346)	(136,944)
Other, net	18,797	19,087

	(126,549)	(117,857)

Income before income taxes	1,799,224	1,720,263

Income tax expense (Note 6)	709,000	672,000

Net income	$1,090,224	$1,048,263

Earnings per common share data:
Basic	$0.32	$0.32
Diluted	0.31	0.30

Weighted-average number of common shares outstanding:
Basic	3,371,925	3,302,476
Diluted	3,525,756	3,484,841

See Notes to Financial Statements.

Winland Electronics, Inc.

Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2004 and 2003

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance on December 31, 2002	2,978,160	$29,782	$2,264,710	$2,229,665	$4,524,157
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	11,946	119	18,006	—	18,125
Issuance of common stock in accordance with employee stock option plan (Note 7)	62,454	625	26,672	—	27,297
Warrants issued for services (Note 7)	—	—	43,178	—	43,178
Stock dividend (Note 1)	304,395	3,044	1,534,151	(1,537,195)	—
Cash dividend on fractional shares	—	—	—	(266)	(266)
Net income	—	—	—	1,048,263	1,048,263

Balance on December 31, 2003	3,356,955	33,570	3,886,717	1,740,467	5,660,754
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	3,584	36	11,061	—	11,097
Issuance of common stock in accordance with employee stock option plan (Note 7)	63,362	633	91,647	—	92,280
Net income	—	—	—	1,090,224	1,090,224

Balance on December 31, 2004	3,423,901	$34,239	$3,989,425	$2,830,691	$6,854,355

See Notes to Financial Statements.

Winland Electronics, Inc.

Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003

Cash Flows From Operating Activities
Net income	$1,090,224	$1,048,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	637,607	717,866
Loss on disposal of equipment	3,621	1,139
Investor relations expense, warrants issued	21,589	18,617
Deferred income taxes	151,300	100,800
Changes in operating assets and liabilities:
Accounts receivable	(519,370)	(163,459)
Income tax receivable	107,941	(138,234)
Inventories	(1,517,012)	(49,491)
Prepaid expenses and other assets	(111,648)	(25,682)
Accounts payable	(231,968)	260,192
Accrued expenses, including deferred revenue	13,089	174,579
Income tax payable	—	(159,028)

Net cash provided by (used in) operating activities	(354,627)	1,785,562

Cash Flows From Investing Activities
Purchases of property and equipment	(1,309,855)	(257,501)
Proceeds from the sale of property and equipment	18,500	—

Net cash used in investing activities	(1,291,355)	(257,501)

Cash Flows From Financing Activities
Net proceeds on revolving credit agreement	270,000	—
Proceeds from long-term borrowings	2,000,000	—
Net principal payments on long-term borrowings, including capital lease obligations	(1,681,877)	(854,125)
Proceeds from issuance of common stock	103,377	45,422

Net cash provided by (used in) financing activities	691,500	(808,703)

Net increase (decrease) in cash	(954,482)	719,358

Cash
Beginning of year	1,412,058	692,700

End of year	$457,576	$1,412,058

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$145,137	$136,285
Income taxes, net	449,759	911,721

Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividend to be paid included in accounts payable	$—	$266
Warrants issued in connection with investor relations services to be provided	—	43,178

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

Revenue recognition: Revenue from product sales is generally recognized when shipped, FOB shipping point. The Company has consigned inventory at a customer location which is recognized when the customer uses the product. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold.

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

Patents and trademarks: Patents and trademarks are stated at cost and are being amortized using the straight-line method over their economic useful lives. Amortization expense included in the statements of income for the years ended December 31, 2004 and 2003, was approximately $400 and $90, respectively. Approximate amortization for 2005 will be $50.

Depreciation: It is the Company’s policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets or capital lease term, as follows:

Years

Land improvements	17 – 20
Building	39 – 40
Machinery and equipment	5 – 7
Data processing equipment	3 – 7
Office furniture and equipment	3 – 7

Winland Electronics, Inc.

Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Long-lived assets: The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2004 and 2003.

Product warranties: The Company provides a limited warranty for a period of one year for its products. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends to assist in determining the appropriate loss reserve levels.

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period are approximately as follows:

	Years Ended December 31
	2004	2003

Balance, beginning	$131,000	$95,000
Accruals for products sold	96,000	141,000
Payments made	(84,000)	(90,000)
Changes in accruals for pre-existing warranties	(15,000)	(15,000)

Balance, ending	$128,000	$131,000

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

Winland Electronics, Inc.

Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Stock dividend: On December 18, 2003, the Company declared a stock dividend of 1 share of common stock for every 10 shares outstanding as of December 19, 2003. Fractional shares were not issued, resulting in a liability of $266, which was included in accounts payable at December 31, 2003. All share and per share amounts, including stock options and warrants, have been retroactively restated to reflect the stock dividend.

Earnings per common share: Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7). The dilutive effect of the additional shares for the years ended December 31, 2004 and 2003, was to increase the weighted-average shares outstanding by 153,831 and 182,365, respectively.

Employee stock plans: At December 31, 2004, the Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31
	2004	2003

Net income:
As reported	$1,090,224	$1,048,263
Deduct total stock-based employee compensation expense determined under fair value–based method for all awards, net of related tax effects	(57,295)	(104,276)

Pro forma	$1,032,929	$943,987

Basic earnings per share:
As reported	$0.32	$0.32
Pro forma	0.31	0.29
Diluted earnings per share:
As reported	0.31	0.30
Pro forma	0.29	0.27

The pro forma effect on earnings in 2004 and 2003 is not representative of the pro forma effect in future years because options and warrants vest over several years, and additional awards are generally made each year.

Winland Electronics, Inc.

Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

In December 2004, the Financial Accounting Standards Board (FASB) published FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R) or the Statement). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value – based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). However, the pro forma net income effect of using the fair value method for the past two fiscal years is presented in the table above. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option-pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

Research and development expense: The Company expenses research and development costs as incurred. Research and development expenses of $741,020 and $718,650 were charged to operations during the years ended December 31, 2004 and 2003, respectively.

Winland Electronics, Inc.

Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Recently issued accounting pronouncement: In November 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by FAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges and require the allocation of fixed production overheads to inventory to be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact that adoption of FAS No. 151 will have on its financial position and results of operations.

Reclassifications: Certain 2003 income statement amounts have been reclassified to be in conformity with the 2004 presentation. The reclassifications had no effect on net income.

Note 2. Inventories

The components of inventories at December 31, 2004 and 2003, are as follows:

	December 31
	2004	2003

Raw materials	$1,697,483	$1,091,213
Work in progress	257,050	146,307
Finished goods	1,573,614	786,615
Obsolescence reserve	(150,000)	(163,000)

Total	$3,378,147	$1,861,135

Note 3. Financing Arrangement and Long-Term Debt

Financing arrangement: The Company has a $2,500,000 revolving line-of-credit agreement which expires on June 28, 2005, if not renewed. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable, 50 percent of qualified inventories, and 25 percent of net book value of unencumbered equipment. Interest on advances is at the prime rate (5.25 percent at December 31, 2004) and is due monthly. Advances of $270,000 were outstanding at December 31, 2004 with remaining unsued availability of approximately $2,578,000. There were no advances outstanding on the revolving line of credit at December 31, 2003. These agreements contain certain reporting and operating covenants.

Winland Electronics, Inc.

Notes to Financial Statements

Note 3. Financing Arrangement and Long-Term Debt (Continued)

Long-term debt: The following is a summary of long-term debt:

	December 31
	2004	2003

6.44% note payable, due in monthly installments of $11,373, including interest, to October 1, 2014, when the remaining balance is payable, secured by property (*)	$982,422	$—
4.91% note payable, principal due in monthly installments of $20,833, with interest to April 1, 2008, when the remaining balance is payable, secured by property and equipment (*)	812,500	—
Capital lease obligations, due in various monthly installments, with interest ranging from 7.81% to 8.44%, to November 2006, secured by equipment (Note 4)	180,705	277,692
Notes paid in full in 2004	—	1,379,812

	1,975,627	1,657,504

Less current maturities	396,017	408,833

Total long-term debt	$1,579,610	$1,248,671

* These agreements contain certain reporting and operating covenants.

Approximate maturities of long-term debt for years subsequent to December 31, 2004, are as follows:

2005	$396,000
2006	411,000
2007	334,000
2008	167,000
2009	96,000
Thereafter	572,000

Total	$1,976,000

Note 4. Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2004 and 2003, are as follows:

	2004	2003

Cost	$1,417,078	$1,417,078
Accumulated depreciation	1,177,830	1,003,508

Net leased property under capital leases	$239,248	$413,570

Winland Electronics, Inc.

Notes to Financial Statements

Note 4. Commitments and Contingencies (Continued)

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2004, are approximately as follows:

2005	$110,000
2006	86,000

Total minimum lease payments	196,000

Less amount representing interest	15,000

Present value of net minimum lease payments (included in long-term debt) (Note 3)	$181,000

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

Note 6. Income Taxes

Components of the provision for (benefits of) income taxes are as follows:

	December 31
	2004	2003

Currently payable	$557,700	$571,200
Deferred	151,300	100,800

	$709,000	$672,000

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2004	2003

Statutory U.S. income tax rate	34%	35%
State taxes, net of federal tax effect	6%	6%
Tax benefit of tax credit carryforwards	—%	(6)%
Deductible expenses	(1)%	4%

Effective income tax rate	39%	39%

Winland Electronics, Inc.

Notes to Financial Statements

Note 6. Income Taxes (Continued)

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2004 and 2003:

	December 31
	2004	2003

Deferred tax assets:
Inventory	$92,200	$81,900
Allowance for doubtful accounts	7,400	7,400
Accrued expenses	141,400	125,100
Other	15,100	5,600

	256,100	220,000

Deferred tax liabilities:
Property and equipment	275,800	94,300
Prepaid expenses	46,400	40,500

	322,200	134,800

Net deferred tax assets (liabilities)	$(66,100)	$85,200

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2004 and 2003, as follows:

	December 31
	2004	2003

Current assets	$197,700	$179,500
Noncurrent liabilities	(263,800)	(94,300)

	$(66,100)	$85,200

Note 7. Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 39,697 shares of common stock. Warrants to purchase 1,654 shares of common stock vest each month beginning March 19, 2003, and continue during the two-year contractual period. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On December 31, 2004, warrants to purchase 39,697 shares of common stock were outstanding, of which 36,388 shares were exercisable. The exercise price of such outstanding warrants is $1.85 per share.

The warrants were valued at $43,178 using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the life of the contract.

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

As noted in Note 1, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003:

	December 31
	2004	2003

Expected life of options	5 years	5 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	68.2%	68.6%
Risk-free interest rate	3.8%	3.3%

Additional information relating to all outstanding options and warrants as of December 31, 2004 and 2003, is as follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options and warrants outstanding, beginning of year	382,674	$1.81	427,900	$1.60
Exercised	(73,119)	1.76	(105,823)	1.52
Expired	(3,300)	2.67	(42,900)	1.77
Granted	48,000	2.92	103,497	2.38

Options and warrants outstanding, end of year	354,255	$1.96	382,674	$1.81

Weighted-average fair value of options and warrants granted during the year, computed using the Black option pricing model		$1.06		$1.40

Winland Electronics, Inc.

Notes to Financial Statements

Note 7. Stock-Based Compensation Plans (Continued)

The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.48 to $0.86	49,720	2.5	$0.69	41,800	$0.72
$1.14 to $1.45	53,900	3.5	1.30	28,820	1.30
$1.82 to $2.33	143,835	2.0	2.01	126,378	2.01
$2.50 to $3.00	106,800	4.3	2.82	76,520	2.83

	354,255		$1.96	273,518	$1.97

At December 31, 2003, there were 309,915 options and warrants exercisable at a weighted-average exercise price of $1.93.

Note 8. Employee Benefit Plans

Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions up to 15 percent of their eligible compensation. The plan also provides for a company-sponsored match to be determined each year by the Board of Directors. The Company contributed approximately $88,900 and $73,800 to the plan for the years ended December 31, 2004 and 2003, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2004 and 2003.

Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 15 percent of eligible compensation. The plan provides for two annual six-month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires December 31, 2007. A total of 100,000 shares were originally available for purchase under the plan. There were 3,584 and 11,946 shares purchased under the plan for the years ended December 31, 2004 and 2003, respectively.

Winland Electronics, Inc.

Notes to Financial Statements

Note 9. Major Customers, International Sales and Enterprisewide Disclosures

Major customers: The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2004 and 2003, as follows:

	2004	2003

Sales percentage:
Customer A	58%	55%
Customer B	*	13%
Accounts receivable percentage at December 31:
Customer A	45%	46%
Customer B	*	6%

* Customer represented less than 10 percent of net sales.

International sales: Export sales to international customers for 2004 and 2003 were approximately $404,000 and $330,000, respectively. Accounts receivable from international customers were approximately $36,000 and $77,000 at December 31, 2004 and 2003, respectively.

Enterprisewide disclosures: The following table presents revenue from external customers for each of the Company’s groups of products and services:

	Years Ended December 31
	2004	2003

Proprietary products and services, primarily for the security/industrial and motor control markets	$2,990,000	$2,614,100
Electronic controls and assemblies for OEM customers	21,120,600	16,847,200
Freight	88,000	53,200

	$24,198,600	$19,514,500

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

Winland Electronics, Inc.

Notes to Financial Statements

Note 10. Shareholder Rights Plan (Continued)

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

During the course of their audit of our financial statements for 2004, our independent registered public accounting firm, McGladrey & Pullen, LLP, advised management and the Audit Committee of our Board of Directors that they had identified two deficiencies in internal control. The deficiencies are considered to be “significant” as defined under standards established by the American Institute of Certified Public Accountants. The significant deficiencies relate to the following: (i) the methodology used to determine our inventory obsolescence reserve and (ii) an error in the application of our revenue recognition policy that was not discovered during our normal closing procedures.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our senior management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

ITEM 8B.	OTHER INFORMATION

     On November 23, 2004, the Compensation Committee of the Board of Directors approved the 2005 annual base salary and bonus criteria for Lorin E. Krueger, Chief Executive Officer and President of the Company. Mr. Krueger’s 2005 base salary was set at $159,600, and, effective on January 3, 2005, he was awarded an immediately exercisable, five-year, incentive stock option to purchase 11,000 shares. The Compensation Committee set criteria for a discretionary bonus of up to 20% of the total incentive bonus plan for Mr. Krueger’s performance in 2005, which requires certain targets of performance with 20% allocated to Board contribution, 20% to feedback of direct reports and 60% to meeting growth and profit plan. The Compensation Committee also determined that, due to the significant escalation of time involvement, the monthly retainer paid to outside directors was increased from $700 to $1,000 per month effective as of January 1, 2005.

     On January 18, 2005, the Compensation Committee approved the 2005 base salaries for the other executive officers and determined the bonus to be paid pursuant to the incentive bonus plan to each executive officer, including the Chief Executive Officer, for 2004 performance. The 2005 base salary is $108,150 for each of Jennifer A. Thompson, Chief Financial Officer, and Dale A. Nordquist, Senior Vice President of Sales and Marketing, and $96,568 for Terry E. Treanor, Vice President of Manufacturing. The bonus is $85,200 for Mr. Krueger, $12,090 for Ms. Thompson, $4,090 for Mr. Nordquist and $12,166 for Mr. Treanor.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is either set forth under “Executive Officers of the Company at the end of Part I of this Form 10-KSB or is incorporated by reference to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act.”

ITEM 10.	EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 relating to security ownership of certain holders is incorporated by reference to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2004.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	314,557	$1.98	181,915 (1)
Equity compensation plans not approved by security holders(2)	39,697	$1.85	0
TOTALS	354,255	$1.96	181,915

     (1) Includes 34,115 shares available for issuance under the Company’s 1997 Employee Stock Purchase Plan.

     (2) The plan consists of a five-year warrant to purchase shares of the Company’s Common Stock which was issued on February 19, 2003 to Hayden Communications, Inc. as partial consideration for entering into a consulting agreement; the warrant vests over a 24-month period.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders under the caption “Certain Transactions.”

ITEM 13.	EXHIBITS

The following exhibits are included in this report: See “Exhibit Index to Form 10-KSB” following the signature page of this Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information requested in this item is incorporated by reference to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Dated: March 21, 2005	/s/ Lorin E. Krueger

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

Signature and Title	Date

/s/ Lorin E Krueger, Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2005

/s/ Jennifer A. Thompson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2005

/s/ S. Robert Dessalet, Chairman of the Board of Directors	March 21, 2005

/s/ Thomas J. de Petra, Director	March 21, 2005

/s/ Richard T. Speckmann, Director	March 21, 2005

/s/ James L. Reissner, Director	March 21, 2005

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended	Commission File No. 0-18393
December 31, 2004

WINLAND ELECTRONICS, INC.

Exhibit
Number	Item

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

10.1	Employment Agreement dated January 1, 1999 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.2	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended June 17, 2003 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2003)**

10.3	Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 1997)**

10.4	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**

10.5	Form of Nonqualified Stock Option Agreement under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.6	Employment Agreement dated January 1, 2003 between the Company and Dale Nordquist (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended March 31, 2004)**

10.7	Amendment to Employment Agreement dated June 1, 2001 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 2003)**

10.8	Second Amendment to Employment Agreement dated August 27, 2003 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003)**

Exhibit
Number	Item

10.9	Employment Agreement dated October 24, 2003 between the Company and Jennifer A. Thompson (Incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended December 31, 2003)**

10.10	Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (M&I), dated June 30, 2003 and Note dated June 30, 2003 in the principal amount of $2,500,000 in favor of M&I (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003)

10.11	Term Note in the principal amount of $1,000,000 dated September 30, 2004 in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.12	Term Loan Agreement dated September 30, 2004 between the Company and U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.13	Addendum to Term Loan Agreement and Note dated September 30, 2004 between the Company and U.S. Bank, N.A.(Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.14	Mortgage, Security Agreement and Assignment of Rents dated September 30, 2004 bet in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.15*	2004/2005 Incentive Bonus Plan**

10.16*	Compensation Arrangements for Executive Officers as of March 1, 2005**

10.17*	Compensation Arrangements for Directors as of March 1, 2005**

23.1*	Consent of McGladrey & Pullen, LLP

24.1*	Power of Attorney for Lorin E. Krueger, S. Robert Dessalet Thomas J. de Petra, Richard T. Speckmann, James L. Reissner (included on signature page of this Form 10-KSB)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management agreement or compensatory plan or arrangement.