Form 10QSB
period 2005-03-31
WINLAND ELECTRONICS INC
filed 2005-05-16
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005	Commission File Number: 0-15637

WINLAND ELECTRONICS, INC.

(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes ☑ No ☐

There were 3,513,330 shares of Common Stock, $.01 par value, outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☑

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31,		December 31,
	2005		2004
	(UNAUDITED)
ASSETS
Current Assets
Cash		$587,007		$457,576
Accounts receivable, net		3,254,509		2,774,373
Income tax receivable		—		30,293
Inventories Raw materials	1,928,077		1,697,483
Work in process	459,187		257,050
Finished goods	1,121,911		1,573,614
Allowance for obsolete inventory	(150,000)		(150,000)

Total inventories		3,359,175		3,378,147
Prepaid expenses		371,606		285,337
Deferred taxes		197,700		197,700

Total current assets		7,769,997		7,123,426

Other Assets		79		85

Property and Equipment, at cost:
Land and land improvements	272,901		272,901
Building	3,040,435		3,002,880
Machinery and equipment	4,813,952		4,675,060
Data processing equipment	1,391,014		1,372,474
Office furniture and equipment	383,188		366,915

Total property and equipment		9,901,490		9,690,230
Less accumulated depreciation		(5,579,879)		(5,447,274)

Net property and equipment		4,321,611		4,242,956

Total assets		$12,091,687		$11,366,467

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$399,771	$396,017
Revolving credit agreement	—	270,000
Accounts payable	1,512,843	960,423
Accrued expenses:
Compensation	629,289	618,411
Other	287,988	261,173

Total current liabilities	2,829,891	2,506,024

Long Term Liabilities
Deferred taxes	263,800	263,800
Deferred revenue	160,643	162,678
Long-term debt, less current maturities	1,469,429	1,579,610

Total long-term liabilities	1,893,872	2,006,088

Total liabilities	4,723,763	4,512,112

Stockholders’ Equity
Common stock	35,015	34,239
Additional paid-in capital	4,127,684	3,989,425
Retained earnings	3,205,225	2,830,691

Total stockholders’ equity	7,367,924	6,854,355

Total liabilities and stockholders’ equity	$12,091,687	$11,366,467

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended March 31, 2005 and 2004
(UNAUDITED)

	2005	2004
Net sales	$7,013,392	$5,179,988
Cost of sales	5,314,321	3,813,019

Gross profit	1,699,071	1,366,969

Operating expenses:
General and administrative	509,417	467,587
Sales and marketing	336,133	316,538
Research and development	224,318	210,399

	1,069,868	994,524

Operating income	629,203	372,445

Other income (expenses):
Interest expense	(29,809)	(30,030)
Other, net	14,141	8,110

	(15,668)	(21,920)

Income before income taxes	613,535	350,525

Income tax expense	(239,000)	(132,000)

Net income	$374,535	$218,525

Earnings per common share data:
Basic	$0.11	$0.07
Diluted	0.10	0.06

Weighted-average number of common shares outstanding:
Basic	3,452,709	3,357,148
Diluted	3,598,896	3,585,163

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(UNAUDITED)

	2005	2004
Cash Flows From Operating Activities
Net income	$374,535	$218,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,187	152,457
Loss on disposal of equipment	120	858
Investor relations expense, warrants issued	—	5,397
Changes in assets and liabilities:
Accounts receivable	(480,136)	(113,912)
Income tax receivable	30,293	125,734
Inventories	18,972	(728,889)
Prepaid expenses	(86,269)	(112,188)
Accounts payable	552,420	802,336
Accrued expenses, including deferred revenue and income taxes payable	35,657	(189,129)

Net cash provided by operating activities	584,779	161,189

Cash Flows From Investing Activities
Purchases of property and equipment	(217,955)	(924,886)

Net cash used in investing activities	(217,955)	(924,886)

Cash flows From Financing Activities
Payments on long-term borrowings, including capital lease obligations and revolving line-of-credit	(376,428)	(185,447)
Proceeds from issuance of common stock	139,035	4,580

Net cash used in financing activities	(237,392)	(180,867)

Net increase (decrease) in cash	129,432	(944,564)

Cash
Beginning	457,576	1,412,058

End	$587,008	$467,494

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$29,812	$29,992
Income taxes	41,000	20,500

Supplemental Schedule of Noncash Financing Activities Warrants Issued in Connection with Investors Relations
Services to be Provided	$37,477	$—

     See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information has been prepared by Winland Electronics Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Reclassifications: Certain income statement amounts for the three month period ended March 31, 2004 have been reclassified, with no effect on net income or earnings per common share amounts, to be consistent with the classifications adopted for the three month period ended March 31, 2005.

Note 2. Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended March 31, 2005 and 2004 was to increase weighted-average shares outstanding by 146,187 and 228,015, respectively.

Note 3. Financing Arrangement

The Company has a $2,500,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, which expires on June 28, 2005, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 75 percent of qualified accounts receivable and 50 percent of qualified inventory. Interest on advances accrues at the bank’s reference rate or prime rate (5.25 % at March 31, 2005) and is due monthly. There were no advances outstanding on the revolving line of credit agreement at March 31, 2005 and $270,000 outstanding at December 31, 2004. These agreements contain certain reporting and operating covenants.

On April 15, 2004, the Company signed an amendment to the original credit agreement that provides the Company with a $1.5 million term loan for the purpose of purchasing capital equipment. As of March 31, 2005, the Company had drawn $1,000,000 under this agreement, which amount is to be repaid in monthly installments of $20,833 plus interest at 4.91% through March of 2008. The Company expects to draw the remaining $500,000 by May 31, 2005. This agreement is subject to the same restrictive covenants as the revolving line of credit agreement.

On September 30, 2004, the Company entered into a ten-year mortgage agreement with US Bank to refinance the previous debt with the City of Mankato that was set to expire in early 2005. The interest rate is fixed at 6.44% with 119 installments of $11,373 plus the final payment to equal the unpaid principal balance.

Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: Customer A accounted for 59% and 62% of Net Sales for the three months ended March 31, 2005 and 2004, respectively. Customer A also accounted for 38% and 45% of Accounts Receivable balances for the same periods. No other customer accounted for more than 10% of net sales in either period.

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Proprietary microprocessors and mechanically controlled sensors and alarms	$742,660	$721,852
Electronic controls and assemblies for OEM customers	6,153,172	4,408,520
Engineering Design Services	100,629	29,187
Freight Out	16,931	20,429

	$7,013,392	$5,179,988

Note 5. Warrants and Stock-Based Compensation Plans

Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 39,697 shares of common stock. Warrants to purchase 1,654 shares of common stock vest each month beginning March 19, 2003 and continuing for the two-year contractual period. Hayden Communications, Inc. exercised all 39,697 warrants on February 24, 2005 at an exercise price of $1.85 per share.

On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock which vest to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The warrants’ term will extend three years from the date of full vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On March 31, 2005, warrants to purchase 20,000 shares of common stock were outstanding, of which no shares were exercisable. The exercise price of such outstanding warrants is $3.96 per share.

The warrants were valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the term of the agreement. In addition, the total value of the outstanding warrants, $37,477, is reflected in the stockholders’ equity section at March 31, 2005.

Stock-Based Compensation Plans: As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized in the Company’s net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant. No options to purchase shares were issued to employees or directors during the three months ended March 31, 2005. Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company’s pro forma net income and net income per common share would have been as follows:

	Three Months Ended
	March 31,
	2005	2004

Net Income:
As reported	$374,535	$218,525
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	—	(8,173)

Pro forma	$374,535	$210,352

Basic Earnings per share
As reported	$0.11	$0.07
Pro forma	$0.11	$0.06
Diluted Earnings per per share
As reported	$0.10	$0.06
Pro forma	$0.10	$0.06

Note 6. New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt this statement for its first fiscal quarter ending on March 31, 2006. The adoption of SFAS 123R will likely have an impact on our financial statements.

The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards and cancellation or forfeitures related to both existing awards and new awards.

In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Winland Electronics, Inc (“Winland” or the “Company”) is an electronic manufacturing services (“EMS”) company, providing product development and manufacturing expertise and innovation for more than 20 years. Winland also markets proprietary products for the security/industrial marketplace. Winland’s product development offering includes program management, analog circuit design, digital circuit design, printed circuit board design and embedded software design. Winland differentiates itself from the contract manufacturer competition with its integrated product development and manufacturing services to offer end-to-end product launch capability, including design for manufacturability, design for testability, transition to manufacturing and order fulfillment. Winland’s core competency is delivering time-to-market through superior program management, experience, integrated development processes, and cross-functional teams.

Executive Summary

The Company reported revenues of $7.0 million for the first quarter ended March 31, 2005, an increase of 35.3% compared to the $5.2 million reported for the first quarter of fiscal 2004. Net income increased 71.4% to $374,535, or $0.11 per basic and $0.10 per fully diluted share, from $218,525, or $0.07 per basic and $0.06 per fully diluted share in the first quarter of 2004.

In addition to reporting the highest quarterly revenues in the Company’s history, we also marked our thirteenth consecutive profitable quarter. We continue to work on strategic initiatives and execution related to our electronic manufacturing services (EMS) and our proprietary critical environmental sensors. While sales increased 35%, operating expenses increased less than 8%, demonstrating operating leverage in our business model. Our ongoing effort to enhance and sharpen our technical prowess and execution is bringing efficiencies and new capabilities to our organization. In 2004, we integrated a record number of new line items and made an entrance into the medical products market. Both efforts have produced encouraging results. We will drive forward into 2005 with the objectives of continued growth and improved efficiency.

The balance sheet remained strong, with stockholders’ equity increasing 7.5% to $7.4 million as of March 31, 2005, from $6.9 million on December 31, 2004. The Company completed the quarter with $587,007 in cash and a current ratio of 2.75 to 1.

RESULTS OF OPERATIONS
Three months ended March 31, 2005 vs.
Three months ended March 31, 2004

Net Sales: The Company recorded net sales of $7,013,392 for the three months ended March 31, 2005, an increase of $1,833,404, or 35.4%, from $5,179,988 for the same period in 2004. The gross sales for original equipment manufacture (OEM) customers increased 40.9%. Select Comfort sales grew by 29.7% and sales from new OEM customers since March 2004 contributed 11.5% of net sales. Sales of Winland proprietary products primarily for the security/industrial markets increased 2.9%.

The Company’s OEM customers have given the Company purchase orders having an aggregate value of $15.8 million for delivery during the remainder of 2005 and into 2006. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled in 2005, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions.

In April of 2005, the Company announced a purchase order extension from Select Comfort for approximately $4.5 million to be delivered in 2005. The Company’s existing contract with Select Comfort provides that Winland is the exclusive EMS supplier through August 2, 2006; however, Select Comfort has notified us that it is concerned about the concentration of its supply business with Winland. To address this concern, Select Comfort plans to engage an additional supplier. As a result, Winland expects that sales volume from Select Comfort, or at least the rate of increase in such sales volume, may decrease sometime during 2006. The Company cannot currently predict the amount or timing of such decrease or the effect on our revenues and operating results.

Cost of Sales: Cost of sales was $5,314,321 or 75.8% of net sales for the three months ended March 31, 2005, compared to $3,813,019 or 73.6% of net sales for the same period in 2004. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.

Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.

Gross Profits: Gross profit can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency. Gross profit dollars increased 24.3% to $1,699,071 or 24.2% of net sales for the three months ended March 31, 2005, compared to $1,366,969 or 26.4% of net sales for the same period in 2004. The increase in gross profit dollars for the quarter ended March 31, 2005 is largely attributed to the increase in net sales volume and improved plant efficiency for a mature product line. This increase was offset in part by increased salaries and related expenses of $158,359 and increased warranty expenses of $74,900, offset, in part, by a decrease in inventory obsolescence expense of $60,214.

Operating Expenses: Operating expenses were $1,069,868 or 15.3% of net sales for the quarter ended March 31, 2005, compared to $994,524 or 19.2% of net sales for the quarter ended March 31, 2004. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.

General and administrative expense was $509,417 or 7.3% of net sales for the three months ended March 31, 2005, compared to $467,587 or 9.0% of net sales for the same period in 2004. The increase in general and administrative expense for the three months ended March 31, 2005 is attributed to increased professional fees of $52,254, salaries and related expenses of $15,154, offset in part by declines in legal fees of $13,058, directors and officers insurance of $11,743 and investor relations of $10,048 when compared to the same period in 2004.

Sales and marketing expense (including project management) was $336,133 or 4.8% of net sales for the three months ended March 31, 2005, compared to $316,538 or 6.1% of net sales for the same period in 2004. The increase in sales and marketing expense for the three months ended March 31, 2005 are directly associated with increased commissions of $10,448, advertising of $7,970, E-commerce of $8,717 and trade show expenses of $8,972, offset in part by a reduction in salaries and their related expenses totaling $21,267.

Research and development expenses (including the development of new Company products as well as design services and support to the OEM customer base) was $224,318 or 3.2% of net sales for the three months ended March 31, 2005. This is compared to $210,399 or 4.1% of net sales for the same period in 2004. The increase in expense is due to new product development expenses of $57,885, offset in part by a reduction in warranty expense associated with engineering projects of $42,590.

Interest Expense: Interest expense was $29,809 or 0.4% of net sales for the three months ended March 31, 2005, compared to $30,030 or 0.6% of net sales for the same periods in 2004. During the first quarter of 2005, the Company paid off its revolving line-of-credit in the amount of $270,000 and paid down $106,428 of long-term debt. All of the cash used to reduce debt was generated from the Company’s operating activities.

Net Income: The Company reported net income of $374,535 or $0.11 per basic share and $0.10 per diluted share for the three months ended March 31, 2005, compared to net income of $218,525 or $0.07 per basic and $0.06 per diluted share for the same period in 2004. The increase in net income for the first quarter of 2005 is primarily attributed to an increase in sales and gross profits, offset in part by increased operating expenses.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a 39% blended federal and state income tax rate. Year-to-date pre-tax income was $613,535 for 2005 and $350,525 for 2004, resulting in income tax expense of $239,000 and $132,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $584,779 for the three months ended March 31, 2005, compared to $161,189 for the same period in 2004, an increase of $423,589. This change was primarily due to increased net income levels and increases in accounts payable balances, accrued expenses and a slight reduction in inventory levels, offset in part by increased accounts receivable balances, prepaid expenses and income tax receivable. Cash provided by operations was used primarily to pay down $106,428 of the Company’s long-term debt and to pay $270,000 of its revolving line-of-credit. The Company also saw a reduction in cash levels due to purchasing $217,955 of capital equipment.

The Company has funded its current operations with cash provided by operations.

The current ratio at March 31, 2005 was 2.75 to 1, compared to 2.84 to 1 at December 31, 2004. Working capital equaled $4,940,106 on March 31, 2005, compared to $4,617,402 on December 31, 2004. The increased working capital is primarily attributed to an increase in cash from operating activities, reduced current maturities of long term debt and payment of its revolving line-of-credit, offset in part by increased accounts payable balances and accrued expenses.

On June 30, 2004, the Company entered into a revolving credit agreement with the M&I Bank of Minneapolis, Minnesota. There were no advances outstanding on the revolving line-of-credit agreement at March 31, 2005. The Company had $270,000 outstanding on December 31, 2004. The agreement with M&I Bank is also subject to certain restrictive requirements.

We believe that our cash balance, funds available under a line of credit agreement, the $1.5 million term loan and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations at March 31, 2005 is as follows:

	Payments due by period
		Remainder				2009
		Of				and
Contractual Obligations	Total	2005	2006	2007	2008	Thereafter

Total contractual cash obligations	$2,262,900	$360,800	$495,400	$397,400	$220,700	$788,600

There are no off balance sheet contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. In most cases, the Company recognizes revenue from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment and title transfers.

With one particular customer, the Company recognizes revenue from the sale of customized products when the product is delivered to a customer warehouse location within the Company, title is transferred and risk of loss and ownership passes to the buyer. These sales are subject to written purchase orders including a fixed schedule for delivery, the date for delivery is reasonable and consistent with the buyer’s business purpose. The product cannot be used to fulfill other customers’ orders, as this is a unique product for this customer only. We are the sole supplier source of this product for this customer. Because of the unique nature of this product, the customer must have stock on hand and ready to ship to their customers and, therefore, has requested that the transaction be on a bill and hold basis. Since the customer does not have its own warehouse, they rent warehouse space from the Company by paying a monthly rental charge based on the number of pallets containing their inventory. The customer’s credit and payment terms are the same as all other OEM customers.

Another portion of the Company’s business involves the Company shipping product to a primary customer’s location where it is held in a separate warehouse. Revenue is recognized when that customer notifies the Company that the inventory has been removed from the warehouse and title to the product is transferred.

Revenue recognition occurs for engineering design services as the progress billings are made and at the conclusion of the project.

Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold. For all sales, the Company uses either a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement. The Company does not generally accept returns but does provide a limited warranty as outlined below under Allowance for Rework and Warranty Costs.

Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and applying probability of obsolescence percentages to the aged inventory brackets based on historical experience and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was valued at $150,000 and $200,000 for the periods ended March 31, 2005 and 2004, respectively.

In addition to the above methodology, we are currently developing procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on quarterly reviews for our major customers and annual reviews for lower volume customers of inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers. Inventory not specific to a customer is evaluated at least annually. We expect to have these procedures in place by the end of the second quarter of 2005.

Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. Write offs for the three months ended March 31, 2005 and 2004 were $0 and $2,242, respectively. The Allowance for Doubtful Accounts was valued at $20,000 for each period ended March 31, 2005 and 2004.

Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers, which requires us to repair or replace product, at no cost to the customer, which is defective due to Company workmanship issues. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. As of March 31, 2005 and 2004, the Allowance for Rework and Warranty Costs was valued at $137,580 and $124,000, respectively. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.

Deferred Taxes. At March 31, 2005, the financial statements reflect deferred tax assets of $197,700 and deferred tax liabilities of $263,800. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carryforwards are to be available to reduce taxable income.

Depreciation and Asset Impairment. The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three months ended March 31, 2005.

CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to the Company’s purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

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

(b) Changes in Internal Control.

The Company appropriately addressed and corrected the two significant deficiencies identified by the independent registered public accounting firm, McGladrey & Pullen, LLP, and disclosed in Item 8A of the 10-KSB for the year ended December 31, 2004. The first deficiency related to the methodology used to determine our inventory obsolescence reserve. The Company previously determined the reserve for slow moving and obsolete inventory by analyzing the existing inventory and applying probability of obsolescence percentages to the aged inventory brackets and included specific identification of obsolete inventory.

To address the identified deficiency, in addition to the methodology described in the preceding sentence, we are currently developing procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on quarterly reviews for our major customers and annual reviews for lower volume customers of inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers. Inventory not specific to a customer is evaluated at least annually. We expect to have these procedures in place by the end of the second quarter of 2005.

All parts specifically identified as obsolete, excess with no foreseeable opportunity of usability and slow moving parts which become unusable due to solderability or date code issues are periodically discarded as part of inventory write downs.

The second deficiency related to the reporting of shipping revenue and the related expense. Previously, the Company netted the shipping revenue charged to the customer against the expense for such shipping. The net revenue or expense was previously reported as part of net sales. Beginning with the 10-KSB for the year ended December 31, 2004, and including this 10-QSB, the Company reported the shipping revenue in net sales and the related shipping expense as cost of sales. The comparative information for the year ended December 31, 2003 and three months ended March 31, 2004 was also restated to reflect this change. This did not affect the gross profit dollars or net income and was not material in amount or nature as to cause a material misstatement.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)
Dated: May 16, 2005	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive
Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended March 31, 2005	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002