Form 10QSB
period 2005-06-30
WINLAND ELECTRONICS INC
filed 2005-08-15
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005	Commission File Number: 0-15637
WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)
(507) 625-7231
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
There were 3,520,848 shares of Common Stock, $.01 par value, outstanding as of August 10, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,		December 31,
	2005		2004
	(UNAUDITED)
ASSETS

Current Assets
Cash		$1,646,138		$457,576
Accounts receivable, net		3,010,517		2,774,373
Income tax receivable		—		30,293
Inventories
Raw materials	2,292,844		1,697,483
Work in process	457,260		257,050
Finished goods	1,391,869		1,573,614
Allowance for obsolete inventory	(152,400)		(150,000)

Total inventories		3,989,573		3,378,147
Prepaid expenses		555,335		285,337
Deferred taxes		197,700		197,700

Total current assets		9,399,263		7,123,426

Other Assets		74		85

Property and Equipment, at cost:
Land and land improvements	272,901		272,901
Building	3,040,435		3,002,880
Machinery and equipment	4,831,004		4,675,060
Data processing equipment	1,428,023		1,372,474
Office furniture and equipment	407,309		366,915

Total property and equipment		9,979,672		9,690,230
Less accumulated depreciation		(5,716,111)		(5,447,274)

Net property and equipment		4,263,561		4,242,956

Total assets		$13,662,898		$11,366,467

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Revolving credit agreement	—	270,000
Current maturities of long-term debt	$545,783	$396,017
Accounts payable	1,591,266	960,423
Accrued expenses:
Compensation	850,212	618,411
Other	602,600	261,173

Total current liabilities	3,589,861	2,236,024

Long Term Liabilities
Long-term debt, less current maturities	1,697,028	1,579,610
Deferred taxes	263,800	263,800
Deferred revenue	158,608	162,678

Total long-term liabilities	2,119,436	2,006,088

Total liabilities	5,709,297	4,512,112

Stockholders’ Equity
Common stock	35,156	34,239
Additional paid-in capital	4,146,401	3,989,425
Retained earnings	3,772,044	2,830,691

Total stockholders’ equity	7,953,601	6,854,355

Total liabilities and stockholders’ equity	$13,662,898	$11,366,467

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended June 30, 2005 and 2004
(UNAUDITED)

	2005	2004
Net sales	$7,129,363	$5,829,285
Cost of sales	5,250,478	4,840,177

Gross profit	1,878,885	989,108

Operating expenses:
General and administrative	448,566	357,831
Sales and marketing	340,567	313,961
Research and development	174,852	160,033

	963,985	831,825

Operating income	914,900	157,283

Other income (expenses):
Interest expense	(30,164)	(34,152)
Other, net	44,703	13,735

	14,539	(20,417)

Income before income taxes	929,439	136,866

Income tax expense	(362,900)	(58,000)

Net income	$566,539	$78,866

Earnings per common share data:
Basic	$0.16	$0.02
Diluted	0.16	0.02

Weighted-average number of common shares outstanding:
Basic	3,508,073	3,358,788
Diluted	3,631,577	3,538,104
See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Six Months Ended June 30, 2005 and 2004
(UNAUDITED)

	2005	2004
Net sales	$14,142,755	$11,011,455
Cost of sales	10,564,622	8,610,077

Gross profit	3,578,133	2,401,378

Operating expenses:
General and administrative	957,984	825,418
Sales and marketing	676,700	630,499
Research and development	399,068	415,733

	2,033,752	1,871,650

Operating income	1,544,381	529,728

Other income (expenses):
Interest expense	(59,973)	(64,182)
Other, net	58,845	21,844

	(1,128)	(42,338)

Income before income taxes	1,543,253	487,390

Income tax expense	(601,900)	(190,000)

Net income	$941,353	$297,390

Earnings per common share data:
Basic	$0.27	$0.09
Diluted	0.26	0.08

Weighted-average number of common shares outstanding:
Basic	3,480,544	3,358,169
Diluted	3,622,411	3,563,973
See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(UNAUDITED)

	2005	2004
Cash Flows From Operating Activities
Net income	$941,353	$297,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,521	322,432
(Gain) loss on disposal of equipment	120	(6,142)
Investor relations expense, warrants issued	18,588	10,794
Deferred taxes	—	(14,000)
Changes in assets and liabilities:
Accounts receivable	(236,144)	(724,298)
Income tax receivable	30,293	117,627
Inventories	(611,426)	(1,857,951)
Prepaid expenses	(251,108)	(77,810)
Accounts payable	630,843	970,668
Accrued expenses, including deferred revenue and income taxes payable	569,158	(210,185)

Net cash provided by operating activities	1,370,198	(1,171,475)

Cash Flows From Investing Activities
Purchases of property and equipment	(299,235)	(1,189,249)
Proceeds from the sale of equipment	—	7,000

Net cash used in investing activities	(299,235)	(1,182,249)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	(270,000)	470,000
Proceeds from note payable to bank	500,000	1,000,000
Payments on long-term borrowings, including capital lease obligations	(232,816)	(336,689)
Proceeds from issuance of common stock	120,415	14,246

Net cash used in financing activities	117,599	1,147,557

Net increase (decrease) in cash	1,188,562	(1,206,167)

Cash
Beginning	457,576	1,412,058

End	$1,646,138	$205,891

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$59,973	$64,106
Income taxes	110,661	173,750

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations
Services to be Provided	$37,477	$—

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying unaudited financial information has been prepared by Winland Electronics Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Reclassifications: Certain income statement amounts for the three month and six month periods ended June 30, 2004 have been reclassified, with no effect on net income or earnings per common share amounts, to be consistent with the classifications adopted for the three month and six month periods ended June 30, 2005.
Note 2. Earnings Per Common Share
Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended June 30, 2005 and 2004 was to increase weighted-average shares outstanding by 123,504 and 179,316, respectively. The dilutive effect of the additional shares for the six months ended June 30, 2005 and 2004 was to increase weighted-average shares outstanding by 141,867 and 205,804, respectively.
Note 3. Financing Arrangement
The Company has a $2,500,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, which was renewed in June 2005 until June 30, 2006, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the bank’s reference rate or prime rate (6.25 % at June 30, 2005) and is due monthly. There were no advances outstanding on the revolving line of credit agreement at June 30, 2005 and $270,000 outstanding at December 31, 2004. This agreement contains certain reporting and operating covenants.
On April 15, 2004, the Company signed an amendment to the original credit agreement that provides the Company with a $1.5 million term loan for the purpose of purchasing capital equipment. In April 2004, the Company drew $1,000,000 under this agreement, which amount is to be repaid in monthly installments of $20,833 plus interest at 4.91% through March of 2008. In May 2005, the Company drew the remaining $500,000, which amount is to be repaid in monthly installment of $10,416 plus interest at 6.50% through May 31, 2009. This agreement is subject to the same restrictive covenants as the revolving line of credit agreement.
On September 30, 2004, the Company entered into a ten-year mortgage agreement with US Bank to refinance the previous debt with the City of Mankato that was set to expire in early 2005. The interest rate is fixed at 6.44% with 119 installments of $11,373 plus the final payment to equal the unpaid principal balance.
Note 4. Major Customers and Enterprisewide Disclosures
Major Customers: Customer A accounted for 54% and 58% of net sales for the three months ended June 30, 2005 and 2004, respectively and 56% and 60% of net sales for the six months ended June 30, 2005 and 2004, respectively. Customer B accounted for 11% of net sales for the three months ended June 30, 2004. Customer A also accounted for 36% and 47% of Accounts Receivable balances for the same periods. Customer B also accounted for 15% of Accounts Receivable balances for period ended June 30, 2004. No other customer accounted for more than 10% of net sales in either period in 2005.
Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
Proprietary microprocessors and mechanically controlled sensors and alarms	$699,815	$561,506
Electronic controls and assemblies for OEM customers	6,312,742	5,213,291
Engineering Design Services	101,583	26,147
Freight Out	15,223	28,341

	$7,129,363	$5,829,285

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Proprietary microprocessors and mechanically controlled sensors and alarms	$1,442,475	$1,229,138
Electronic controls and assemblies for OEM customers	12,465,913	9,678,212
Engineering Design Services	202,213	55,335
Freight Out	32,154	48,770

	$14,142,755	$11,011,455

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

On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vest to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The term of each 10,000 share increment will extend three years from the date of vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On June 30, 2005, warrants to purchase 20,000 shares of common stock were outstanding, of which no shares were exercisable. The exercise price of such outstanding warrants is $3.96 per share.
The warrants were valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the term of the agreement. In addition, the total value of the outstanding warrants, $37,477, is reflected in the stockholders’ equity section at June 30, 2005.
Stock-Based Compensation Plans: As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized in the Company’s net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant. The Company issued 22,000 options to purchase shares to directors during the three months and six months ended June 30, 2005. Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company’s pro forma net income and net income per common share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income:
As reported	$566,539	$78,866	$941,353	$297,390
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(47,238)	(25,189)	(52,521)	(36,838)

Pro forma	$519,301	$53,677	$888,832	$260,552

Basic Earnings per share
As reported	$0.16	$0.02	$0.27	$0.09
Pro forma	$0.15	$0.02	$0.26	$0.08
Diluted Earnings per share
As reported	$0.16	$0.02	$0.26	$0.08
Pro forma	$0.14	$0.02	$0.25	$0.07
Note 6. New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt this statement for its first fiscal quarter ending on March 31, 2006. The adoption of SFAS 123R will likely have an impact on our financial statements.
The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards and cancellation or forfeitures related to both existing awards and new awards.
In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations.
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
Executive Summary
The Company reported revenues of $7.1 million for the second quarter ended June 30, 2005, an increase of 22% compared to the $5.8 million reported for the second quarter of fiscal 2004. Net income increased 618% to $566,539, or $0.16 per basic and $0.16 per fully diluted share, from $78,866, or $0.02 per basic and fully diluted share in the second quarter of 2004.

Net income for the quarter ended June 30, 2005 was the highest quarterly net income in the history of the Company. In addition, for the second quarter in a row, the Company again reported the highest quarterly revenue in the Company’s history. We continue to work on strategic initiatives and execution related to our electronic manufacturing services (EMS) and our proprietary critical environmental sensors. While sales increased 22%, operating expenses increased less than 16%, demonstrating operating leverage in our business model. Our ongoing effort to enhance and sharpen our technical prowess and execution is bringing efficiencies and new capabilities to our organization. In 2004, we integrated a record number of new line items and made an entrance into the medical products market. Both efforts have produced encouraging results. We will drive forward into 2005 with the objectives of continued growth and improved efficiency.
The balance sheet remained strong, with stockholders’ equity increasing 15.9% to $7.95 million as of June 30, 2005, from $6.85 million on December 31, 2004. The Company completed the quarter with $1,646,138 in cash and a current ratio of 2.62 to 1.
RESULTS OF OPERATIONS
Three months and six months ended June 30, 2005 vs.
Three months and six months ended June 30, 2004
Net Sales: The Company recorded net sales of $7,129,363 for the three months ended June 30, 2005, an increase of $1,300,078, or 22.3%, from $5,829,285 for the same period in 2004. The gross sales for original equipment manufacture (OEM) customers increased 21.1%. Revenue from engineering design services grew by 288% and sales of Winland proprietary products, primarily for the security/industrial markets, increased 24.6%.
The Company recorded net sales of $14,142,755 for the six months ended June 30, 2005, an increase of $3,131,300, or 28.4%, from $11,011,455 for the same period in 2004. The gross sales for original equipment manufacture (OEM) customers increased 28.8%. Revenue from engineering design services grew by 265% from $55,335 in 2004 to $202,213 for the same period in 2005. Sales of Winland proprietary products, primarily for the security/industrial markets, increased 17.3%.
The Company’s OEM customers have given the Company purchase orders having an aggregate value of $15 million for delivery during the remainder of 2005 and into 2006. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled in 2005, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions.
In April of 2005, the Company announced a purchase order extension from Select Comfort for approximately $4.5 million to be delivered in 2005. The Company’s existing contract with Select Comfort provides that Winland is the exclusive EMS domestic supplier through August 2, 2006; however, Select Comfort, has advised us that it is concerned about the concentration of its supply business with Winland and it plans on adding one or more additional vendors for electronic controls next year, including possibly foreign vendors. As a result, we expect that sales volume from Select Comfort, or at least the rate of increase of such sales volume, may decrease sometime in 2006. We cannot currently predict the amount or timing of such decrease or the effect on Winland’s revenues or operating results.
Cost of Sales: Cost of sales was $5,250,478 or 73.6% of net sales for the three months ended June 30, 2005, compared to $4,840,177 or 83% of net sales for the same period in 2004. Cost of sales for six months ended June 30, 2005 were $10,564,622 or 74.7% of net sales compared to $8,534,061 or 78.0% of net sales for the same period in 2004. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.
Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.
Gross Profits: Gross profit can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency. Gross profit dollars increased 90% to $1,878,885 or 26.4% of net sales for the three months ended June 30, 2005, compared to $989,108 or 17.0% of net sales for the same period in 2004. Gross profit dollars for the six months ended June 30, 2005 increased 49% to $3,578,133 or 25.3% of net sales compared to $2,401,378 or 21.8% for the same period in 2004. During the three and six months ended June 30, 2004, the company introduced 23 and 44 new products, respectively. Introduction of these products meant additional production costs, component prep charges, manual component placements and manual testing; all of which reduced gross profits for the three and six months ended June 30, 2004. Having built these items over the remainder of 2004 and for the first six months of 2005, the Company has been able to realize manufacturing efficiencies and lower production costs. These lower production costs and the increase in net sales volume attributed to the increase in gross profit dollars for the three and six months ended June 30, 2005. For the three months ended June 30, 2005, the increase in gross profit was reduced in part by increased salaries and related expenses of $248,041 and increased obsolescence expenses of $95,843, offset, in part, by a decrease in warranty expense of $26,623, decreased repair and maintenance expenses of $23,962, depreciation expense of $23,936 and interplant store (IPS) fees of $7,666. The increase in gross profit dollars for the six months ended June 30, 2005 was reduced in part by increased salaries and related expenses of $390,228, an increase in warranty expense of $48,278 and increased obsolescence expenses of $35,629, offset, in part, by a decrease in depreciation expense of $25,323, IPS fees of $16,416 and repair & maintenance expenses of $15,008,
Operating Expenses: Operating expenses were $963,985 and $2,033,752 or 13.5% and 14.4% of net sales for the three and six months ended June 30, 2005, respectively compared to $831,825 and $1,871,650 or 14.3% and 17.0% for the three and six months ended June 30, 2004. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.
General and administrative expense was $448,566 or 6.3% of net sales and $957,984 or 6.8% of net sales for the three and six months ended June 30, 2005, respectively, compared to $357,831 or 6.1% of net sales and $825,418 or 7.5% of net sales for the same periods in 2004. The increase in general and administrative expense for the three months ended June 30, 2005 is attributed to increased salaries and related expenses of $67,768, professional fees of $11,453, office supplies expense of $7,571 and investor relations expense of $7,304, offset in part by declines in directors and officers insurance of $8,745. The increase in general and administrative expense for the six months ended June 30, 2005 is attributed to increased salaries and related expenses of $85,576, professional fees of $63,706 and board of directors expense of $9,254, offset in part by declines in directors and officers insurance expense of $20,488 and legal fees of $15,058.

Sales and marketing expense (including project management) was $340,567 or 4.8% of net sales and $676,700 or 4.8% of net sales for the three and six months ended June 30, 2005, compared to $313,961 or 5.4% of net sales and $630,499 or 5.7% of net sales for the same periods in 2004. The increase in sales and marketing expense for the three months ended June 30, 2005 is attributed to increased salaries and related expenses of $14,968, legal fees of $9,425, professional fees of $5,000 and training expenses of $5,292, offset in part by declines in promotional and trade show expenses of $5,479. The increase in sales and marketing expense for the six months ended June 30, 2005 is attributed to increased promotional and trade show expenses of $11,177, legal fees $10,785, professional fees of $7,500, salaries and related expenses of $5,105 and employee training expenses of $4,216, offset in part by declines in marketing samples expense of $1,687.
Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $174,852 or 2.5% of net sales and $399,068 or 2.8% of net sales for the three and six months ended June 30, 2005, compared to $160,033 or 2.7% of net sales and $415,733 or 3.8% of net sales for the same periods in 2004. The increase in expense for the three months end June 30, 2005 is attributed to new product development expenses of $24,189, offset in part by decreases in employment advertising expense of $6,828 and office supplies expense of $4,912. The decrease in expense for the six months ended June 30, 2005 is due to a reduction in warranty expense associated with engineering projects of $82,122, decrease in office supplies of $6,774, employment advertising expense of $6,338 and pre-employment expenses of $3,795, offset in part by increases in new product development expense of $82,074 and trade show expense of $4,795.
Interest Expense: Interest expense was $30,164 or 0.4% of net sales and $59,973 or 0.4% of net sales for the three and six months ended June 30, 2005, compared to $34,152 or 0.6% of net sales and $64,182 or 0.6% of net sales for the same periods in 2004. During the first six months of 2005, the Company paid off its revolving line-of-credit in the amount of $270,000 and paid down $232,816 of long-term debt.
Net Income: The Company reported net income of $566,539 or $0.16 per basic share and $0.16 per diluted share and $941,353 or $0.27 per basic share and $0.26 per diluted share for the three and six months ended June 30, 2005, compared to net income of $78,866 or $0.02 per basic and $0.02 per diluted share and $297,390 or $0.09 per basis share and $0.08 per dilutive share for the same periods in 2004. The increase in net income for the first quarter of 2005 is primarily attributed to an increase in sales and gross profits, offset in part by increased operating expenses.
The Company believes inflation has not significantly affected its results of operations.
The Company uses a 39% blended federal and state income tax rate. Year-to-date pre-tax income was $1,543,253 for 2005 and $487,390 for 2004, resulting in income tax expense of $601,900 and $190,000, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $1,370,198 for the six months ended June 30, 2005, compared used by operating activities of $1,171,475 for the same period in 2004, an increase of $2,541,673. This change was primarily due to increased net income levels and increases in accounts payable balances, and accrued expenses, offset in part by increased accounts receivable balances, prepaid expenses and inventory levels. Cash provided by operations was used primarily to purchase $299,235 of capital equipment.
The Company has funded its current operations with cash provided by operations.

The current ratio at June 30, 2005 was 2.62 to 1, compared to 2.84 to 1 at December 31, 2004. Working capital equaled $5,809,402 on June 30, 2005, compared to $4,617,402 on December 31, 2004. The increased working capital is primarily attributed to an increase in cash from operating activities, offset in part by purchases of capital equipment of $299,235.
On June 30, 2004, the Company entered into a revolving credit agreement with the M&I Bank of Minneapolis, Minnesota. There were no advances outstanding on the revolving line-of-credit agreement at June 30, 2005. The Company had $270,000 outstanding on December 31, 2004. The agreement with M&I Bank is also subject to certain restrictive requirements.
We believe that our cash balance, funds available under a line of credit agreement, the $1.5 million term loan and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.
A summary of our contractual cash obligations at June 30, 2005 is as follows:

	Payments due by period
						2009
Contractual		Remainder				and
Obligations	Total	of 2005	2006	2007	2008	Thereafter
Total contractual cash obligations	$2,670,053	$292,192	$644,147	$538,132	$353,452	$842,130
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
With one particular customer, the Company recognizes revenue from the sale of customized products when the product is delivered to a customer warehouse location within the Company, title is transferred and risk of loss and ownership passes to the buyer. These sales are subject to written purchase orders including a fixed schedule for delivery; the date for delivery is reasonable and consistent with the buyer’s business purpose. The product cannot be used to fulfill other customers’ orders, as this is a unique product for this customer only. We are the sole supplier source of this product for this customer. Because of the unique nature of this product, the customer must have stock on hand and ready to ship to their customers and, therefore, has requested that the transaction be on a bill and hold basis. Since the customer does not have its own warehouse, they rent warehouse space from the Company by paying a monthly rental charge based on the number of pallets containing their inventory. The customer’s credit and payment terms are the same as all other OEM customers.

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
Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and applying probability of obsolescence percentages to the aged inventory brackets based on historical experience and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was valued at $152,400 and $200,000 for the periods ended June 30, 2005 and 2004, respectively.
In addition to the above methodology, we have developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on quarterly reviews for our major customers and annual reviews for lower volume customers of inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers. Inventory not specific to a customer is evaluated at least annually.
Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. Write offs for the three months ended June 30, 2005 and 2004 were $0 and $179, respectively. Write offs for the six months ended June 30, 2005 and 2004 were $0 and $2,486 respectively. The Allowance for Doubtful Accounts was valued at $20,000 and $10,000 for the periods ended June 30, 2005 and 2004, respectively.
Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers that requires us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. As of June 30, 2005 and 2004, the Allowance for Rework and Warranty Costs was valued at $119,725 and $116,000, respectively. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.

Deferred Taxes. At June 30, 2005, the financial statements reflect deferred tax assets of $197,700 and deferred tax liabilities of $263,800. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.
Depreciation and Asset Impairment. The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three months or six months ended June 30, 2005.
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
To address the identified deficiency, in addition to the above methodology, we have developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on quarterly reviews for our major customers and annual reviews for lower volume customers of inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers. Inventory not specific to a customer is evaluated at least annually. All parts specifically identified as obsolete, excess with no foreseeable opportunity of usability and slow moving parts which become unusable due to solderability or date code issues are periodically discarded as part of inventory write downs.
The second deficiency related to the reporting of shipping revenue and the related expense. Previously, the Company netted the shipping revenue charged to the customer against the expense for such shipping. The net revenue or expense was previously reported as part of net sales. Beginning with the 10-KSB for the year ended December 31, 2004, and including this 10-QSB, the Company reported the shipping revenue in net sales and the related shipping expense as cost of sales. The comparative information for the three and six months ended June 30, 2004 was restated to reflect this change. This did not affect the gross profit dollars or net income and was not material in amount or nature as to cause a material misstatement.

PART II — OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting on May 10, 2005.
Proxies for the annual meeting were solicited pursuant Regulation 14A under the Securities and Exchange Act of 1394. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all nominees were elected.
The shareholders set the number of directors at five (5) by a vote of 3,210,484 shares in favor, with 8,391 shares voted against and 26,851 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

	Number of	Number of
Nominee	Votes For	Votes Withheld
Thomas J. de Petra	3,153,686	92,040
S. Robert Dessalet	3,234,046	11,680
Lorin E. Krueger	3,231,102	14,624
James L. Reissner	3,230,512	15,214
Richard T. Speckman	3,234,512	11,214
The shareholders approved the Company’s 2005 Equity Incentive Plan by a vote of 1,094,760 shares in favor, with 589,892 shares voted against, 43,617 shares abstaining and 1,517,457 shares present for determining the quorum but which lacked authority to vote on this matter (broker non-votes).

ITEM 5.	OTHER INFORMATION
The Company entered into a Credit and Security Agreement with M&I Marshall & Ilsley Bank (“M&I”) on June 20, 2003 (the “Credit Agreement”), which Credit Agreement was amended from time to time between April 15, 2004 and April 4, 2005 to extend the term and make other modifications. On June 23, 2005, the Company and M&I entered into Amendment No. 6 to Credit Agreement, whereby the Credit Agreement was amended to, among other things, change the maturity date from June 28, 2005 to June 30, 2006. Amendments No. 1 through 6 are filed as exhibits to this Form 10-QSB and incorporated by reference herein as appropriate.

ITEM 6.	EXHIBITS
See Exhibit Index following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: August 11, 2005	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended June 30, 2005	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description
10.1	Amendment No. 1 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 15, 2004 and Term Note dated April 15, 2004

10.2	Amendment No. 2 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 25, 2004

10.3	Amendment No. 3 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated August 3, 2004

10.4	Amendment No. 4 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated February 23, 2005

10.5	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005

10.6	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002