Form 10QSB
period 2005-09-30
WINLAND ELECTRONICS INC
filed 2005-11-10
CIK 749935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005	Commission File Number: 0-15637
WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 3,521,848 shares of Common Stock, $.01 par value, outstanding as of November 9, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30		December 31,
	2005		2004
	(UNAUDITED)
ASSETS

Current Assets
Cash		$1,016,058		$457,576
Accounts receivable, net		3,541,692		2,774,373
Income tax receivable		—		30,293
Inventories
Raw materials	3,430,524		1,697,483
Work in process	205,520		257,050
Finished goods	1,496,575		1,573,614
Allowance for obsolete inventory	(154,800)		(150,000)

Total inventories		4,977,819		3,378,147
Prepaid expenses		505,132		285,337
Deferred taxes		197,700		197,700

Total current assets		10,238,401		7,123,426

Other Assets		1,434		85

Property and Equipment, at cost:
Land and land improvements	272,901		272,901
Building	3,040,435		3,002,880
Machinery and equipment	4,849,575		4,675,060
Data processing equipment	1,162,177		1,372,474
Office furniture and equipment	407,309		366,915

Total property and equipment		9,732,397		9,690,230
Less accumulated depreciation		(5,482,373)		(5,447,274)

Net property and equipment		4,250,024		4,242,956

Total assets		$14,489,859		$11,366,467

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	September 30	December 31,
	2005	2004
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Revolving credit agreement	$—	$270,000
Current maturities of long-term debt	542,168	396,017
Accounts payable	2,536,314	960,423
Accrued expenses:
Compensation	909,246	618,411
Other	133,784	261,173

Total current liabilities	4,121,512	2,506,024

Long Term Liabilities
Long-term debt, less current maturities	1,554,611	1,579,610
Deferred taxes	263,800	263,800
Deferred revenue	156,573	162,678

Total long-term liabilities	1,974,984	2,006,088

Total liabilities	6,096,496	4,512,112

Stockholders’ Equity
Common stock	35,166	34,239
Additional paid-in capital	4,149,321	3,989,425
Retained earnings	4,208,876	2,830,691

Total stockholders’ equity	8,393,363	6,854,355

Total liabilities and stockholders’ equity	$14,489,859	$11,366,467

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net sales	$7,399,885	$6,613,692	$21,542,640	$17,625,148
Cost of sales	5,700,612	5,079,296	16,265,235	13,689,375

Gross profit	1,699,273	1,534,396	5,277,405	3,935,773

Operating expenses:
General and administrative	432,673	397,607	1,390,657	1,223,025
Sales and marketing	321,205	315,789	997,904	946,287
Research and development	211,994	151,753	611,062	567,486

	965,872	865,149	2,999,623	2,736,798

Operating income	733,401	669,247	2,277,782	1,198,975

Other income (expenses):
Interest expense	(32,564)	(46,413)	(92,537)	(110,595)
Other, net	15,195	(4,880)	74,040	16,964

	(17,369)	(51,293)	(18,497)	(93,631)

Income before income taxes	716,032	617,954	2,259,285	1,105,344

Income tax expense	(279,200)	(241,000)	(881,100)	(431,000)

Net income	$436,832	$376,954	$1,378,185	$674,344

Earnings per common share data:
Basic	$0.12	$0.11	$0.39	$0.20
Diluted	0.12	0.11	0.38	0.19

Weighted-average number of common shares outstanding:
Basic	3,519,476	3,366,542	3,493,663	3,360,980
Diluted	3,690,430	3,485,670	3,649,174	3,535,633
See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(UNAUDITED)

	2005	2004
Cash Flows From Operating Activities
Net income	$1,378,185	$674,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	419,529	487,464
Loss on disposal of equipment	1,202	3,196
Investor relations expense, warrants issued	27,957	16,193
Deferred taxes	—	(14,000)
Changes in assets and liabilities:
Accounts receivable	(767,319)	(951,414)
Income tax receivable	30,293	122,749
Inventories	(1,599,671)	(1,621,750)
Prepaid expenses	(210,275)	(104,518)
Accounts payable	1,575,891	(268,980)
Accrued expenses, including deferred revenue and income taxes payable	157,340	123,903

Net cash provided by (used in) operating activities	1,013,132	(1,532,813)

Cash Flows From Investing Activities
Purchases of property and equipment	(429,148)	(1,268,523)
Proceeds from the sale of equipment	—	18,500

Net cash used in investing activities	(429,148)	(1,250,023)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	(270,000)	1,379,000
Proceeds from note payable to bank	500,000	2,000,000
Payments on long-term borrowings, including capital lease obligations	(378,848)	(1,514,451)
Proceeds from issuance of common stock	123,346	31,345

Net cash used in (provided by) financing activities	(25,502)	1,895,894

Net increase (decrease) in cash	558,482	(886,942)

Cash
Beginning	457,576	1,412,058

End	$1,016,058	$525,116

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$84,104	$110,480
Income taxes	857,425	169,314

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations Services to be Provided	$37,477	$—

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying unaudited financial information has been prepared by Winland Electronics Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Reclassifications: Certain income statement amounts for the three month and nine month periods ended September 30, 2004 have been reclassified, with no effect on net income or earnings per common share amounts, to be consistent with the classifications adopted for the three month and nine month periods ended September 30, 2005.
Note 2. Earnings Per Common Share
Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended September 30, 2005 and 2004 was to increase weighted-average shares outstanding by 170,954 and 119,128, respectively. The dilutive effect of the additional shares for the nine months ended September 30, 2005 and 2004 was to increase weighted-average shares outstanding by 155,511 and 174,653, respectively.
Note 3. Financing Arrangement
The Company has a $2,500,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, expiring June 30, 2006, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the bank’s reference rate or prime rate (6.75 % at September 30, 2005) and is due monthly. There were no advances outstanding on the revolving line of credit agreement at September 30, 2005 and $270,000 outstanding at December 31, 2004. This agreement contains certain reporting and operating covenants.

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
Note 4. Major Customers and Enterprisewide Disclosures
Major Customers: Customer A accounted for 54% and 57% of net sales for the three months ended September 30, 2005 and 2004, respectively and 55% and 59% of net sales for the nine months ended September 30, 2005 and 2004, respectively. Customer B accounted for 10% of net sales for the three months ended September 30, 2004. Customer A also accounted for 39% and 51% of Accounts Receivable balances as of the end of the same periods. Customer B accounted for 8% of Accounts Receivable balance at September 30, 2004. No other customer accounted for more than 10% of net sales of either period in 2005.
Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
Proprietary microprocessors and mechanically controlled sensors and alarms	$714,801	$913,653
Electronic controls and assemblies for OEM customers	6,611,794	5,626,961
Engineering Design Services	58,041	51,616
Freight Out	15,250	21,462

	$7,399,885	$6,613,692

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Proprietary microprocessors and mechanically controlled sensors and alarms	$2,157,576	$2,142,791
Electronic controls and assemblies for OEM customers	19,077,407	15,305,173
Engineering Design Services	260,253	106,951
Freight Out	47,404	70,232

	$21,542,640	$17,625,148

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
The warrants were valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the term of the agreement. In addition, the total value of the outstanding warrants, $37,477, is reflected in the stockholders’ equity section at September 30, 2005.
Stock-Based Compensation Plans: As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized in the Company’s net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant. The Company issued 22,000 options to purchase shares to directors during the nine months ended September 30, 2005. Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company’s pro forma net income and net income per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income:
As reported	$436,832	$376,954	$1,378,185	$674,344
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards net of related tax effects	(12,762)	(13,715)	(65,283)	(50,675)

Pro forma	$424,070	$363,239	$1,312,902	$623,669

Basic Earnings per share
As reported	$0.12	$0.11	$0.39	$0.20
Pro forma	$0.12	$0.11	$0.38	$0.19
Diluted Earnings per per share
As reported	$0.12	$0.11	$0.38	$0.19
Pro forma	$0.11	$0.10	$0.36	$0.18

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
The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on the option pricing model used, stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards and cancellation or forfeitures related to both existing awards and new awards.
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
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations.

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
Executive Summary

Revenues for the third quarter were a record $7.4 million, an increase of 11.9% compared to the $6.6 million reported for the third quarter of fiscal 2004. The increase in sales for the quarter was driven by sales to original equipment manufacture (OEM) customers including new product line items integrated from original equipment manufacture (OEM) customers during the past twenty-one months. Gross profit for the quarter was $1.7 million, or 23.0% of sales, an increase of 10.7% compared to the $1.5 million, or 23.2% of sales, reported for the third quarter one year ago. Total operating expenses increased 11.6% for the third quarter to $965,872 compared to the $865,149 for the third quarter of last year. Operating income increased 9.6% to $733,401 for the third quarter compared to the $669,247 reported for the third quarter of last year. Net income increased more than 15.9% to $436,832, or $0.12 per basic and fully diluted share, from $376,954, or $0.11 per basic and fully diluted share in the third quarter of 2004. The Company utilized 3.7 million fully diluted shares in the calculation compared to 3.5 million for the same period last year.
The balance sheet remained strong, with stockholders’ equity increasing 22.5% to $8.39 million as of September 30, 2005, from $6.85 million on December 31, 2004. The Company completed the quarter with $1,016,058 in cash and a current ratio of 2.48 to 1.
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2005 vs.
Three and nine months ended September 30, 2004
Net Sales: The Company recorded net sales of $7,399,885 for the three months ended September 30, 2005, an increase of $786,193, or 11.9%, from $6,613,692 for the same period in 2004. The gross sales for original equipment manufacture (OEM) customers increased 17.5%. Revenue from engineering design services grew by 12.4% and sales of Winland proprietary products, primarily for the security/industrial markets, decreased 21.8%.
The Company recorded net sales of $21,542,640 for the nine months ended September 30, 2005, an increase of $3,917,492, or 22.2%, from $17,625,148 for the same period in 2004. The gross sales for original equipment manufacture (OEM) customers increased 24.6%. Revenue from engineering design services grew by 143% from $106,951 in 2004 to $260,253 for the same period in 2005. Sales of Winland proprietary products, primarily for the security/industrial markets, remained consistent for the reported periods. During the three and nine months ended September 30, 2005, the Company introduced to production 24 and 56 new OEM products, respectively. This is compared to the 22 and 44 new OEM products introduced during the same periods in 2004.

The Company’s OEM customers have given the Company purchase orders having an aggregate value of $17.5 million for delivery during the remainder of 2005 and into 2006. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled in 2005, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions.
During the third quarter, the Company received orders from Select Comfort totaling $5.5 million dollars to be delivered within the next 6 months. The Company’s master supply contract with Select Comfort, which provides Winland exclusivity for Select’s EMS domestic supply, expires in August 2006. In September 2005, the Company also received notice from Select Comfort that this contract and its existing terms would not be renewed. The notice also stated “we [Select Comfort] strongly value the partnership we have had with Winland Electronics over the years, and we have confidence that the relationship will continue at a re-defined level.” As a result, we expect that sales volume from Select Comfort will decrease sometime in 2006. We cannot currently predict the amount or timing of such decrease or the effect on Winland’s revenues or operating results.
Cost of Sales: Cost of sales was $5,700,612 or 77.0% of net sales for the three months ended September 30, 2005, compared to $5,079,296 or 76.8% of net sales for the same period in 2004. Cost of sales for nine months ended September 30, 2005 was $16,265,235 or 75.5% of net sales compared to $13,689,375 or 77.7% of net sales for the same period in 2004. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.
Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.
Gross Profits: Gross profit can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency. Gross profit dollars increased 10.7% to $1,699,273 or 23.0% of net sales for the three months ended September 30, 2005, compared to $1,534,396 or 23.2% of net sales for the same periods in 2004. Gross profit dollars for the nine months ended September 30, 2005 increased 34% to $5,277,405 or 24.5% of net sales compared to $3,935,773 or 22.3% for the same period in 2004. The Company was successful introducing new line items and was able to maintain plant efficiencies and control costs. Maintenance of product costs and the increase in sales volume contributed to the gross profit dollars reported for the three and nine months ended September 30, 2005. For the three months ended September 30, 2005, the increase in gross profit was reduced in part by increased salaries and related expenses of $74,053, increased warranty expense of $23,635 and increased obsolescence expenses of $15,323, offset, in part, by a decrease in depreciation expense of $24,554 and decreased repair and maintenance expenses of $5,741. The increase in gross profit dollars for the nine months ended September 30, 2005 was reduced in part by increased salaries and related expenses of $453,966, increased warranty expense of $71,912 and increased obsolescence expenses of $50,951, offset, in part, by a decrease in depreciation expense of $49,742, decreased interplant store (IPS) fees of $19,414 and decreased repair and maintenance expenses of $7,990.
Operating Expenses: Operating expenses were $965,872 and $2,999,623 or 13.0% and 13.9% of net sales for the three and nine months ended September 30, 2005, respectively compared to $865,149 and $2,736,798 or 13.1% and 15.5% for the same periods ended September 30, 2004. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.
General and administrative expense was $432,673 or 5.8% of net sales and $1,390,657 or 6.5% of net sales for the three and nine months ended September 30, 2005, respectively, compared to $397,607 or 6.0% of net sales and $1,223,025 or 6.9% of net sales for the same periods in 2004. The increase in general and administrative expense for the three months ended September 30, 2005 is attributed to increased office supplies expense of $12,784, increased investor relations expense of $10,090 and board of directors expense of $9,877, offset in part by declines in salaries and related expenses of $14,067, professional fees of $6,000 and directors and officers insurance of $2,750. The increase in general and administrative expense for the nine months ended September 30, 2005 is attributed to increased salaries and related expenses of $70,512, professional fees of $57,667, office supplies expense of $22,217 and board of directors expense of $19,131, offset in part by declines in directors and officers insurance expense of $23,238.
Sales and marketing expense (including project management) was $321,205 or 4.3% of net sales and $997,904 or 4.6% of net sales for the three and nine months ended September 30, 2005, compared to $315,789 or 4.8% of net sales and $946,287 or 5.4% of net sales for the same periods in 2004. The increase in sales and marketing expense for the three months ended September 30, 2005 is attributed to increased promotional and trade show expenses of $14,341 and professional fees of $2,500, offset in part by declines in salaries and related expenses of $13,453. The increase in sales and marketing expense for the nine months ended September 30, 2005 is attributed to increased promotional and trade show expenses of $19,754, legal fees $11,431 and professional fees of $10,000, offset in part by declines in salaries and related expenses of $8,350.
Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $211,994 or 2.9% of net sales and $611,062 or 2.8% of net sales for the three and nine months ended September 30, 2005, compared to $151,753 or 2.3% of net sales and $567,486 or 3.2% of net sales for the same periods in 2004. The increase in expense for the three months end September 30, 2005 is attributed to new product development expenses of $60,781, offset in part by decreased consulting expenses of $5,657 and decreases in depreciation of $1,974. The increase in expense for the nine months ended September 30, 2005 is due to an increase in new product development expense of $142,855, consulting expenses of $17,909 and travel related expenses of $8,712, offset in part by decrease in warranty expense associated with engineering projects of $82,122, decrease in office supplies of $6,325 and depreciation expense of $4,708.
Interest Expense: Interest expense was $32,564 or 0.4% of net sales and $92,537 or 0.4% of net sales for the three and nine months ended September 30, 2005, compared to $46,413 or 0.7% of net sales and $110,595 or 0.6% of net sales for the same periods in 2004. During the first nine months of 2005, the Company paid off its revolving line-of-credit in the amount of $270,000 and paid down $378,848 of long-term debt.
Net Income: The Company reported net income of $436,832 or $0.12 per basic share and diluted share and $1,378,185 or $0.39 per basic share and $0.38 per diluted share for the three and nine months ended September 30, 2005, compared to net income of $376,954 or $0.11 per basic and diluted share and $674,344 or $0.20 per basic share and $0.19 per dilutive share for the same periods in 2004.

The Company believes inflation has not significantly affected its results of operations.
The Company uses a 39% blended federal and state income tax rate. Year-to-date pre-tax income was $2,259,285 for 2005 and $1,105,344 for 2004, resulting in income tax expense of $881,100 and $431,000, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $1,013,132 for the nine months ended September 30, 2005, compared to cash used by operating activities of $1,532,813 for the same period in 2004, an increase of $2,545,945. This change was primarily due to increased net income levels and increases in accounts payable and accrued expenses, offset in part by increased inventory, accounts receivable and prepaid expense balances. Cash provided by operations was used primarily to fund current operations and to purchase $429,148 of capital equipment.
The Company has funded its current operations with cash provided by operations.
The current ratio at September 30, 2005 was 2.48 to 1, compared to 3.19 to 1 at December 31, 2004. Working capital equaled $6,116,889 on September 30, 2005, compared to $4,887,402 on December 31, 2004. The increased working capital is primarily attributed to an increase in cash from operating activities, offset in part by purchases of capital equipment of $429,148.
On June 30, 2004, the Company entered into a revolving credit agreement with the M&I Bank of Minneapolis, Minnesota. There were no advances outstanding on the revolving line-of-credit agreement at September 30, 2005. The Company had $270,000 outstanding on December 31, 2004
We believe that our cash balance, funds available under a line of credit agreement, the $1.5 million term loan and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.
A summary of our contractual cash obligations at September 30, 2005 is as follows
Contractual Cash Obligations at 9/30/05

	Monthly	Buy Out
	Pmt	Amount	Last Pmt	2,005	2,006	2,007	2,008	2009+	Total
Building Mortgage	11,373.34	4,439.47	10/01/14	22,747	136,480	136,480	136,480	788,578	1,220,765

Equipment Capital Lease	7,783.21	7,783.21	11/30/06	23,350	85,615	—	—	—	108,965
Equipment Capital Lease	1,929.76	6,750.00	07/01/05	—	—	—	—	—	—

Equipment Loan	20,833.33	20,833.33	04/01/08	70,257	273,328	260,883	84,203	—	688,671
Equipment Loan	10,416.67	10,416.67	05/01/09	38,610	149,366	141,128	132,918	52,939	514,961
	Plus Interest	Plus Interest
				154,963	644,790	538,491	353,601	841,517	2,533,361
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
Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and applying probability of obsolescence percentages to the aged inventory brackets based on historical experience and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was valued at $154,800 and $200,000 for the periods ended September 30, 2005 and 2004, respectively.
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

Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. Write offs for the three months ended September 30, 2005 and 2004 were $0 and $0, respectively. Write offs for the nine months ended September 30, 2005 and 2004 were $0 and $2,486 respectively. The Allowance for Doubtful Accounts was valued at $20,000 and $10,000 for the periods ended September 30, 2005 and 2004, respectively.
Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers that requires us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. As of September 30, 2005 and 2004, the Allowance for Rework and Warranty Costs was valued at $121,925 and $116,000, respectively. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.
Deferred Taxes. At September 30, 2005, the financial statements reflect deferred tax assets of $197,700 and deferred tax liabilities of $263,800. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.
Depreciation and Asset Impairment. The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three months or nine months ended September 30, 2005.
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
The second deficiency related to the reporting of shipping revenue and the related expense. Previously, the Company netted the shipping revenue charged to the customer against the expense for such shipping. The net revenue or expense was previously reported as part of net sales. Beginning with the 10-KSB for the year ended December 31, 2004, and including this 10-QSB, the Company reported the shipping revenue in net sales and the related shipping expense as cost of sales. The comparative information for the three and nine months ended September 30, 2004 was restated to reflect this change. This did not affect the gross profit dollars or net income and was not material in amount or nature as to cause a material misstatement.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets out shares of the Company’s Common Stock repurchased by the Company since February 2005.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans	Purchased Under the
Period	Purchased(1)	Unit)	or Programs	Plans or Programs
Feb. 1 — Feb. 28, 2005	8,662	$4.70	N/A	N/A
March 1 — March 31, 2005	4,972	$5.079	N/A	N/A
May 1 — May 31, 2005	6,448	$4.25	N/A	N/A
August 1 — August 31, 2005	3,153	$6.18	N/A	N/A
Total	23,235

(1)	All of the shares were repurchased by the Company in connection with stock-for-stock option exercises by three employees, one of which is an officer, and one director.
ITEM 6. EXHIBITS
See Exhibit Index following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: November 9, 2005	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief
Executive Officer (Principal Executive
Officer)

/s/ Jennifer A. Thompson
Jennifer A. Thompson, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended September 30, 2005	Commission File No. 0-18393

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002