Form 10KSB
period 2005-12-31
WINLAND ELECTRONICS INC
filed 2006-03-24
CIK 749935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
Commission File No.: 1-15637
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

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer’s revenues for fiscal year ended December 31, 2005: $29,105,626.
 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The aggregate market value of the Common Stock held by non-affiliates as of March 20, 2006 was approximately $16,599,192 based on the closing sale price of the Issuer’s Common Stock on such date.
There were 3,536,346 shares of Common Stock, $.01 par value, outstanding as of March 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company’s Proxy Statement for its 2006 Annual Meeting are incorporated by reference into Items 9, 10, 11, 12 and 14 of Part III.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
Winland Electronics, Inc. (the “Company”) was incorporated as a Minnesota corporation in October 1972. The Company designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization. Revenues from OEM customers provided 89.2% of the Company’s total revenue in 2005. The Company provides electronic controls and assemblies to several OEM customers who market their products to a wide variety of industries. The Company continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security products. In addition, the Company has developed a proprietary line of customizable motor controls.
PRODUCTS
The Company designs, produces and distributes products in two product categories defined as “Electronic Manufacturing Services (“EMS”) for OEM Customers” and “Proprietary Products and Services,” primarily for the Security/Industrial and motor control markets.
Electronic Manufacturing Services for OEM Customers:
The Company designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers. The Company is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement the Company’s contract manufacturing capabilities. The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support. These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty. The Company views EMS customers as strategic partners and works to provide these “partners” with high level customer care and technical services. Although the Company has purchase orders in place from many of its OEM customers that are scheduled to be fulfilled in 2006, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 89.2% and 88.4% of the Company’s total net sales during 2005 and 2004, respectively.
Proprietary Products:
The Company’s proprietary products include an established family of environmental security products that can monitor critical environments and a line of DC motor controllers that can be customized to meet customer requirements. The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company’s “ALERT” series of products may be connected to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. Proprietary product sales accounted for 10.8% and 11.6% of the Company’s total net sales for 2005 and 2004, respectively.

Marketing and Distribution:
The Company markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts along with a referral network to promote its services and uncover new opportunities. Management believes that a direct sales force augmented by a referral network strategy will effectively provide Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. One of the Company’s key marketing objectives is to form long-term business partnerships with OEM customers by working directly with the customer to develop a degree of technological interdependence between the Company and the customer. With this in mind, the Company has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by providing its customers added value with a customer intimate strategy that is centered in exceptional service, application specific technical expertise, and exceptional quality.
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
Patents, Trademarks and Licenses:
The Company holds federal trademark registrations for marks used in the Company’s business as follows: WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY, SATSOURCE and ENVIROALERT.
Seasonality and Working Capital:
Due to the diversity of the Company’s customer mix, the Company’s business and working capital needs are not seasonal. Changes in the types of products produced for significant OEM customers could materially affect the seasonality of the Company’s business in future years.

Significant Customers:
The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of the Company’s contract manufacturing relationships, there is a significant degree of dependence between these customers and the Company. Net sales to Select Comfort Corporation (Select) equaled $15.8 million, or 54.4% of total net sales in 2005 and $14.2 million, or 58.8% of total net sales in 2004. Select is a Minnesota based air-sleep system manufacturer in the bedding industry. No other one customer equaled or exceeded 10% of net sales for 2005 or 2004.
Sales of the Company’s proprietary products accounted for 10.8% of total sales for 2005 and 11.6% for 2004. In 2005, nearly 40.3% of all proprietary products sales were to the world’s largest distributor.
Competition:
The Company’s business includes the design and manufacturing of custom electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. The competition for the contract design and manufacturing services offered by the Company is very competitive, both domestically and internationally. To enhance its ability to compete effectively, the Company has continued to invest in the development of its work force and technically advanced design production and test equipment. The Company distinguishes itself from many competitors by offering full service solutions to its contract design and manufacture customers. Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, and company reputation. The Company believes that it performs favorably with respect to these competitive factors in the markets it serves. The Company’s foreign competitors are often more aggressive in pricing their services and many of the Company’s competitors have greater capacity, and are better-known and better-financed than the Company.
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
Research and Development:
Throughout 2005, the Company has worked to provide full-service solutions to its OEM customers by offering varied design technologies such as wireless communications and embedded software design for control systems. The Company’s engineering department is staffed with experienced electrical and software engineers that provide a wide range of customer services, including: conceptual design; custom enclosures and 3D modeling; board level, subsystem, and high-level assembly; PCB layout; analog and digital design, embedded systems and software; sensors, power and motor controls, and low power radio frequency design. The Company believes that with its internal engineering department and approved outside engineering consultants it will be able to meet the current needs of its customer base. The Company spent $798,138 or 2.7% of net sales for research and development expenses for the year ended December 31, 2005, compared to $741,020 or 3.1% of net sales for 2004.

Effect on Environmental Regulations:
There are two European Union (“EU”) directives which could affect our business and results. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS becomes effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, including lead, which is the most relevant restricted substance to us. Although most of the EU member countries have not yet turned the mandates into legislation, it appears that we will be required to manufacture RoHS compliant products for customers intending to sell into the EU after the effective date. In addition, industry analysts indicate that similar legislation in the U.S. and Asia will eventually follow.
The second EU directive is the Waste Electrical and Electronic Equipment directive, effective in August 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU.
Since both of these directives affect the worldwide electronics supply-chain, we expect to make collaborative efforts with our suppliers and customers to develop compliant processes and products. The cost of such efforts, the degree to which we will be expected to absorb such costs, the impact that the directive may have on product shipments and our liability for non-compliant product is not yet known, but could have a material effect on our operations and results.
Foreign Operations and Export Sales:
The Company derived less than 2% of its revenues from sales outside the United States for both 2005 and 2004.
Personnel:
At December 31, 2005, the Company had 113 employees (109 full-time and 4 part-time). During 2005 and 2004, the Company also used temporary labor services during peak production times. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.
ITEM 2. DESCRIPTION OF PROPERTY
The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. Management believes the current facility adequately supports the Company’s present and near future operations. Management believes its property is adequately covered by insurance. The Company’s office and manufacturing facility is subject to mortgages with an aggregate debt of $906,820 as of December 31, 2005.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE COMPANY
The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position
Lorin E. Krueger	50	President, Chief Executive Officer, Secretary and Director

Jennifer A. Thompson, CPA	47	Chief Financial Officer

Terry E. Treanor	43	Vice President of Manufacturing

Dale A. Nordquist	51	Senior Vice President of Sales and Marketing

Gregory W. Burneske	44	Vice President of Engineering
     Lorin E. Krueger has served as our Chief Executive Officer since June 2001 and as our President since January 1999. In addition, Mr. Krueger has served as Secretary since 1983. Mr. Krueger, who has been an employee of the Company since 1976, served in several other positions, including Chief Operating Officer from January 1999 until June 2001, Senior Vice President of Operations from March 1987 until January 1999, and Vice President from January 1977 to March 1987.
     Jennifer A. Thompson, CPA, has served as our Chief Financial Officer since June 2001. She joined the Company as Vice President of Financial Operations in August 2000. Ms. Thompson was a principal in Biebl, Ranweiler, Christiansen, Meyer, Thompson & Co. Chtd., a public accounting firm in New Ulm, Minnesota, from October 1996 to August 2000. Ms. Thompson practiced as a certified public accountant in the Mankato area for twenty years.
     Terry E. Treanor has served as our Vice President of Manufacturing since June 1996. He joined the Company in 1994 serving in various capacities, including Quality Assurance Manager and Operations Manager. Mr. Treanor was employed by Onan Corp., a power generation company, from January 1985 until July 1994, serving most recently as Supplier Quality Engineer.
     Dale A. Nordquist has served as our Senior Vice President of Sales and Marketing since December 2002. Mr. Nordquist was our Vice President of Sales – EMS Western Region from October 2001 to December 2002. From May 1999 to October 2001, he served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc., which was acquired by MagStar Technologies, Inc. in February 2001. From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultra-miniature electronic devices and high technology products incorporating these devices.
     Gregory W. Burneske has served as our Vice President of Engineering since January 2006. In May 2004, Mr. Burneske joined Winland as our Director of Engineering Services. From 1989 to May 2004, Mr. Burneske was employed by Plexus Technology Group, Inc. in various positions, including design engineer, a project manager and as the manager of analog and RF systems development.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is listed on the American Stock Exchange (“AMEX”) under the symbol WEX. The following table sets forth the high and the low bid quotations, as reported by AMEX.

Fiscal Year Ended
December 31, 2005	Low	High
First Quarter	3.95	5.19
Second Quarter	3.11	5.09
Third Quarter	3.20	7.44
Fourth Quarter	3.15	5.43

Fiscal Year Ended
December 31, 2004	Low	High
First Quarter	3.80	5.34
Second Quarter	2.50	4.45
Third Quarter	2.00	3.69
Fourth Quarter	2.30	4.24
On March 20, 2006, the fair market value of the Company’s Common Stock was $5.15 based on the closing sale price quoted by AMEX on that date. As of December 31, 2005, the Company had approximately 414 shareholders of record.
The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company, restrictive debt covenants and such other factors as are deemed relevant by the Board of Directors. There were no dividends paid on Common Stock during 2005.
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS — 2005 vs. 2004
Net Sales: The Company recorded net sales of $29,105,626 for the year ended December 31, 2005, an increase of $4,906,988 or 20.3% from $24,198,638 for 2004. Six new OEM customers provided 8.1% of this increase along with increased net sales to several long term customers. The increase in net sales to OEM customers was offset, in part, by a 3.6% reduction in net sales to Parker Hannifin. The Company was successful introducing 60 new line items for new and existing customers. Sales of Winland’s proprietary products, primarily the security/industrial sector increased 9.5% to $3,086,555 for 2005 compared to $2,818,776 for 2004. As a percentage of total sales proprietary product sales were 10.8% and 11.6% for the twelve months ended December 31, 2005 and 2004, respectively. Due to the customized nature of the Company’s DC Motor Control line of products, the Company has combined these sales with its OEM net sales for both 2005 and 2004 as presented above. This combination reflects net sales differently than originally stated in 2004 and in prior periods when sales of DC Motor Controls were included in proprietary products. In 2004, net sales of $2,954,242 were reported for Winland’s proprietary products, primarily the security/industrial sector and DC motor and utility controls as compared to $2,818,776 of net sales reported above for net sales without DC motor controls.
The Company’s Original Equipment Manufacture (OEM) customers have given the Company purchase orders and forecasts having an aggregate value of $11.8 million to be completed during 2006 and subsequent periods. The Company expects to receive additional orders from current OEM customers for 2006 and future production. Although the Company has purchase orders in place from many of its OEM customers, which are scheduled to be fulfilled in 2006, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers.
On March 20, 2006, the Company entered into a new agreement with Select Comfort, its largest customer, that replaced a prior agreement with Select Comfort that granted to the Company exclusive rights within the U.S. to supply certain products to Select Comfort. Under the terms of the new agreement, the Company has revised the pricing of the products it manufactures for Select Comfort and the new pricing represents a lower overall margin contribution to the Company. Under the new agreement, the Company will continue as the exclusive domestic supplier to Select Comfort through at least June 30, 2006. Thereafter, the Company expects to receive approximately 50 percent of Select Comfort’s total electronics assembly demand. The new agreement calls for periodic performance reviews for quality, delivery and price. The Company expects that sales to Select Comfort will decrease after the second quarter of 2006 as Select Comfort adds an additional supplier in order to reduce its dependence on the Company. The Company cannot currently predict the exact dollar amount of such decreases.
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
Cost of Sales: Cost of sales was $21,873,179 or 75.2% of net sales for year ended December 31, 2005, compared to $18,640,586 or 77.0% of net sales for the same period in 2004. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.
Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and certain freight costs.
Gross Profits: Gross profits can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency. Gross profit was $7,232,447 or 24.8% of net sales for the year ended December 31, 2005 compared to $5,558,052 or 23.0% of net sales for the same period in 2004. Gross profit dollars increased 30.1% for 2005 compared to 2004. The increase in gross profit as a percentage of sales is attributable to a more profitable sales mix for the year as well as a decrease in total direct labor expense due to more automated production processes. For the year ended December 31, 2005, the increase in gross profit was reduced by increases in indirect personnel expenses of $485,962, obsolescence expense of $145,682, employee training of $39,366, supplies expense $20,505, and warranty expense of $20,168; offset, in part, by decreases in depreciation expense of $44,066, repair and maintenance expenses of $40,226, leased equipment expense of $31,630, and interplant store (IPS) fees of $22,412.
Operating Expenses: Operating expenses were $4,079,049 or 14.0% of net sales for the year ended December 31, 2005 compared to $3,632,279 or 15.0% for the same period ended December 31, 2004. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.
General and administrative expense was $1,901,478 or 6.5% of net sales for the year ended December 31, 2005 compared to $1,656,587 or 6.8% of net sales for the same period in 2004. The increase in general and administrative expense for the year ended December 31, 2005 is attributed to increased personnel expenses of $159,088, office supplies expense of $32,886, professional fees of $30,470, board of directors expense of $14,365 and bad debt expense of $9,613 offset in part by declines in bank charges expense of $16,008 and a $6,238 reduction in usage of utilities.
Sales and marketing expense (including project management) was $1,379,433 or 4.7% of net sales for the year ended December 31, 2005 compared to $1,234,672 or 5.1% of net sales for the same period in 2004. The increase in sales and marketing expense for the year ended December 31, 2005 is attributed to increased personnel expenses of $63,425, promotional and trade show expenses of $49,436, legal fees $11,545, professional fees of $10,000 and employee training expense of $8,231, offset in part by declines in consulting expenses of $6,445.
Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $798,138 or 2.7% of net sales for year ended December 31, 2005, compared to $741,020 or 3.1% of net sales for the same period in 2004. The increase in expense for the year ended December 31, 2005 is due to an increase in personnel expenses of $169,377, and travel related expenses of $5,530, offset in part by decrease in warranty expense associated with engineering projects of $82,122, consulting expenses of $21,009, office supplies of $9,691 and depreciation expense of $4,000.
Interest Expense: Interest expense was $124,485 or 0.4% of net sales and $145,346 or 0.6% of net sales for the year ended December 31, 2005 and 2004, respectively. During 2005, the Company paid off its revolving line-of-credit in the amount of $270,000 and paid down $513,227 of long-term debt.
Net Income: The Company reported net income of $2,049,356 or $0.59 per basic share and $0.57 per diluted share for the year ended December 31, 2005, compared to net income of $1,090,224 or $0.32 per basic and $0.31 per diluted for the same period in 2004.
The Company believes inflation has not significantly affected its results of operations.

The Company experienced an effective 35% blended federal and state income tax rate for 2005 and 39% for 2004. Year-to-date pre-tax income was $3,132,356 for 2005 and $1,799,224 for 2004, resulting in income tax expense of $1,083,000 and $709,000, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $1,825,956 for 2005, compared to cash used of $354,627 for 2004, an increase of $2,180,583. This change was primarily due to increased net income. Investing activities used $1,274,297 cash to purchase property and equipment of which $500,000 was provided by financing activities. Additional cash was provided by the issuance of common stock was $139,173. The company used $270,000 to pay off its revolving credit agreement and $513,227 to pay down its long-term borrowings.
The current ratio was 3.0 to 1 at December 31, 2005 and 2.8 to 1 at December 31, 2004. Working capital equaled $5,992,118 on December 31, 2005, compared to $4,617,402 on December 31, 2004. The increase in working capital is attributed to increases in accounts receivable balances and inventory levels offset in part by a much smaller increase in accounts payable balances.
On June 23, 2005 the Company extended its revolving credit agreement with the M&I Bank of Minneapolis, Minnesota to June 30, 2006. There were no advances outstanding at December 31, 2005. Advances totaling $270,000 were outstanding on the revolving line-of-credit agreement at December 31, 2004. The agreement with M&I Bank is also subject to certain restrictive requirements.
Management believes that our cash balance, availability of funds under the line of credit agreement with M&I Bank, and anticipated cash flows from operations will be adequate to fund our cash requirements for investing and financing activities during the next twelve months.
A summary of our contractual cash obligations at December 31, 2005 is as follows:

	Payments due by year
						2010 and
Contractual Obligations	Total	2006	2007	2008	2009	thereafter
Long-term debt, including interest	$2,257,100	$597,100	$511,500	$321,100	$175,300	$652,100
We also have a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding at
Commitment	Committed	December 31, 2005	Date of Expiration
Line of credit	$2,500,000	$0	June 30, 2006
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
Another portion of the Company’s business involves the Company shipping product to a primary customer’s location where it is held in a separate warehouse. Revenue is recognized when that customer notifies the Company that the inventory has been removed from the warehouse and title to the product has transferred.
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
Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and applying probability of obsolescence percentages to the aged inventory brackets based on historical experience and specific identification of obsolete inventory. Write offs for the year ended December 31, 2005 and 2004 were $145,682 and $22,169, respectively. Management’s estimated reserve for slow moving and obsolete inventories was valued at $191,900 and $150,000 for the periods ended December 31, 2005 and 2004, respectively.
In addition to the above methodology, we have developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on quarterly reviews for our major customers and annual reviews for lower volume customers. Our procedures include analysis of inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers. Inventory not specific to a customer is evaluated at least annually.
Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibles. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. Write offs for the year ended December 31, 2005 and 2004 were $22,099 and $12,421 respectively. The Allowance for Doubtful Accounts was valued at $20,000 at December 31, 2005 and 2004.
Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. A six month sales period is used in the Company’s calculation based on actual returns for OEM customers generally happening within 3 months or less from the date of sale. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. As of December 31, 2005 and 2004, the Allowance for Rework and Warranty Costs was valued at $117,300 and $128,000, respectively. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.
Deferred Taxes. At December 31, 2005, the financial statements reflect deferred tax assets of $236,500 and deferred tax liabilities of $261,900. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.
Depreciation and Asset Impairment. The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the year ended December 31, 2005.
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
The Company will be required to apply FAS 123(R) during the first quarter ending March 31, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company has determined that it will implement SFAS No. 123R using the modified prospective method. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. The Company is evaluating the adoption criteria outlined in SFAS No. 123R. However, the pro forma effect on net income using the fair value method for the past two years is presented in the table above. The pro forma information may not be indicative of the actual effect on net income when SFAS No. 123R is adopted as such effect is dependent upon many factors, including the number of stock options granted in the future as well as their related terms.
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
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations.
CAUTIONARY STATEMENTS
Certain statements contained in this Annual Report on Form 10-KSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to the Company’s purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements. As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.
Although Select Comfort’s nonbinding estimate of the percentage of its total demand for electronic assemblies to be placed with the Company is approximately 50%, Select Comfort may reduce this percentage materially in its sole discretion or in response to unsatisfactory performance by the Company. Select Comfort’s demand for electronic assemblies may not increase as rapidly as it has in the past, or even decline, in the event Select Comfort’s business slows or declines.
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

ITEM 7. FINANCIAL STATEMENTS
The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm dated February 8, 2006 for Years Ended December 31, 2005 and 2004	16

Balance Sheets as of December 31, 2005 and 2004	17-18

Statements of Income for Years Ended December 31, 2005 and 2004	19

Statements of Changes in Stockholders Equity for Years Ended December 31, 2005 and 2004	20

Statements of Cash Flows for Years Ended December 31, 2005 and 2004	21

Notes to Financial Statements	22-32

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota
We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Minneapolis, Minnesota
February 8, 2006

Winland Electronics, Inc.
Balance Sheets
December 31, 2005 and 2004

Assets (Note 3)	2005	2004

Current Assets
Cash	$865,181	$457,576
Accounts receivable, less allowance for doubtful accounts of $20,000 (Note 9)	4,033,241	2,774,373
Income tax receivable	48,298	30,293
Inventories (Note 2)	3,523,489	3,378,147
Prepaid expenses and other assets	311,240	285,337
Deferred income taxes (Note 6)	236,500	197,700

Total current assets	9,017,949	7,123,426

Other Assets
Patents and trademarks, net of accumulated amortization of $34,204 in 2005; $34,154 in 2004	1,408	85

Property and Equipment, at cost (Notes 3 and 4)
Land and land improvements	272,901	272,901
Building	3,040,435	3,002,880
Machinery and equipment	5,537,094	4,675,060
Data processing equipment	1,205,585	1,372,474
Office furniture and equipment	412,219	366,915

Total property and equipment	10,468,234	9,690,230

Less accumulated depreciation	5,540,097	5,447,274

Net property and equipment	4,928,137	4,242,956

Total assets	$13,947,494	$11,366,467

See Notes to Financial Statements.

Winland Electronics, Inc.
Balance Sheets
December 31, 2005 and 2004

Liabilities and Stockholders’ Equity	2005	2004

Current Liabilities
Current maturities of long-term debt	$537,537	$396,017
Revolving credit agreement (Note 3)	—	270,000
Accounts payable	1,486,998	960,423
Accrued expenses:
Compensation	801,116	618,411
Other	200,180	261,173

Total current liabilities	3,025,831	2,506,024

Long-Term Liabilities
Deferred income taxes (Note 6)	261,900	263,800
Deferred revenue (Note 5)	154,539	162,678
Long-term debt, less current maturities (Notes 3 and 4)	1,424,863	1,579,610

Total long-term liabilities	1,841,302	2,006,088

Total liabilities	4,867,133	4,512,112

Commitments and Contingencies (Notes 4, 8 and 10)

Stockholders’ Equity (Notes 7, 8 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,527,915 shares in 2005 and 3,423,901 shares in 2004	35,279	34,239
Additional paid-in capital	4,165,035	3,989,425
Retained earnings	4,880,047	2,830,691

Total stockholders’ equity	9,080,361	6,854,355

Total liabilities and stockholders’ equity	$13,947,494	$11,366,467

Winland Electronics, Inc.
Statements of Income
Years Ended December 31, 2005 and 2004

	2005	2004

Net sales (Note 9)	$29,105,626	$24,198,638
Cost of sales	21,873,179	18,640,586

Gross profit	7,232,447	5,558,052

Operating expenses:
General and administrative	1,901,478	1,656,587
Research and development	798,138	741,020
Sales and marketing	1,379,433	1,234,672

	4,079,049	3,632,279

Operating income	3,153,398	1,925,773

Other income (expenses):
Interest expense	(124,485)	(145,346)
Other, net	103,443	18,797

	(21,042)	(126,549)

Income before income taxes	3,132,356	1,799,224

Income tax expense (Note 6)	1,083,000	709,000

Net income	$2,049,356	$1,090,224

Earnings per common share data:
Basic	$0.59	$0.32
Diluted	0.57	0.31

Weighted-average number of common shares outstanding:
Basic	3,491,227	3,371,925
Diluted	3,626,717	3,525,756
See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance on December 31, 2003	3,356,955	$33,570	$3,886,717	$1,740,467	$5,660,754
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	3,584	36	11,061	—	11,097
Issuance of common stock in accordance with employee stock option plan (Note 7)	63,362	633	91,647	—	92,280
Net income	—	—	—	1,090,224	1,090,224

Balance on December 31, 2004	3,423,901	34,239	3,989,425	2,830,691	6,854,355
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	5,566	56	16,296	—	16,352
Issuance of common stock in accordance with employee stock option plan (Note 7)	58,751	587	48,795	—	49,382
Issuance of common stock from exercise of Warrants (Note 7)	39,697	397	73,042	—	73,439
Warrants issued for services (Note 7)	—	—	37,477	—	37,477
Net income	—	—	—	2,049,356	2,049,356

Balance on December 31, 2005	3,527,915	$35,279	$4,165,035	$4,880,047	$9,080,361

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004

Cash Flows From Operating Activities
Net income	$2,049,356	$1,090,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	583,823	637,607
Loss on disposal of equipment	3,970	3,621
Investor relations expense, warrants issued	37,326	21,589
Deferred income taxes	(40,700)	151,300
Changes in operating assets and liabilities:
Accounts receivable	(1,258,868)	(519,370)
Income tax receivable	(18,005)	107,941
Inventories	(145,342)	(1,517,012)
Prepaid expenses and other assets	(25,752)	(111,648)
Accounts payable	526,575	(231,968)
Accrued expenses, including deferred revenue	113,573	13,089

Net cash provided by (used in) operating activities	1,825,956	(354,627)

Cash Flows From Investing Activities
Purchases of property and equipment and trademarks	(1,274,297)	(1,309,855)
Proceeds from the sale of property and equipment	—	18,500

Net cash used in investing activities	(1,274,297)	(1,291,355)

Cash Flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(270,000)	270,000
Proceeds from long-term borrowings	500,000	2,000,000
Net principal payments on long-term borrowings, including capital lease obligations	(513,227)	(1,681,877)
Proceeds from issuance of common stock	139,173	103,377

Net cash provided by (used in) financing activities	(144,054)	691,500

Net increase (decrease) in cash	407,605	(954,482)

Cash
Beginning of year	457,576	1,412,058

End of year	$865,181	$457,576

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$119,761	$145,137

Income taxes	1,110,425	449,759

Supplemental Schedule of Noncash Investing and Financing Activities
Warrants issued for investor relations services	$37,477	$—

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
Revenue Recognition: In most cases, the Company recognizes revenue from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment and title transfers.
With one particular customer, the Company recognizes revenue from the sale of customized products when the product is delivered to a customer warehouse location within the Company, title is transferred and risk of loss and ownership passes to the buyer. These sales are subject to written purchase orders including a fixed schedule for delivery and the date for delivery is reasonable and consistent with the buyer’s business purpose. The product cannot be used to fulfill other customers’ orders, as this is a unique product for this customer only. We are the sole supplier source of this product for this customer. Because of the unique nature of this product, the customer must have stock on hand and ready to ship to their customers and, therefore, has requested that the transaction be on a bill and hold basis. Since the customer does not have its own warehouse, they rent warehouse space from the Company by paying a monthly rental charge based on the number of pallets containing their inventory. The customer’s credit and payment terms are the same as all other OEM customers.
Another portion of the Company’s business involves the Company shipping product to a primary customer’s location where it is held in a separate warehouse. Revenue is recognized when that customer notifies the Company that the inventory has been removed from the warehouse and title to the product has transferred.
Revenue recognition occurs for engineering design services as progress billings are made and at the conclusion of the project.
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
Accounts receivable and Allowance for Doubtful Accounts: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.
Inventories: Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and applying probability of obsolescence percentages to the aged inventory brackets based on historical experience and specific identification of obsolete inventory.

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
Long-lived assets: The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2005 and 2004.
Allowance for Rework and Warranty Costs: The Company has a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers that require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.

Winland Electronics, Inc.
Notes to Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period, are approximately as follows:

	Years Ended December 31
	2005	2004

Balance, beginning	$128,000	$131,000
Accruals for products sold	130,000	96,000
Payments made	(116,000)	(84,000)
Changes in accruals for pre-existing warranties	(24,700)	(15,000)

Balance, ending	$117,300	$128,000

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Investment tax credits, research and development credits, and job credits are accounted for by the flow-through method, whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to the credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, and are recognized for the carry forward amount.
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
Earnings per common share: Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7). The dilutive effect of the additional shares for the years ended December 31, 2005 and 2004, was to increase the weighted-average shares outstanding by 135,490 and 153,831, respectively.

Winland Electronics, Inc.
Notes to Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Employee stock plans: At December 31, 2005, the Company has stock-based compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31
	2005	2004

Net income:
As reported	$2,049,356	$1,090,224
Deduct total stock-based employee compensation expense determined under fair value—based method for all awards, net of related tax effects	(106,757)	(57,295)

Pro forma	$1,942,599	$1,032,929

Basic earnings per share:
As reported	$0.59	$0.32
Pro forma	0.56	0.31
Diluted earnings per share:
As reported	0.57	0.31
Pro forma	0.54	0.29
The pro forma effect on earnings in 2005 and 2004 is not representative of the effects on reported income for future years because options and warrants vest over several years, and additional awards are generally made each year.
Recently issued accounting pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.
The Company will be required to apply FAS 123(R) during the first quarter ending March 31, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company has determined that it will implement SFAS No. 123R using the modified prospective method. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. The Company is evaluating the adoption criteria outlined in SFAS No. 123R. However, the pro forma effect on net income using the fair value method for the past two years is presented in the table above. The pro forma information may not be indicative of the actual effect on net income when SFAS No. 123R is adopted as such effect is dependent upon many factors, including the number of stock options granted in the future as well as their related terms.

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
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations.
Research and development expense: The Company expenses research and development costs as incurred. Research and development expenses of $798,138 and $741,020 were charged to operations during the years ended December 31, 2005 and 2004, respectively.
Note 2. Inventories
The components of inventories at December 31, 2005 and 2004, are as follows:

	December 31
	2005	2004

Raw materials	$2,339,314	$1,697,483
Work in progress	163,778	257,050
Finished goods	1,212,297	1,573,614
Obsolescence reserve	(191,900)	(150,000)

Total	$3,523,489	$3,378,147

Note 3. Financing Arrangement and Long-Term Debt
Financing arrangement: The Company has a $2,500,000 revolving line-of-credit agreement which expires on June 30, 2006, if not renewed. Advances are due on demand, are secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80 percent of qualified accounts receivable, 50 percent of qualified inventories, and 25 percent of net book value of unencumbered equipment. Interest on advances is at the prime rate (7.25 percent at December 31, 2005) and is due monthly. No advances were outstanding at December 31, 2005. Advances of $270,000 were outstanding at December 31, 2004. These agreements contain certain reporting and operating covenants.

Winland Electronics, Inc.
Notes to Financial Statements
Note 3. Financing Arrangement and Long-Term Debt (Continued)
Long-term debt: The following is a summary of long-term debt:

	December 31
	2005	2004

6.44% note payable, due in monthly installments of $11,373, including interest, to October 1, 2014, when the remaining balance is payable, secured by property (*)	$906,820	$982,422
4.91% note payable, principal due in monthly installments of $20,833, with interest to April 1, 2008, when the remaining balance is payable, secured by property and equipment (*)	559,602	812,500
6.50% note payable, principal due in monthly installments of $10,417, with interest to May 31, 2009, when the remaining balance is payable, secured by property and equipment (*)	413,868	—
Capital lease obligations, due in monthly installments of $7,783, discounted at 8.44%, to November 2006, secured by equipment (Note 4)	82,110	180,705

	1,962,400	1,975,627

Less current maturities	537,537	396,017

Total long-term debt	$1,424,863	$1,579,610

* These agreements also contain certain reporting and operating covenants.
Approximate maturities of long-term debt for years subsequent to December 31, 2005, are as follows:

2006	$538,000
2007	461,000
2008	276,000
2009	136,000
2010	104,000
Thereafter	447,000

Total	$1,962,000

Note 4. Commitments and Contingencies
Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2005 and 2004, are as follows:

	2005	2004

Cost	$441,598	$1,417,078
Accumulated depreciation	315,427	1,177,830

Net leased property under capital leases	$126,171	$239,248

Winland Electronics, Inc.
Notes to Financial Statements
Note 4. Commitments and Contingencies (Continued)
The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2005, are approximately as follows:

2006 Minimum Lease Payments	$85,600

Less amount representing interest	3,500

Present value of net minimum lease payments (included in long-term debt) (Note 3)	$82,100

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
Note 6. Income Taxes
Components of income tax expense are as follows:

	December 31
	2005	2004

Currently payable	$1,123,700	$557,700
Deferred	(40,700)	151,300

	$1,083,000	$709,000

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2005	2004

Statutory U.S. income tax rate	34%	34%
State taxes, net of federal tax effect	4%	6%
Deductible expenses	(3)%	(1)%

Effective income tax rate	35%	39%

Winland Electronics, Inc.
Notes to Financial Statements
Note 6. Income Taxes (Continued)
Net deferred tax liabilities consist of the following components as of December 31, 2005 and 2004:

	December 31
	2005	2004

Deferred tax assets:
Inventory	$111,700	$92,200
Allowance for doubtful accounts	7,400	7,400
Accrued expenses	138,000	141,400
Other	6,300	15,100

	263,400	256,100

Deferred tax liabilities:
Property and equipment	266,500	275,800
Prepaid expenses	22,300	46,400

	288,800	322,200

Net deferred tax liabilities	$(25,400)	$(66,100)

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2005 and 2004, as follows:

	December 31
	2005	2004

Current assets	$236,500	$197,700
Noncurrent liabilities	(261,900)	$(263,800)

	$(25,400)	$(66,100)

Note 7. Stock-Based Compensation Plans
Warrants: On February 19, 2003, the Company granted to Hayden Communications, Inc., an investor relations firm, warrants to purchase 39,697 shares of common stock. Warrants to purchase 1,654 shares of common stock vested each month beginning March 19, 2003 and continued for the two-year contractual period. Hayden Communications, Inc. exercised all 39,697 warrants on February 24, 2005 at an exercise price of $1.85 per share.
On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vest to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The term of each 10,000 share increment will extend three years from the date of vesting. The contract for services to be provided by Hayden Communications, Inc. does provide both parties with a cancellation right. Such a cancellation would limit the warrants to those vested up to the time of termination. On December 31, 2005, warrants to purchase 20,000 shares of common stock were outstanding, of which 10,000 were exercisable. The exercise price of such outstanding warrants is $3.96 per share.
The warrants were valued using the Black-Scholes pricing model. Because the contract can be terminated, the Company is reflecting the value of the warrants as a prepaid expense and amortizing the expense as investor relations expense over the term of the agreement. In addition, the total estimated fair value of the outstanding warrants, $37,477, is reflected in the stockholders’ equity section at December 31, 2005.

Winland Electronics, Inc.
Notes to Financial Statements
Note 7. Stock-Based Compensation Plans (Continued)
Stock option plans: The Company has reserved 500,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the respective market values of the stock at the time the options were granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Employee options generally expire six years after the date of grant, unless an earlier expiration date is set at the time of grant with director options generally expiring 10 years after the date of grant, unless an earlier expiration date is set at the time of grant.
As noted in Note 1, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:

	December 31
	2005	2004

Expected life of options	5-10 years	5 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	68.6%	68.2%
Risk-free interest rate	3.91%	3.8%
Additional information relating to all outstanding options and warrants as of December 31, 2005 and 2004, is as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options and warrants outstanding, beginning of year	354,255	$1.96	382,674	$1.81
Exercised	(121,683)	1.94	(73,119)	1.76
Expired	—	—	(3,300)	2.67
Granted	53,000	4.06	48,000	2.92

Options and warrants outstanding, end of year	285,572	$2.37	354,255	$1.96

Weighted-average fair value of options and warrants granted during the year, computed using the Scholes option pricing model		$1.76		$1.06

Winland Electronics, Inc.
Notes to Financial Statements
Note 7. Stock-Based Compensation Plans (Continued)
The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

	Options and Warrants Outstanding
		Weighted-		Options and Warrants Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.48 to $0.86	45,760	1.5	$0.71	33,880	$0.74
$1.14 to $1.45	45,500	2.5	1.30	27,900	1.29
$1.82 to $2.33	41,012	1.4	2.11	37,012	2.09
$2.50 to $4.14	153,300	4.3	3.25	113,020	3.31

	285,572	3.14	$2.37	211,812	$2.42

At December 31, 2004, there were 273,518 options and warrants exercisable at a weighted-average exercise price of $1.97.
Note 8. Employee Benefit Plans
Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions up to 15 percent of their eligible compensation. The plan also provides for a company-sponsored match to be determined each year by the Board of Directors. The Company contributed approximately $87,500 and $88,900 to the plan for the years ended December 31, 2005 and 2004, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2005 and 2004.
Stock purchase plan: The Company has adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 15 percent of eligible compensation. The plan provides for two annual six-month phases beginning January 1 and July 1, the grant dates. On June 30 and December 31, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires December 31, 2007. A total of 100,000 shares were originally available for purchase under the plan with 28,549 remaining. There were 5,566 and 3,584 shares purchased under the plan for the years ended December 31, 2005 and 2004, respectively.
Note 9. Major Customers, International Sales and Enterprisewide Disclosures
Major customers: The Company has a customer which accounted for 54% and 58% of net sales and 41% and 45% of accounts receivable for the years ended December 31, 2005 and 2004, respectively. No other customer represented more than 10 percent of net sales or accounts receivable for the years ended December 31, 2005 and 2004.
International sales: Export sales to international customers for 2005 and 2004 were approximately $426,500 and $404,000, respectively. Accounts receivable from international customers were approximately $55,000 and $36,000 at December 31, 2005 and 2004, respectively.

Winland Electronics, Inc.
Notes to Financial Statements
Note 9. Major Customers, International Sales and Enterprisewide Disclosures (Continued)
Enterprisewide disclosures: The following table presents revenue from external customers for each of the Company’s groups of products and services:

	Years Ended December 31
	2005	2004

Proprietary products and services, primarily for the security/industrial markets	$3,086,600	$2,818,800
Electronic controls and assemblies for OEM customers	25,954,100	21,291,800
Freight	64,900	88,000

	$29,105,600	$24,198,600

Note 10. Shareholder Rights Plan
On December 9, 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on December 31, 2003. Each right entitles its holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $36. The rights will only be exercisable if a person or group acquires, has the right to acquire, or has commenced a tender offer for 15 percent or more of the Company’s outstanding common stock. The rights are nonvoting, pay no dividends, expire on December 9, 2013, and may be redeemed by the Company for $0.001 per right at any time before the 15th day (subject to adjustment) after a 15 percent position is acquired. The rights have no effect on earnings per share until they become exercisable.
After the rights are exercisable, if the Company is acquired in a merger or other business combination, or if 50 percent or more of the Company’s assets are sold, each right will entitle its holder (other than the acquiring person or group) to purchase, at the then current exercise price, common stock of the acquiring entity having a value of twice the exercise price.
In connection with the adoption of the Shareholder Rights Plan, the Board of Directors has designated 60,000 shares of previously undesignated stock as Series A Junior Participating Preferred Stock. The shares have a par value of $0.01 per share and a liquidation value equal to the greater of $100 or 100 times the aggregate amount to be distributed per share to holders of common stock. Shares of Series A Junior Participating Preferred Stock are not convertible into shares of the Company’s common stock. Each share of Series A Junior Participating Preferred Stock will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $1 per share or an aggregate dividend of 100 times the dividend declared per share of common stock. Each share of Series A Junior Participating Preferred Stock has 100 votes. In the event of any merger, consolidation or other transaction in which common stock is exchanged; each share of Series A Junior Participating Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. There are no shares of Series A Junior Participating Preferred Stock outstanding.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls Procedures.
The Company’s Chief Executive Officer, Lorin E. Krueger, and Chief Financial Officer, Jennifer A. Thompson, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control.
There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
On December 7, 2005, the Compensation Committee approved the 2006 base salaries for the executive officers, other than for Lorin E. Krueger, Chief Executive Officer, and determined the bonus to be paid pursuant to the incentive bonus plan to each executive officer, including the Chief Executive Officer, for 2005 performance. The 2006 base salary is $111,400 for each of Jennifer A. Thompson, Chief Financial Officer, and Dale A. Nordquist, Senior Vice President of Sales and Marketing, $105,000 for Terry E. Treanor, Vice President of Manufacturing, and $103,000 for Gregory W. Burneske, Vice President of Engineering. The 2005 bonuses were: $125,400 for Mr. Krueger, $23,112 for Ms. Thompson, $7,650 for Mr. Nordquist, $30,796 for Mr. Treanor and $26,052 for Mr. Burneske.
On February 16, 2006, the Board of Directors approved an additional monthly fee of $1,000 to James Reissner as Lead Director of Growth Strategy.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by Item 9 is either set forth under “Executive Officers of the Company” at the end of Part I of this Form 10-KSB or is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act.”
ITEM 10. EXECUTIVE COMPENSATION
The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance — Compensation to Non-Employee Directors.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 11 relating to security ownership of certain holders is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”
The following table provides information concerning the Company’s equity compensation plans as of December 31, 2005.

			Number of securities
			remaining available for future
	Number of securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	265,572	$2.25	395,549 (1)

Equity compensation plans not approved by security holders(2)	20,000	$3.96	0

TOTALS	285,572	$2.37	395,549

(1)	Includes 28,549 shares available for issuance under the Company’s 1997 Employee Stock Purchase Plan.

(2)	The plan consists of warrants to purchase shares of the Company’s Common Stock which was issued on February 1, 2005 to Hayden Communications, Inc. as partial consideration for entering into a consulting agreement; 10,000 warrants vested on August 1, 2005 and expire August 1, 2008 with the remaining 10,000 warrants vesting on February 1, 2006 and expiring February 1, 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders under the caption “Certain Transactions.”
ITEM 13. EXHIBITS
The following exhibits are included in this report: See “Exhibit Index to Form 10-KSB” following the signature page of this Form 10-KSB.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information requested in this item is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Dated: March 21, 2006	/s/ Lorin E. Krueger
Lorin E. Krueger, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.
(Power of Attorney)
Each person whose signature appears below constitutes and appoints Lorin E. Krueger and Jennifer A. Thompson as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Lorin E. Krueger	March 21, 2006
Lorin E Krueger, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Jennifer A. Thompson	March 21, 2006
Jennifer A. Thompson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ S. Robert Dessalet	March 21, 2006
S. Robert Dessalet, Chairman of the Board of Directors

/s/ Thomas J. de Petra	March 21, 2006
Thomas J. de Petra, Director

/s/ Richard T. Speckmann	March 21, 2006
Richard T. Speckmann, Director

/s/ James L. Reissner	March 21, 2006
James L. Reissner, Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended	Commission File No. 1-15637
December 31, 2005

WINLAND ELECTRONICS, INC.

Exhibit
Number	Item

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock — See Exhibit 4.2

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

4.2	Rights Agreement dated December 9, 2003 between the Company and Wells Fargo Bank Minnesota, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Form 8-A Registration Statement No. 001-15637 filed on December 10, 2003)

4.3	First Amendment to Rights Agreement dated December 1, 2004 by and among the Company, Wells Fargo Bank, N.A. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.2 to Form 8-A/A-1 Registration Statement No. 001-15637 filed December 3, 2004)

10.1	Employment Agreement dated January 1, 1999 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended December 31, 1998)**

10.2	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended June 17, 2003 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2003)**

10.3	Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 1997)**

Exhibit
Number	Item

10.4	Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**

10.5	Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.6	Employment Agreement dated January 1, 2003 between the Company and Dale Nordquist (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended March 31, 2004)**

10.7	Amendment to Employment Agreement dated June 1, 2001 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.25 to Form 10-KSB for the fiscal year ended December 31, 2003)**

10.8	Second Amendment to Employment Agreement dated August 27, 2003 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003)**

10.9	Employment Agreement dated October 24, 2003 between the Company and Jennifer A. Thompson (Incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended December 31, 2003)**

10.10	Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (M&I), dated June 30, 2003 and Note dated June 30, 2003 in the principal amount of $2,500,000 in favor of M&I (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003)

10.11	Term Note in the principal amount of $1,000,000 dated September 30, 2004 in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.12	Term Loan Agreement dated September 30, 2004 between the Company and U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.13	Addendum to Term Loan Agreement and Note dated September 30, 2004 between the Company and U.S. Bank, N.A.(Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.14	Mortgage, Security Agreement and Assignment of Rents dated September 30, 2004 bet in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.15	2004/2005 Incentive Bonus Plan (Incorporated by reference to Exhibit 10.15 to 10-KSB for the year ended December 31, 2004)

Exhibit
Number	Item

10.16	Compensation Arrangements for Executive Officers as of March 1, 2005 (Incorporated by reference to Exhibit 10.16 to 10-KSB for the year ended December 31, 2004)

10.17	Compensation Arrangements for Directors as of March 1, 2005 (Incorporated by reference to Exhibit 10.17 to 10-KSB for the year ended December 31, 2004)

10.18	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)

10.19	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)

10.20	Form of Nonqualified Stock Option Agreement under the 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)

10.21	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)

10.22	Amendment No. 1 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 15, 2004 and Term Note dated April 15, 2004 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2005)

10.23	Amendment No. 2 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 25, 2004 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2005)

10.24	Amendment No. 3 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated August 3, 2004 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2005)

10.25	Amendment No. 4 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated February 23, 2005 (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for quarter ended June 30, 2003)

10.26	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005 (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for quarter ended June 30, 2003)

10.27	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.6 to Form 10-QSB for quarter ended June 30, 2003)

Exhibit
Number	Item

10.28*	Compensation Arrangements for Directors for 2006**

10.29*	Compensation Arrangements for Executive Officers as of March 1, 2006**

10.30*	2006 Incentive Bonus Plan**

10.31*	Employment Agreement dated May 17, 2004 between the Company and Gregory W. Burneske**

23.1*	Consent of McGladrey & Pullen, LLP

24.1*	Power of Attorney for Lorin E. Krueger, S. Robert Dessalet Thomas J. de Petra, Richard T. Speckmann, James L. Reissner (included on signature page of this Form 10-KSB)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management agreement or compensatory plan or arrangement.