Form 10QSB
period 2006-03-31
WINLAND ELECTRONICS INC
filed 2006-05-11
CIK 749935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006	Commission File Number: 0-15637
WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota (state or other jurisdiction of incorporation or organization)	41-0992135 (I.R.S. Employer Identification Number)
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
Yes ☐ No ☑
There were 3,562,473 shares of Common Stock, $.01 par value, outstanding as of May 2, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31		December 31
	2006		2005
	(UNAUDITED)		AUDITED
ASSETS
Current Assets
Cash		$1,326,003		$865,181
Accounts receivable, net		3,329,037		4,033,241
Income tax receivable		—		48,298
Inventories
Raw materials	3,264,286		2,339,314
Work in process	860,270		163,778
Finished goods	1,148,616		1,212,297
Allowance for obsolete inventory	(226,700)		(191,900)

Total inventories		5,046,472		3,523,489
Prepaid expenses		498,695		311,240
Deferred taxes		236,500		236,500

Total current assets		10,436,707		9,017,949

Other Assets		1,887		1,408

Property and Equipment, at cost:
Land and land improvements	382,901		272,901
Building	3,041,103		3,040,435
Machinery and equipment	5,694,188		5,537,094
Data processing equipment	1,247,125		1,205,585
Office furniture and equipment	413,503		412,219

Total property and equipment		10,778,820		10,468,234
Less accumulated depreciation		(5,715,881)		(5,540,097)

Net property and equipment		5,062,939		4,928,137

Total assets		$15,501,533		$13,947,494

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
BALANCE SHEETS

	March 31	December 31
	2006	2005
	(UNAUDITED)	AUDITED
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$517,069	$537,537
Accounts payable	2,881,791	1,486,998
Accrued expenses:
Compensation	736,418	801,116
Other	226,181	200,180

Total current liabilities	4,361,459	3,025,831

Long Term Liabilities
Deferred taxes	261,900	261,900
Deferred revenue	152,504	154,539
Long-term debt, less current maturities	1,310,186	1,424,863

Total long-term liabilities	1,724,590	1,841,302

Total liabilities	6,086,049	4,867,133

Stockholders’ Equity
Common stock	35,363	35,279
Additional paid-in capital	4,189,054	4,165,035
Retained earnings	5,191,067	4,880,047

Total stockholders’ equity	9,415,484	9,080,361

Total liabilities and stockholders’ equity	$15,501,533	$13,947,494

See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

	2006	2005
Net sales	$8,147,209	$7,013,392
Cost of sales	6,491,428	5,314,321

Gross profit	1,655,781	1,699,071

Operating expenses:
General and administrative	593,031	509,417
Sales and marketing	413,905	336,133
Research and development	146,823	224,318

	1,153,759	1,069,868

Operating income	502,022	629,203

Other income (expenses):
Interest expense	(28,783)	(29,809)
Other, net	12,382	14,141

	(16,401)	(15,668)

Income before income taxes	485,621	613,535

Income tax expense	(174,600)	(239,000)

Net income	$311,021	$374,535

Earnings per common share data:
Basic	$0.09	$0.11
Diluted	0.09	0.10

Weighted-average number of common shares outstanding:
Basic	3,534,316	3,452,709
Diluted	3,646,013	3,598,896
See Notes to the Interim Financial Statements

WINLAND ELECTRONICS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

	2006	2005
Cash Flows From Operating Activities
Net income	$311,021	$374,535
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	13,239	—
Depreciation and amortization	175,819	139,187
Loss on disposal of equipment	—	120
Investor relations expense, warrants issued	3,123	9,218
Changes in assets and liabilities:
Accounts receivable	704,204	(480,136)
Income tax receivable	48,298	30,293
Inventories	(1,522,983)	18,972
Prepaid expenses	(190,578)	(95,487)
Accounts payable	1,394,793	552,420
Accrued expenses, including deferred revenue and income taxes payable	(40,733)	35,657

Net cash provided by operating activities	896,203	584,779

Cash Flows From Investing Activities
Purchases of property and equipment	(311,100)	(217,955)

Net cash used in investing activities	(311,100)	(217,955)

Cash flows From Financing Activities
Net Principal payments on long-term borrowings, including capital lease obligations	(135,145)	(376,428)
Proceeds from issuance of common stock	10,864	139,035

Net cash used in financing activities	(124,281)	(237,392)

Net increase in cash	460,822	129,432
Cash
Beginning	865,181	457,576

End	$1,326,003	$587,008

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$29,259	$29,812
Income taxes	67,402	41,000

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations
Services to be Provided	$—	$37,477

WINLAND ELECTRONICS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying unaudited financial information has been prepared by Winland Electronics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
Reclassifications: Certain cash flow amounts for the three month period ended March 31, 2005 have been reclassified to be consistent with the classifications adopted for the three month period ended March 31, 2006.
Note 2. Earnings Per Common Share
Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended March 31, 2006 and 2005 was to increase weighted-average shares outstanding by 111,697 and 146,187, respectively.
Note 3. Financing Arrangement
The Company has a $2,500,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, expiring June 30, 2006, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the bank’s reference rate or prime rate (7.75 % at March 31, 2006) and is due monthly. There were no advances outstanding on the revolving line of credit agreement at March 31, 2006 or December 31, 2005.
Note 4. Major Customers and Enterprisewide Disclosures
Major Customers: Customer A accounted for 51% and 56% of net sales for the three months ended March 31, 2006 and 2005. Customer B accounted for 10% of net sales for the three months ended March 31, 2006. Customer A also accounted for 41% and 51% of Accounts Receivable balances as of the end of the same periods. No other customer accounted for more than 10% of Accounts Receivable balances as of the end of the same periods.
Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Proprietary microprocessors and mechanically controlled sensors and alarms	$837,614	$742,660
Electronic controls and assemblies for OEM customers	7,223,344	6,153,172
Engineering Design Services	65,152	100,629
Freight Out	21,099	16,931

	$8,147,209	$7,013,392

Note 5. Allowance for Rework and Warranty Costs
Allowance for Rework and Warranty Costs: The Company has a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers that require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.
Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period, are approximately as follows:

	Three Months Ended March 31,
	2006	2005

Balance, Beginning	$117,300	$128,000
Accruals for products Sold	500	50,744
Charges in accruals for pre-existing warranties	—	(41,164)

Balance, Ending	$117,800	$137,580

Note 6. Warrants and Stock-Based Compensation Plans
Warrants: On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The term of each 10,000 share increment will extend three years from the date of vesting. On March 31, 2006, warrants to purchase 20,000 share of common stock were exercisable and outstanding. The exercise price of such outstanding warrants is $3.96 per share.
The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement. Investor relations expense from the amortization of warrants was $ 3,123 and $9,218 for the three months ended March 31, 2006 and 2005 respectively. In addition, the total estimated fair value of the outstanding warrants, $37,477, is reflected in the stockholders’ equity section at March 31, 2006 and 2005.
On February 16, 2006, the Company granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share. The Company has scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007. Upon completion of the performance of Board Assets, Inc as facilitator for each of those meetings, 2,500 shares will become vested after each meeting. Options will expire on February 16, 2016. The fair value of the warrants will be determined and recorded on each vesting date.
Stock option plans: At March 31, 2006, the Company has two equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The plans are as follows:
2005 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock. Currently, this is the only plan under which awards are authorized for grant. As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares. Awards issued under the plan to date include 18,000 shares of incentive stock options and 22,000 nonqualified stock options all 40,000 of which are outstanding and 22,000 of which are vested at March 31, 2006.
1997 Stock Option Plan – This plan provided for grants in both the form of incentive stock options and nonqualified stock options. The plan was terminated as to future grants in May 2005. At March 31, 2006 there were 233,403 options outstanding of which 172,283 are vested.
1997 Employee Stock Purchase Plan – The Employee Stock Purchase Plan (ESPP) has provided employees of the Company the opportunity to purchase common stock through payroll deductions. The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. The participation periods had a 6-month duration beginning in January and July of each year. A total of 100,000 shares of common stock were authorized for issuance under the ESPP since its inception of which 71,451 have been issued and 28,549 remain available for grant. The ESPP expires December 31, 2007.
Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company did not recognize the value of stock-based compensation issued to employees and directors in its Statements of Income prior to January 1, 2006, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended March 31,
	2006	2005
Expected life, in years	4.95	4.67
Expected volatility	97.27%	98.04%
Risk-free interest rate	3.94%	3.91%
Dividend yield	0.00%	0.00%
The Company uses historical data to estimate option exercises and employee terminations used in the model. Expected volatility is based on daily historical fluctuations of the Company’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.
As a result of adopting SFAS 123R on January 1, 2006, our income before taxes and net income for the three months ended March 31, 2006, were each $13,239 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. The adoption of SFAS 123R had no effect on basic or diluted earnings per share for the three months ended March 31, 2006.
We receive a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting form the exercise of stock options as operating cash flows in our Statements of Cash Flows. In accordance with SFAS 123R, we will revise our Statements of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, there were no exercises which triggered tax benefits, therefore net cash provided by financing activities was unchanged as a result of the adoption of SFAS 123R.
Net cash proceeds from the exercise of stock options were $10,864 for the three months ended March 31, 2006. In addition, 5,500 options were exercised in a stock swap, using previously owned shares of the Company’s common stock as payment for the shares.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

For the Three Months Ended
March 31, 2005
Net income, as reported	$374,535

Deduct: Total stock-based compensation expense
Determined under fair value based method for all
Awards, net of related tax effects	—

Pro forma net income	$374,535

Earnings per share:

Basic, as reported	$.11
Basic, pro forma	$.11

Diluted, as reported	$.10
Diluted, pro forma	$.10

At March 31, 2006, there was $71,161 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.23 years.
The following table represents stock option activity for the three months ended March 31, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at
January 1, 2006	265,571	$2.37
Granted	18,000	$3.35
Exercised	(10,168)	$1.76
Forfeited	—

Outstanding options at March 31, 2006	273,403	$2.34	3.16 Yrs

Outstanding exercisable at March 31, 2006	194,283	$2.36	2.93 Yrs

At March 31, 2006, the aggregate intrinsic value of shares outstanding was $683,657, and the aggregate intrinsic value of options exercisable was $482,104. Total intrinsic value of options exercised was $22,039 for the three months ended March 31, 2006.
The following table summarizes the non-vested stock option activity for the three months ended March 31, 2006:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Non-vested Stock options at January 1, 2006	63,760	$1.47
Granted	18,000	$2.46
Vested	(2,640)	$ ( .96)
Forfeited

Non-vested stock options at March 31, 2006	79,120	$1.71

Note 7. New Accounting Standards
Effective January 1, 2006, the Company adopted FASB issued Statement No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement had no impact on the Company’s financial status for the three months ended March 31, 2006.
Effective January 1, 2006, the Company adopted FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial

Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement. The adoption of this statement had no impact on the Company’s financial status for the three months ended March 31, 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
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
The Company also markets proprietary products which include an established family of environmental security products that can monitor critical environments. The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company’s “ALERT” series of products may be connected to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions.
Executive Summary
Revenues for the first quarter were a record $8.1 million, an increase of 16.2% compared to $7.0 million reported for the first quarter of fiscal 2005. The increase in sales for the quarter was driven by additional sales to original equipment manufacture (OEM) customers including a new three year contract with Select Comfort as well as 33 new product line items integrated from original equipment manufacture (OEM) customers. While the Select Comfort contract solidifies our long standing relationship, we granted price reductions which impacted our gross profits in the first quarter of 2006 and will going forward. Gross profit for the first quarter did remain constant $1.7 million for 2006 as compared to 2005 however, as a percent of sales, gross profits decreased to 20.3% of net sales compared from 24.2% of net sales reported for the first quarter of 2005. Total operating expenses were $1,153,759 or 14.2% of net sales for the three months ended March 31, 2006 compared to $1,069,868 or 15.3% for the same period last year. Operating income as a percent of net sales decreased to 6.2% or $502,022 for the three months ended March 31, 2006 compared to 9.0% or $629,203 reported for the same period last year. Net income as a percent of net sales decreased to 3.8% or $311,021, $0.09 per basic and fully diluted share for the three months ended March 31, 2006, from 5.3% or $374,535, $0.11 per basic share and $.10 per fully diluted share for the same period last year. The Company utilized 3.6 million fully diluted shares in the calculation for each period reported.
The balance sheet remained strong, with stockholders’ equity increasing 3.7% to $9.42 million as of March 31, 2006, from $9.08 million on December 31, 2005. The Company completed the quarter with $1,326,003 in cash and a current ratio of 2.39 to 1.
RESULTS OF OPERATIONS
Three months ended March 31, 2006 vs.
Three months ended March 31, 2005
Net Sales: The Company recorded net sales of $8,147,209 for the three months ended March 31, 2006, an increase of $1,133,817, or 16.2%, from $7,013,392 for the same period in 2005. Net sales for original equipment manufacture (OEM) customers increased 17.4% while sales of Winland proprietary products, primarily for the security/industrial markets increased 12.8%. Revenue from engineering design services decreased 35.2%. During the three months ended March 31, 2006, the Company introduced to production 33 new and revised OEM products compared to the 13 new OEM products introduced during the same period in 2005.

As of March 31, 2006, the Company’s OEM customers have given the Company purchase orders having an aggregate value of $14.8 million for delivery during the remainder of 2006. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled in 2006, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions.
On March 22, 2006, the Company entered into a new three year contract with Select Comfort effective immediately. Under terms of the agreement, the Company has revised its pricing of the products it manufactures for Select Comfort, and the new pricing represents a lower overall margin contribution to the Company. The Company will continue as the exclusive supplier of all products it manufacturers for Select Comfort through at least June 30, 2006. Thereafter, the Company expects to receive approximately 50 percent of Select Comfort’s total electronics assembly demand. At this time, the Company cannot estimate the effect the decreased purchase commitments will have on sales after June 30, 2006. The contract calls for periodic performance reviews for quality, delivery and price.
Cost of Sales: Cost of sales was $6,491,428 or 79.7% of net sales for the three months ended March 31, 2006, compared to $5,314,321 or 75.8% of net sales for the same period in 2005. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.
Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.
Gross Profits: Gross profits can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency. Gross profit was $1,655,781 or 20.3% of net sales for the three months ended March 31, 2006 compared to $1,699,071 or 24.2% of net sales for the same period in 2005. The decrease in gross profit as a percentage of sales is attributable to the new Select Comfort contract along with manufacturing inefficiencies associated with the 33 new and revised OEM products as well as increases in personnel costs of $114,614, small tools expense of $29,409, equipment repair & maintenance of $26,429, depreciation expense of $25,442, tape & reel charges of $13,585 and Plant Re-Layout Planning of $10,715.
Operating Expenses: Total operating expenses as a percent of net sales decreased to 14.2% or $1,153,759 for the three months ended March 31, 2006 compared to 15.3% of net sales or $1,069,868 for the same period last year. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.
General and administrative expenses were $593,032 and $509,417 for the three months ended March 31, 2006 and 2005, respectively or 7.3% of net sales for each period reported. The increase in general and administrative expense for the quarter ended March 31, 2006 is attributed to increased board of directors expense of $37,893, personnel expenses of $16,036, professional fees of $10,983, office supplies expense of $8,404, and legal fees of $6,502 offset in part by a decline in investor relations expense of $9,715.
Sales and marketing expense (including project management) was $413,905 or 5.1% of net sales for the quarter ended March 31, 2006 compared to $336,133 or 4.8% of net sales for the same period in 2005. The increase in sales and marketing expense for the three months ended March 31, 2006 is attributed to increased personnel expenses of $71,205.
Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $146,823 or 1.8% of net sales for three months ended March 31, 2006, compared to $224,318 or 3.2% of net sales for the same period in 2005. For the three months ended March 31, 2006, the Company’s customers had increased research and development projects. The labor cost for these projects was transferred to Engineering Cost of Goods Sold and included in total Cost of Sales shown above. The transfer in COGS along with decreases in office supplies of $4,712 and trade show expenses of $4,975, offset in part by increased personnel expenses of $67,538 and new product development costs of $48,843 attributed to the decrease in research and development expenses for the three months ended March 31, 2006 compared to the same period last year.
Interest Expense: Interest expense was $28,783 or 0.4% of net sales for the three months ended March 31, 2006 compared to $29,809 or 0.4% of net sales for the same period in 2005. During the first three months of 2006, the Company paid down $135,145 of long-term debt.
Net Income: The Company reported net income of $311,021 or $0.09 per basic share and diluted share for the three months ended March 31, 2006 compared to net income of $374,535 or $0.11 per basic share and $0.10 per diluted share for the same period in 2005.
The Company believes inflation has not significantly affected its results of operations.
The Company uses a blended federal and state income tax rate which was 35% and 39% for the three months ended March 31, 2006 and 2005, respectively. Year-to-date pre-tax income was $485,621 for 2006 and $613,535 for 2005, resulting in income tax expense of $174,600 and $239,000, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $896,203 and $584,779 for the three months ended March 31, 2006 and 2005, respectively, an increase of $311,424. This change was primarily due to increases in accounts payable balance, depreciation expense and a reduction of accounts receivable balances, offset in part by increased inventory and prepaid expense balances. Cash used in investing activities was used to acquire capital equipment with a book cost of $311,100 and $217,955 for the three months ended March 31, 2006 and 2005, respectively. Financing activities used cash in the amount of $135,145 and $376,428 to reduce debt obligations for the three months ended March 31, 2006 and 2005, respectively. This use was offset in part by proceeds from the issuance of common stock of $10,864 and $139,035 for the three months ended March 31, 2006 and 2005, respectively.
The Company has funded its current operations with cash provided by operations.
The current ratio at March 31, 2006 was 2.39 to 1, compared to 2.98 to 1 at December 31, 2005. Working capital equaled $6,075,249 on March 31, 2006, compared to $5,992,118 on December 31, 2005.
On June 30, 2005, the Company entered into a revolving credit agreement with the M&I Bank of Minneapolis, Minnesota with an expiration date of June 30, 2006. The Company intends to renew the revolving credit agreement with M&I Bank prior to its expiration. There were no advances outstanding on the revolving line-of-credit agreement at March 31, 2006 or December 31, 2005.
We believe that our cash balance, funds available under a line of credit agreement and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.
A summary of our contractual cash obligations as of March 31, 2006 is as follows:

	2006	2007	2008	2009	2010+	Total
Us Bank — Mortgage	102,360	136,480	136,480	136,480	652,098	1,163,898

Wells Fargo Leasing - Equipment	62,266	—	—	—	—	62,266

M&I Bank — Equipment	203,915	260,883	84,203	—	—	549,000

M&I Bank — Equipment	111,339	141,128	132,918	52,939		438,324

Total	479,880	538,491	353,601	189,419	652,098	2,213,488
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
Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and applying probability of obsolescence percentages to the aged inventory amounts based on historical experience and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was valued at $226,700 and $150,000 for the periods ended March 31, 2006 and 2005, respectively.
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

Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. There were no write offs for either three month period ended March 31, 2006 or 2005. The Allowance for Doubtful Accounts was valued at $20,000 for both periods ended March 31, 2006 and 2005.
Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. As of March 31, 2006 and 2005, the Allowance for Rework and Warranty Costs was valued at $117,800 and $137,580, respectively. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.
Deferred Taxes. At March 31, 2006, the financial statements reflect deferred tax assets of $236,500 and deferred tax liabilities of $261,900. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.
Depreciation and Asset Impairment. The Company depreciates property and equipment over its estimated useful life. There were no impairment charges taken for the three months ended March 31, 2006.
Stock Based Compensation. The Company has two equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors; the 2005 Equity Incentive Plan and the 1997 Employee Stock Purchase Plan. Effective January 1, 2006, the Company began accounting for these plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS123R), using the modified-prospective-transition method. The effect of using SFAS 123R was to decrease income before taxes and net income by $13,239 for the three months ended March 31, 2006. We use the Black Scholes option pricing model to estimate the fair value of stock based awards. The Company uses historical data to estimate option exercises and employee terminations used in the model. Expected volatility is based on daily historical fluctuations of the Company’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.

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
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 16, 2006, the Company issued to Board Assets, Inc., a consulting firm which will facilitate two strategy sessions with the Company’s Board of Directors, a ten-year warrant to purchase 5,000 shares of the Company’s Common Stock at $4.01 per share. The warrant becomes exercisable as to 2,500 shares upon the completion of each strategy session, which sessions are currently set for July 17, 2006 and January 24, 2007. The Company has relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
The following table sets out shares of the Company’s Common Stock repurchased by the Company in the quarter ended March 31, 2006.

(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	(a) Total Number		Units) Purchased	that May Yet Be
	of Shares (or	(b) Average Price	as Part of Publicly	Purchased Under
	Units)	Paid per Share (or	Announced Plans	the Plans or
Period	Purchased(1)	Unit)	or Programs	Programs
Jan. 1 - Jan. 31, 2006	1,737	$4.03	N/A	N/A
Total	1,737	$4.03

(1)	All of the shares were repurchased by the Company in connection with stock-for-stock option exercises by one employee.

ITEM 6. EXHIBITS
See Exhibit Index following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: May 11, 2006	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brian D. Lawrence
Brian D. Lawrence, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-15637
March 31, 2006

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002