Form 10QSB
period 2006-06-30
WINLAND ELECTRONICS INC
filed 2006-08-10
CIK 749935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006
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
Yes ☐ No ☑
There were 3,572,200 shares of Common Stock, $.01 par value, outstanding as of August 10, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB
Master Lease of Personal Property
Amendment No. 7 to Credit Agreement
Amendment No. 8 to Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS

	June 30		December 31
	2006		2005
	(UNAUDITED)
ASSETS

Current Assets
Cash		$337,096		$865,181
Accounts receivable, net		4,457,367		4,033,241
Refundable Income taxes		109,903		48,298
Inventories
Raw materials	3,882,130		2,339,314
Work in process	962,686		163,778
Finished goods	1,286,575		1,212,297
Allowance for obsolete inventory	(198,900)		(191,900)

Total inventories		5,932,491		3,523,489
Prepaid expenses		337,263		311,240
Deferred income taxes		259,300		236,500

Total current assets		11,433,420		9,017,949

Other Assets		3,633		1,408

Property and Equipment, at cost:
Land and land improvements	382,901		272,901
Building	3,041,103		3,040,435
Machinery and equipment	6,356,817		5,537,094
Data processing equipment	1,004,369		1,205,585
Office furniture and equipment	418,109		412,219

Total property and equipment		11,203,299		10,468,234
Less accumulated depreciation		(5,647,454)		(5,540,097)

Net property and equipment		5,555,845		4,928,137

Total assets		$16,992,898		$13,947,494

See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS

	June 30	December 31
	2006	2005
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Revolving line of credit agreement	$800,000	$—
Current maturities of long-term debt	496,560	537,537
Accounts payable	2,974,197	1,486,998
Accrued expenses:
Compensation	644,295	801,116
Allowance for rework and warranty costs	496,242	117,300
Other	162,362	82,880

Total current liabilities	5,573,656	3,025,831

Long Term Liabilities
Long-term debt, less current maturities	1,194,771	1,424,863
Deferred income taxes	261,900	261,900
Deferred revenue	150,468	154,539

Total long-term liabilities	1,607,139	1,841,302

Stockholders’ Equity
Common stock	35,699	35,279
Additional paid-in capital	4,294,537	4,165,035
Retained earnings	5,481,867	4,880,047

Total stockholders’ equity	9,812,103	9,080,361

Total liabilities and stockholders’ equity	$16,992,898	$13,947,494

See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2006 and 2005
(UNAUDITED)

	2006	2005
Net sales	$10,661,222	$7,129,363
Cost of sales	9,054,234	5,250,478

Gross profit	1,606,988	1,878,885

Operating expenses:
General and administrative	618,472	448,566
Sales and marketing	389,972	340,567
Research and development	120,329	174,852

	1,128,773	963,985

Operating income	478,215	914,900

Other income (expenses):
Interest expense	(30,596)	(30,164)
Other, net	(7,820)	44,803

	(38,416)	14,639

Income before income taxes	439,799	929,539

Income tax expense	(149,000)	(363,000)

Net income	$290,799	$566,539

Earnings per common share:
Basic	$0.08	$0.16
Diluted	0.08	0.16

Weighted—average number of common shares outstanding:
Basic	3,563,164	3,508,073
Diluted	3,669,749	3,631,577
See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)

	2006	2005
Net sales	$18,808,431	$14,142,755
Cost of sales	15,545,662	10,564,622

Gross profit	3,262,769	3,578,133

Operating expenses:
General and administrative	1,211,504	957,984
Sales and marketing	803,877	676,700
Research and development	267,151	399,068

	2,282,532	2,033,752

Operating income	980,237	1,544,381

Other income (expenses):
Interest expense	(59,379)	(59,973)
Other, net	4,963	58,945

	(54,416)	(1,028)

Income before income taxes	925,821	1,543,353

Income tax expense	(324,000)	(602,000)

Net income	$601,821	$941,353

Earnings per common share:
Basic	$0.17	$0.27
Diluted	0.16	0.26

Weighted—average number of common shares outstanding:
Basic	3,548,819	3,480,544
Diluted	3,660,037	3,622,411
See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)

	2006	2005
Cash Flows From Operating Activities
Net income	$601,821	$941,353
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock based compensation	91,448	—
Depreciation and amortization	366,961	278,521
Loss on disposal of equipment	6,005	120
Investor relations expense, non-cash warrant expense	3,123	18,588
Deferred tax assets	(22,800)	—
Changes in assets and liabilities:
Accounts receivable	(424,126)	(236,144)
Income tax receivable	(61,605)	30,293
Inventories	(2,409,002)	(611,426)
Prepaid expenses	(29,146)	(251,108)
Accounts payable	1,487,199	630,843
Accrued expenses, including deferred revenue and income taxes payable	297,532	569,158

Net cash provided by (used in) operating activities	(92,590)	1,370,198

Cash Flows From Investing Activities
Purchases of property and equipment	(1,002,898)	(299,235)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	800,000	(270,000)
Proceeds from note payable to bank	—	500,000
Payments on long-term borrowings, including capital lease obligations	(271,069)	(232,816)
Proceeds from issuance of common stock	38,472	120,415

Net cash provided in financing activities	567,403	117,599

Net increase (decrease) in cash	(528,085)	1,188,562

Cash
Beginning	865,181	457,576

Ending	$337,096	$1,646,138

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$59,379	59,973
Income taxes	408,402	110,661

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investors Relations Services to be Provided	$—	$37,477

See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying condensed unaudited financial information has been prepared by Winland Electronics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Note 2. Earnings Per Common Share
Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended June 30, 2006 and 2005 was to increase weighted-average shares outstanding by 106,585 and 123,504, respectively. The dilutive effect of the additional shares for the six months ended June 30, 2006 and 2005 was to increase weighted-average shares outstanding by 111,218 and 141,867, respectively.
Note 3. Financing Arrangement
During the second quarter, the Company renewed its revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota. The revolving line of credit was increased to $4,000,000 and will expire on June 29, 2007, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the LIBOR rate plus two and one-half percent (2.5%), which was 7.83% as of June 30, 2006. Advances outstanding on the revolving line of credit agreement as of June 30, 2006 and December 31, 2005 were $800,000 and $0, respectively.
On June 28, 2006, the Company entered into a Master Lease of Personal Property with M&I Equipment Finance Company of Minneapolis, Minnesota. Under the lease, the Company will be able to acquire new capital equipment to be used in the Company’s manufacturing processes in an amount of up to $1,200,000. As of June 30, 2006, the Company had not drawn any funds under this lease agreement, but in July, $587,762 was funded.

Note 4. Major Customers and Enterprise-wide Disclosures
Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and six months ended June 30, 2006 and 2005 as follows:

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
Sales percentage:
Customer A	38%	54%
Customer B	26%	0%

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Sales percentage:
Customer A	43%	56%
Customer B	19%	0%
The above customers had net receivables at June 30, 2006 and 2005 as follows:

	June 30, 2006	June 30, 2005
Accounts receivable percentage:
Customer A	24%	36%
Customer B	29%	0%
Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
Proprietary microprocessors and mechanically controlled sensors and alarms	$780,838	$699,815
Electronic controls and assemblies for OEM customers	9,814,953	6,312,742
Engineering Design Services	46,577	101,583
Freight Out	18,853	15,223

	$10,661,222	$7,129,363

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Proprietary microprocessors and mechanically controlled sensors and alarms	$1,618,452	$1,442,475
Electronic controls and assemblies for OEM customers	16,996,515	12,465,913
Engineering Design Services	153,512	202,213
Freight Out	39,952	32,154

	$18,808,431	$14,142,755

Note 5. Allowance for Rework and Warranty Costs
Allowance for Rework and Warranty Costs: The Company has a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers that requires us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve which reflects historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.
During the second quarter, the Company identified interference issues with some installations of its EnviroAlert EA200 and EA400 that could affect temperature and humidity readings and cause some units in the most extreme cases to lock up and become nonfunctional. The problem is highly unusual but can occur in installations where there are high levels of radio frequency (RF) interference or high stray transient voltage present. The Company has modified the product circuit board to enhance the rejection of this type of interference and enable the product to exceed the normal United States standards as well as the more stringent CE European rejection standards. On May 26, 2006, the Company announced a product enhancement program to replace existing new product inventory held by distributors or dealers with units including the updated circuit board and provide updated circuit boards to dealers at no cost until September 30, 2006 as well as an incentive to dealers to install the updated circuit board in products in the field. The costs associated with replacing the units, circuit boards and incentives to the Company’s distributors and dealers is estimated at approximately $415,000. The Company has also authorized distributors and dealers to return all potential nonfunctional EA200 and EA400 products they have in their inventory. The Company established a reserve of $415,000 for these items during the second quarter. Actual costs were realized during the quarter to reduce the reserve balance to $354,942.
Changes in the Company’s warranty liability during the period, are approximately as follows:

	Three Months Ended June 30,
	2006	2005

Balance, Beginning	$117,800	$137,580
Accruals for products Sold	456,173	(4,128)
Charges in accruals for pre-existing warranties	(77,731)	(13,727)

Balance, Ending	$496,242	$119,725

	Six Months Ended June 30,
	2006	2005

Balance, Beginning	$117,300	$128,000
Accruals for products Sold	456,673	46,357
Charges in accruals for pre-existing warranties	(77,731)	(54,632)

Balance, Ending	$496,242	$119,725

Note 6. Warrants and Stock-Based Compensation Plans
Warrants: On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The term of each 10,000 share increment will extend three years from the date of vesting. On June 30, 2006, warrants to purchase 20,000 share of common stock were exercisable and outstanding. The exercise price of such outstanding warrants is $3.96 per share.
The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement. Investor relations expense from the amortization of warrants was $0 and $9,369 for the three months ended June 30, 2006 and 2005 respectively. Investor relations expense from the amortization of warrants was $3,123 and $18,588 for the six months ended June 30, 2006 and 2005 respectively. In addition, the total estimated fair value of the outstanding warrants, $37,477, is reflected in the stockholders’ equity section at June 30, 2006 and December 31, 2005.
On February 16, 2006, the Company granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share. The Company has scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007. Upon completion of the performance of Board Assets, Inc as facilitator for each of those meetings, 2,500 shares will become vested after each meeting. Warrants will expire on February 16, 2016. The fair value of the warrants will be determined and recorded on each vesting date.
Stock option and employee stock purchase plans: At June 30, 2006, the Company has one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors. Previous to this plan, the 1997 Stock Option Plan was in effect. The plans are as follows:
2005 Equity Incentive Plan — This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock. Currently, this is the only plan under which awards are authorized for grant. As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares. Awards issued under the plan to date include 18,000 shares of incentive stock options and 44,000 nonqualified stock options all 62,000 of which are outstanding and 44,000 of which are vested at June 30, 2006.
1997 Stock Option Plan — This plan provided for grants in both the form of incentive stock options and nonqualified stock options. The plan was terminated as to future grants in May 2005. At June 30, 2006 there were 198,540 options outstanding of which 142,040 are vested.
1997 Employee Stock Purchase Plan — The Employee Stock Purchase Plan (ESPP) has provided employees of the Company the opportunity to purchase common stock through payroll deductions. The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. The participation periods have a 6-month duration beginning in January and July of each year. A total of 100,000 shares of common stock were authorized for issuance under the ESPP since its inception of which 74,870 have been issued and 25,130 remain available for grant. The ESPP expires December 31, 2007.
Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company did not recognize the value of stock-based compensation issued to employees and directors in its Statements of Income prior to January 1, 2006, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of adopting the new standard.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Six Months Ended June 30,
	2006	2005
Expected life, in years	5.62	7.46
Expected volatility	80.18%	92.81%
Risk-free interest rate	4.70%	3.98%
Dividend yield	0.00%	0.00%
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
As a result of adopting SFAS 123R on January 1, 2006, our net income for the three and six months ended June 30, 2006 was $78,209 and $91,448 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.
We receive a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting form the exercise of stock options as operating cash flows in our Statements of Cash Flows. In accordance with SFAS 123R, we will revise our Statements of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the three and six months ended June 30, 2006, there were no exercises which triggered tax benefits, therefore net cash provided by financing activities was unchanged as a result of the adoption of SFAS 123R.
Net cash proceeds from the exercise of stock options were $28,522 for the six months ended June 30, 2006. In addition, 20,343 options were exercised in a stock swap, using previously owned shares of the Company’s common stock as payment for the shares.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

For the Six Months Ended
June 30, 2005
Net income, as reported	$941,353
Deduct: Total stock-based compensation expense
Determined under fair value based method for all
Awards, net of related tax effects	(52,521)

Pro forma net income	$888,832

Earnings per share:
Basic, as reported	$.27
Basic, pro forma	$.26
Diluted, as reported	$.26
Diluted, pro forma	$.25

At June 30, 2006, there was $60,361 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.15 years.
The following table represents stock option activity for the six months ended June 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at
January 1, 2006	265,571	$2.25
Granted	40,000	$3.97
Exercised	(45,031)	$1.39
Forfeited	—

Outstanding options at June 30, 2006	260,540	$2.66	3.79 Yrs

Outstanding exercisable at June 30, 2006	186,020	$2.83	3.92 Yrs

At June 30, 2006, the aggregate intrinsic value of options outstanding was $278,881, and the aggregate intrinsic value of options exercisable was $179,012. Total intrinsic value of options exercised was $173,113 for the six months ended June 30, 2006.
Note 7. New Accounting Standards
Effective January 1, 2006, the Company adopted FASB issued Statement No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement had no impact on the Company’s financial position or results of operations for the three and six months ended June 30, 2006.
Effective January 1, 2006, the Company adopted FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement. The adoption of this statement had no impact on the Company’s financial statements for the three and six months ended June 30, 2006.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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
Executive Summary
The Company reported record revenues for the sixth straight quarter breaking the $10 million mark for the first time in Company history. The record $10.7 million in revenue represents an increase of 49.5% compared to $7.1 million reported for the same period last year. The Company introduced 59 new products to manufacturing and saw increased sales from its original equipment manufacture (OEM) customers. The introduction of these new products put pressure on operating efficiencies causing gross profits to decline. The Company also experienced lower gross profits based on price contracts with Select Comfort which were awarded during the first quarter of 2006. In addition, the reserve created for the replacement of the EnviroAlert EA200 and EA400 products had a significant impact on gross profit. The Company was able to report $1.6 million gross profit or 15.1% of net sales for the second quarter of 2006 compared to the $1.9 million or 26.4% reported during the second quarter of 2005. The Company also continued leveraging its business model realizing a decrease in total operating expenses as a percent of net sales. Operating expenses for the three months ended June 30, 2006 were $1,128,773 or 10.6% of net sales compared to $963,985 or 13.5% for the same period last year. Operating income as a percent of net sales decreased to 4.4% or $478,215 for the three months ended June 30, 2006 compared to 12.8% or $914,900 reported for the same period last year. Net income as a percent of net sales decreased to 2.7% or $290,799, $0.08 per basic and fully diluted share for the three months ended June 30, 2006, from 7.9% or $566,539, $0.16 per basic share and $.16 per fully diluted share for the same period last year. The Company utilized 3.7 and 3.6 million fully diluted shares in the calculations for the six months ended June 30, 2006 and 2005, respectively.
The balance sheet remained strong, with stockholders’ equity increasing 8.0% to $9.81 million as of June 30, 2006, from $9.08 million on December 31, 2005. The Company completed the quarter with $337,096 in cash and a current ratio of 2.05 to 1.
RESULTS OF OPERATIONS
Three months and six months ended June 30, 2006 vs.
Three months and six months ended June 30, 2005
Net Sales: The Company recorded net sales of $10,661,222 for the three months ended June 30, 2006, an increase of $3,531,859, or 49.5%, from $7,129,363 for the same period in 2005. Net sales for original equipment manufacture (OEM) customers increased 55.5%. Revenue from sales of Winland proprietary products, primarily for the security/industrial markets, increased 11.6% while revenue from Engineering Services decreased 54.1%. The Company recorded net sales of $18,808,432 for the six months ended

June 30, 2006, an increase of $4,665,676, or 33.0%, from $14,142,755 for the same period in 2005. The net sales for original equipment manufacture (OEM) customers increased 36.3%. Sales of Winland proprietary products, primarily for the security/industrial markets, increased 12.2% while revenue from engineering design services decreased 24.1%.
As of June 30, 2006, the Company’s OEM customers have given the Company purchase orders having an aggregate value of $15.3 million for delivery during the remainder of 2006. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled in 2006, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions.
Cost of Sales: Cost of sales was $9,054,234 or 84.9% of net sales for the three months ended June 30, 2006, compared to $5,250,478 or 73.6% of net sales for the same period in 2005. Cost of sales for the six months ended June 30, 2006 were $15,545,662 or 82.7% of net sales compared to $10,564,622 or 74.7% of net sales for the same period in 2005. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance. Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.
Gross Profits: Gross profit can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency. Gross profit dollars decreased 14.5% to $1,606,988 or 15.1% of net sales for the three months ended June 30, 2006, compared to $1,878,885 or 26.4% of net sales for the same period in 2005. Gross profit dollars for the six months ended June 30, 2006 decreased 8.8% to $3,262,769 or 17.3% of net sales compared to $3,578,133 or 25.3% for the same period in 2005. The decrease in gross profit as a percentage of sales during the three and six months ended June 30, 2006 is attributable to the EnviroAlert EA200 and EA400 product replacement, the pricing in the new Select Comfort contract and the introduction of 59 and 92 new products, respectively. Introduction of these products meant higher production costs, component prep charges, manual component placements and manual testing; all of which reduced gross profits for the three and six months ended June 30, 2006. For the three months ended June 30, 2006, the decrease in gross profit was due to warranty expense of $458,428 ($415,000 relating to the EnviroAlert Enhancement Program See Note 5 above), increased salaries and related expenses of $105,882, depreciation expense of $42,543 and repair and maintenance expenses of $22,098. The decrease in gross profit dollars for the six months ended June 30, 2006 was due to warranty expense of $435,310 of which $415,000 relates to the EnviroAlert Enhancement Program (See Note 5 to our Condensed Financial Statements), increased salaries and related expenses of $222,062, depreciation expense of $67,545, and repair and maintenance expenses of $48,520.
Operating Expenses: Operating expenses were $1,128,772 and $2,282,532 or 10.6% and 12.1% of net sales for the three and six months ended June 30, 2006, respectively compared to $963,985 and $2,033,752 or 13.5% and 14.4% for the three and six months ended June 30, 2005. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.
General and administrative expense was $618,472 or 5.8% of net sales and $1,211,504 or 6.4% of net sales for the three and six months ended June 30, 2006, respectively, compared to $448,566 or 6.3% of net sales and $957,984 or 6.8% of net sales for the same periods in 2005. The increase in general and administrative expense for the three months ended June 30, 2006 is attributed to increased salaries and related expenses of $74,213, professional fees of $49,383, legal fees of $17,230 and board of directors expense of $14,635, offset in part by declines in investor relations of $13,020 and training related expenses of $9,562. The increase in general and administrative expense for the six months ended June 30, 2006 is attributed to increased salaries and related expenses of $92,081, professional fees of $60,366, board of directors expense of $52,529, legal fees of $23,733 and telephone expense of $14,138, offset in part by declines in investor relations of $22,735 and training related expenses of $9,073.
Sales and marketing expense (including project management) was $389,972 or 3.7% of net sales and $803,877 or 4.3% of net sales for the three and six months ended June 30, 2006, compared to $340,567 or 4.8% of net sales and $676,700 or 4.8% of net sales for the same periods in 2005. The increase in sales and marketing expense for the three months ended June 30, 2006 is attributed to increased salaries and related expenses of $40,633, promotional and trade show expenses of $22,479, offset in part by declines in legal fees of $9,425, training expenses of $5,445 and professional fees of $5,000. The increase in sales and marketing expense for the six months ended June 30, 2006 is attributed to increased salaries and related expenses of $111,840, promotional and trade show expenses of $31,753, offset in part by declines in legal fees $10,225, professional fees of $7,422, advertising expense of $5,457 and employee training expenses of $4,929.
Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $120,329 or 1.1% of net sales and $267,151 or 1.4% of net sales for the three and six months ended June 30, 2006, compared to $174,852 or 2.5% of net sales and $399,068 or 2.8% of net sales for the same periods in 2005. For the three months and six months ended June 30, 2006, the Company’s customers had increased research and development projects. The labor cost for these projects was transferred to Engineering Cost of Goods Sold and included in total Cost of Sales shown above. The transfer of COGS was offset with increases in new product development expenses of $77,567 and salaries and related expenses of $34,987 for the three months ended June 30, 2006 compared to the same period last year. For the six months ended June 30, 2006, the transfer of COGS was offset with increases in new product development expenses of $126,410 and salaries and related expenses of $102,524 compared to the same period last year.
Interest Expense: Interest expense was $30,596 or 0.2% of net sales and $59,379 or 0.3% of net sales for the three and six months ended June 30, 2006, compared to $30,164 or 0.4% of net sales and $59,973 or 0.4% of net sales for the same periods in 2005. During the first six months of 2006, the Company paid down $271,069 of long-term debt.
Net Income: The Company reported net income of $290,799 or $0.08 per basic share and $0.08 per diluted share and $601,821 or $0.17 per basic share and $0.16 per diluted share for the three and six months ended June 30, 2006, compared to net income of $566,539 or $0.16 per basic and $0.16 per diluted share and $941,353 $0.27 per basis share and $0.26 per diluted share for the same periods in 2005.
The Company used a blended federal and state income tax rate which was 35% and 39% for the three and six months ended June 30, 2006 and 2005, respectively. The difference in rates used is due to a change in property apportionment factors for Minnesota and Utah used when estimating state tax liabilities. The change in property apportionment factors is due to having inventory in the state of Utah versus in Minnesota for Select Comfort. At June 30, 2006, pre-tax income was $925,821 for 2006 and $1,543,353 for 2005, resulting in income tax expense of $324,000 and $602,000, respectively.
The Company believes inflation has not significantly affected its results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $92,590 for the six months ended June 30, 2006 compared to cash provided by operating activities of $1,370,198 for the six months ended June 30, 2005, a decrease of $1,462,788. This change was primarily due to increases in inventory and accounts receivable balances offset by increased accounts payable and depreciation expense. Cash used in investing activities was used to acquire capital equipment with a book cost of $1,002,898 and $299,235 for the six months ended June 30, 2006 and 2005, respectively. Financing activities provided cash in the amount of $800,000 and $230,000 by drawing on existing lines of credit for the six months ended June 30, 2006 and 2005, respectively. In addition, issuance of common stock provided $38,472 and $120,415 for the six months ended June 30, 2006 and 2005, respectively. The dollars provided by financing were used in part, to pay down long term debt of $271,069 and $232,816 for the six months ended June 30, 2006 and 2005, respectively.
The current ratio at June 30, 2006 was 2.05 to 1, compared to 2.98 to 1 at December 31, 2005. Working capital equaled $5,859,764 on June 30, 2006, compared to $5,992,118 on December 31, 2005.
The Company had $800,000 outstanding on the revolving line-of-credit agreement at June 30, 2006 and no outstanding balances as of December 31, 2005.
We believe that our cash balance, funds available under a line of credit agreement and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.
A summary of our contractual cash obligations as of June 30, 2006, excluding the line of credit is as follows:

	2006	2007	2008	2009	2010+	Total
US Bank — Mortgage	68,240	136,480	136,480	136,480	652,098	1,129,778

Wells Fargo Leasing — Equipment	38,916	—	—	—	—	38,916

M&I Bank Loan — Equipment	186,119	402,011	217,121	52,939	—	858,190

M&I Equipment Finance — Leased Equipment	53,146	142,975	142,975	142,975	232,803	714,874

Total	346,421	681,466	496,576	332,394	884,901	2,741,757

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
Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was valued at $198,900 as of June 30, 2006 and $191,900 as of December 31, 2005.
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

Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. There were no write offs for either the three or six month periods ended June 30, 2006 or 2005. The Allowance for Doubtful Accounts was valued at $20,000 for both periods ended June 30, 2006 and December 31, 2005.
Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. The allowance for rework and warranty costs was valued at $496,242 which includes the allowance of EnviroAlert product enhancement as of June 30, 2006 and $117,300 as of December 31, 2005. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.
Allowance for EnviroAlert Product Enhancement. We have established a warranty reserve for the return and replacement of the EA200 and EA400 products as described in Note 5 to our Condensed Financial Statements. The reserve reflects the estimated costs for return of non-functional products, replacement of currently installed units in the field and to provide incentives to dealers to carry out the replacements. Going forward, the estimated costs of this program will be reviewed during the third quarter of 2006 and beyond, with adjustments being made during the period in which they are identified. The Allowance for EnviroAlert Product Enhancement was reserved at $354,942 as of June 30, 2006 and $0 as of December 31, 2005.
Deferred Taxes. At June 30, 2006, the financial statements reflect deferred tax assets of $259,300 and deferred tax liabilities of $261,900. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.
Depreciation and Asset Impairment. The Company depreciates property and equipment over its estimated useful life. Impairment charges of $6,005 were taken for the three months ended June 30, 2006 with no impairment charges recorded during the same period in 2005.
Stock Based Compensation. The Company has two equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors; the 2005 Equity Incentive Plan and the 1997 Employee Stock Purchase Plan. Effective January 1, 2006, the Company began accounting for these plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS123R), using the modified-

prospective-transition method. The effect of using SFAS 123R was to decrease income before taxes and net income by $91,448 for the six months ended June 30, 2006. We use the Black Scholes option pricing model to estimate the fair value of stock based awards. The Company uses historical data to estimate option exercises and employee terminations used in the model. Expected volatility is based on daily historical fluctuations of the Company’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.
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
The Company derives a significant portion of its revenues from a small number of major OEM customers that are not subject to any long-term contracts with the Company. If any major customers should for any reason decrease the volume of their business or stop doing business with the Company, the Company’s business would be adversely affected. Some of the Company’s customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing. To the extent that the Company’s customers encounter difficulties or the Company is unable to meet the demands of its OEM customers, the Company’s revenues could be adversely affected.
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

ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls Procedures.
The Company’s Chief Executive Officer, Lorin E. Krueger, and Chief Financial Officer, Brian D. Lawrence, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.
(b) Changes in Internal Control.
During the period, the employment of the Company’s Chief Financial Officer was terminated and the Company’s Controller assumed the duties of the Chief Financial Officer thereby eliminating a review of a second individual from the preparation of the financial statements. This elimination of a second review may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets out shares of the Company’s Common Stock repurchased by the Company in the quarter ended June 30, 2006.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average Price	Purchased as Part of	Units) that May Yet
	of Shares (or Units)	Paid per Share (or	Publicly Announced	Be Purchased Under
Period	Purchased(1)	Unit)	Plans or Programs	the Plans or Programs
Apr. 1 — Apr. 30, 2006	4,776	$5.65	N/A	N/A
Total	4,776	$5.65	N/A	N/A

(1)	All of the shares were repurchased by the Company in connection with stock-for-stock option exercises by one employee.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting on May 9, 2006.
Proxies for the annual meeting were solicited pursuant Regulation 14A under the Securities and Exchange Act of 1394. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all nominees were elected.
The shareholders set the number of directors at five (5) by a vote of 3,265,040 shares in favor, with 1,989 shares voted against and 50,942 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

	Number of	Number of
Nominee	Votes For	Votes Withheld
Thomas J. de Petra	3,290,660	27,311
S. Robert Dessalet	3,290,440	27,531
Lorin E. Krueger	3,293,410	24,561
James L. Reissner	3,289,660	28,311
Richard T. Speckman	3,293,660	24,311

ITEM 5. OTHER INFORMATION
On June 28, 2006, the Company entered into a Master Lease of Personal Property with M&I Equipment Finance Company for the acquisition of capital equipment in an amount of up to $1,2000,000. The lease is filed as Exhibit 10.1 to this Form 10-QSB and is incorporated by reference herein as appropriate.
On February 2, 2006, the Company entered into Amendment No. 7 to the Credit and Security Agreement with M&I Marshall & Ilsley Bank to allow the Company to incur Capital Expenditures of up to $1,275,000 and $3,000,000 for calendar years 2005 and 2006, respectively.
On June 28, 2006, the Company entered into Amendment No. 8 to the Credit and Security Agreement with M&I Marshall & Ilsley Bank to extend its revolving line of credit and increase the amount under the line of credit to $4,000,000. An Amended and Restated Revolving Note in the amount of $4,000,000 was signed on behalf of the Company in favor of M&I Marshall & Ilsley Bank on June 28, 2006. This extends and increases the direct financial obligation of the Company. The Amendment No. 8 and Note are filed as Exhibit 10.2 to this Form 10-QSB and are incorporated by reference herein as appropriate.
ITEM 6. EXHIBITS
  See Exhibit Index following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: August 10, 2006	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive
Officer (Principal Executive Officer)

/s/ Brian D. Lawrence
Brian D. Lawrence, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-15637
June 30, 2006

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

10.1	Master Lease of Personal Property between the Company and M&I Equipment Finance Company dated June 28, 2006

10.2	Amendment No.7 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated February 2, 2006

10.3	Amendment No.8 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 28, 2006 and Amended and Restated Revolving Note dated June 28, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002