Form 10QSB
period 2006-09-30
WINLAND ELECTRONICS INC
filed 2006-11-07
CIK 749935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
Commission File Number: 0-15637
WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)
(507) 625-7231
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 3,591,356 shares of Common Stock, $.01 par value, outstanding as of November 6, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I-FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS

	September 30		December 31
	2006		2005
	(UNAUDITED)
ASSETS

Current Assets
Cash		$—		$865,181
Accounts receivable, net		5,238,521		4,033,241
Refundable Income taxes		54,603		48,298
Inventories
Raw materials	5,153,852		2,339,314
Work in process	614,948		163,778
Finished goods	1,628,392		1,212,297
Allowance for obsolete inventory	(198,900)		(191,900)

Total inventories		7,198,292		3,523,489
Prepaid expenses		381,238		311,240
Deferred income taxes		259,300		236,500

Total current assets		13,131,954		9,017,949

Other Assets		3,548		1,408

Property and Equipment, at cost:
Land and land improvements	382,901		272,901
Building	3,047,908		3,040,435
Machinery and equipment	6,797,856		5,537,094
Data processing equipment	1,046,217		1,205,585
Office furniture and equipment	418,109		412,219

Total property and equipment		11,692,991		10,468,234
Less accumulated depreciation		(5,846,053)		(5,540,097)

Net property and equipment		5,846,938		4,928,137

Total assets		$18,982,440		$13,947,494

See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS

	September 30	December 31
	2006	2005
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Revolving line of credit agreement	$1,526,000	$—
Current maturities of long-term debt	680,784	537,537
Accounts payable	3,023,338	1,486,998
Accrued expenses:
Compensation	840,945	801,116
Allowance for rework and warranty costs	302,032	117,300
Other	157,806	82,880

Total current liabilities	6,530,905	3,025,831

Long Term Liabilities
Long-term debt, less current maturities	1,819,436	1,424,863
Deferred income taxes	261,900	261,900
Deferred revenue	148,433	154,539

Total long-term liabilities	2,229,769	1,841,302

Stockholders’ Equity
Common stock	35,803	35,279
Additional paid-in capital	4,318,640	4,165,035
Retained earnings	5,867,323	4,880,047

Total stockholders’ equity	10,221,766	9,080,361

Total liabilities and stockholders’ equity	$18,982,440	$13,947,494

See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2006 and 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales	$9,586,152	$7,399,885	$28,394,584	$21,542,640
Cost of sales	7,827,719	5,700,612	23,373,382	16,265,235

Gross profit	1,758,433	1,699,273	5,021,202	5,277,405

Operating expenses:
General and administrative	591,828	432,673	1,803,331	1,390,657
Sales and marketing	392,570	321,205	1,196,447	997,904
Research and development	142,773	211,994	409,925	611,062

	1,127,171	965,872	3,409,703	2,999,623

Operating income	631,262	733,401	1,611,499	2,277,782

Other income (expenses):
Interest expense	(50,079)	(32,564)	(109,457)	(92,537)
Other income, net	6,573	15,195	11,535	74,040

	(43,506)	(17,369)	(97,922)	(18,497)

Income before income taxes	587,756	716,032	1,513,577	2,259,285

Income tax expense	(202,300)	(279,200)	(526,300)	(881,100)

Net income	$385,456	$436,832	$987,277	$1,378,185

Earnings per common share:
Basic	$0.11	$0.12	$0.28	$0.39
Diluted	0.11	0.12	0.27	0.38

Weighted-average number of common shares outstanding:
Basic	3,578,415	3,519,476	3,558,793	3,493,663
Diluted	3,645,336	3,690,430	3,655,078	3,649,174
See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(UNAUDITED)

	2006	2005
Cash Flows From Operating Activities
Net income	$987,277	$1,378,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock based compensation	107,514	—
Depreciation and amortization	565,644	419,529
Loss on disposal of equipment	6,005	1,202
Investor relations expense, non-cash warrant expense	3,123	27,957
Consulting expense, non-cash warrant expense	8,142	—
Deferred tax assets	(22,800)	—
Changes in assets and liabilities:
Accounts receivable	(1,205,280)	(767,319)
Refundable Income taxes	(6,305)	30,293
Inventories	(3,674,803)	(1,599,671)
Prepaid expenses	(73,121)	(210,275)
Accounts payable	1,536,340	1,575,891
Accrued expenses, deferred revenue and income taxes payable	292,825	157,340

Net cash provided by (used in) operating activities	(1,475,439)	1,013,132

Cash Flows From Investing Activities
Purchases of property and equipment	(535,273)	(429,148)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	1,526,000	(270,000)
Proceeds from notes payable to bank	—	500,000
Payments on long-term borrowings, including capital lease obligations	(418,942)	(378,848)
Proceeds from issuance of common stock	38,473	123,346

Net cash provided by (used in) financing activities	1,145,531	(25,502)

Net increase (decrease) in cash	(865,181)	558,482

Cash
Beginning	865,181	457,576

Ending	$—	$1,016,058

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$123,321	84,104
Income taxes	555,402	857,425

Supplemental Schedule of Noncash Financing Activities
Warrants Issued in Connection with Investor Relations Services to be Provided	$—	$37,477

Acquisition of property in exchange for capital leases	$957,317	$—

See Notes to the Condensed Financial Statements

WINLAND ELECTRONICS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying condensed unaudited financial information has been prepared by Winland Electronics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
Note 2. Earnings Per Common Share
Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended September 30, 2006 and 2005 was to increase weighted-average shares outstanding by 66,921 and 170,954, respectively. The dilutive effect of the additional shares for the nine months ended September 30, 2006 and 2005 was to increase weighted-average shares outstanding by 96,285 and 155,511, respectively.
Note 3. Financing Arrangement
The Company has a $4,000,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, expiring June 29, 2007, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the LIBOR rate plus two and one-half percent (2.5%), which was 7.82% as of September 30, 2006. Advances outstanding on the revolving line of credit agreement as of September 30, 2006 and December 31, 2005 were $1,526,000 and $0, respectively.
On June 28, 2006, the Company entered into a Master Lease of Personal Property with M&I Equipment Finance Company of Minneapolis, Minnesota. Under the lease, the Company will be able to acquire new capital equipment to be used in the Company’s manufacturing processes in an amount of up to $1,200,000. As of September 30, 2006, the Company had drawn funds under this lease agreement totaling $957,317.

Note 4. Major Customers and Enterprise-wide Disclosures
Major Customers: The Company has customers that accounted for more than 10 percent of net sales for the three and nine months ended September 30, 2006 and 2005 as follows:

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Sales percentage:
Customer A	38%	54%
Customer B	23%	2%

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Sales percentage:
Customer A	42%	55%
Customer B	20%	1%
The above customers had net receivables at September 30, 2006 and 2005 as follows:

	September 30, 2006	September 30, 2005
Accounts receivable percentage:
Customer A	25%	39%
Customer B	15%	5%
Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Proprietary microprocessors and mechanically controlled sensors and alarms	$859,381	714,801
Electronic controls and assemblies for OEM customers	8,679,220	6,611,794
Engineering Design Services	26,597	58,041
Freight Out	20,954	15,250

	$9,586,152	$7,399,885

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Proprietary microprocessors and mechanically controlled sensors and alarms	$2,477,373	2,157,576
Electronic controls and assemblies for OEM customers	25,676,196	19,077,407
Engineering Design Services	180,108	260,253
Freight Out	60,907	47,404

	$28,394,584	$21,542,640

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
During the second quarter of 2006, the Company identified interference issues with some installations of its EnviroAlert EA200 and EA400 that could affect temperature and humidity readings and cause some units in the most extreme cases to lock up and become nonfunctional. The problem is highly unusual but can occur in installations where there are high levels of radio frequency (RF) interference or high stray transient voltage present. The Company has modified the product circuit board to enhance the rejection of this type of interference and enable the product to exceed the normal United States standards as well as the more stringent CE European rejection standards. On May 26, 2006, the Company announced a product enhancement program to replace existing new product inventory held by distributors or dealers with units including the updated circuit board and provide updated circuit boards to dealers at no cost until September 30, 2006 as well as an incentive to dealers to install the updated circuit board in products in the field. The costs, associated with replacing the units, circuit boards and incentives, to the Company’s distributors and dealers, are estimated at approximately $415,000. The Company has also authorized distributors and dealers to return all potential nonfunctional EA200 and EA400 products they have in their inventory. The Company established an initial reserve of $415,000 for these items during the second quarter of 2006. During the third quarter, the Company revised its reserve estimate to $238,000 based on actual costs realized to date and the estimated remaining return rate from dealers and distributors. The effect of this reduction was to decrease cost of goods sold for the third quarter by $177,000. As of September 30, 2006, the reserve balance specifically related to EA200 and EA400 products was $149,832.
Changes in the Company’s warranty liability during the three and nine month periods, are approximately as follows:

	Three Months Ended September 30,
	2006	2005
Balance, Beginning	$496,242	$119,725
Accruals for products Sold	20,398	40,093
Charges in accruals for pre-existing warranties	(214,607)	(37,893)

Balance, Ending	$302,032	$121,925

	Nine Months Ended September 30,
	2006	2005
Balance, Beginning	$117,300	$128,000
Accruals for products Sold	477,071	103,339
Charges in accruals for pre-existing warranties	(292,339)	(109,414)

Balance, Ending	$302,032	$121,925

Note 6. Warrants and Stock-Based Compensation Plans
Warrants: On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The term of each 10,000 share increment will extend three years from the date of vesting. On September 30, 2006, warrants to purchase 20,000 share of common stock were exercisable and outstanding. The exercise price of such outstanding warrants is $3.96 per share.
The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement. Investor relations expense from the amortization of warrants was $0 and $9,369 for the three months ended September 30, 2006 and 2005 respectively. Investor relations expense from the amortization of warrants was $3,123 and $27,957 for the nine months ended September 30, 2006 and 2005 respectively. In addition, the total estimated fair value of the outstanding warrants, $37,477, is reflected in the stockholders’ equity section at September 30, 2006 and December 31, 2005.
On February 16, 2006, the Company granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share. The Company scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007. Upon completion of the performance of Board Assets, Inc as facilitator for each of those meetings, 2,500 shares vest. Warrants expire on February 16, 2016, if not exercised. During the three months ended September 30, 2006, the first 2,500 shares vested at a fair value of $3.26 amounting to $8,142 of expense booked to consulting expenses for the period.
On September 9, 2006, the Company granted to Steven P. Friswold and Bruce H. Senske, principals of Genoa Business Advisors, LLC (“Genoa”), warrants for each to purchase 10,000 shares of common stock at an exercise price of $3.40 per share. The Company and Genoa have developed two strategic business initiatives for which Genoa must execute in order for the warrants to vest. These warrants shall vest and become exercisable to the extent of 5,000 shares each upon completion of Initiative I by Genoa and 5,000 shares each upon completion of Initiative 2 by Genoa. The warrants terminate on September 6, 2011, if not exercised.
Stock option and employee stock purchase plans: As of September 30, 2006, the Company had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors. Previous to this plan, the 1997 Stock Option Plan was in effect. The plans are as follows:
2005 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock. Currently, this is the only plan under which awards are authorized for grant. As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares. Awards issued under the plan to date include 42,000 shares of incentive stock options and 44,000 nonqualified stock options all 86,000 of which are outstanding and 44,000 of which are vested at September 30, 2006.
1997 Stock Option Plan – This plan provided for grants in both the form of incentive stock options and nonqualified stock options. The plan was terminated as to future grants in May 2005. At September 30, 2006 there were 187,540 options outstanding of which 135,890 are vested.
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
Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company did not recognize the value of stock-based compensation issued to employees and directors in its Statements of Income prior to January 1, 2006, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Nine Months Ended September 30,
	2006	2005
Expected life, in years	5.69	7.46
Expected volatility	81.20%	92.81%
Risk-free interest rate	4.74%	3.98%
Dividend yield	0.00%	0.00%
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
As a result of adopting SFAS 123R on January 1, 2006, our net income for the three and nine months ended September 30, 2006 was $10,319 and $107,514 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.
We receive a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Statements of Cash Flows. In accordance with SFAS 123R, we will revise our Statements of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the three and nine months ended September 30, 2006, there were no exercises which triggered tax benefits, therefore net cash provided by financing activities was unchanged as a result of the adoption of SFAS 123R.

Net cash proceeds from the exercise of stock options were $0 and $28,522 for the three and nine months ended September 30, 2006, respectively. For the nine months ended, 30,847 options were exercised in a stock swap, using previously owned shares of the Company’s common stock as payment for the shares.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

For the Nine Months Ended
September 30, 2005
Net income, as reported	$1,378,185
Deduct: Total stock-based compensation expense Determined under fair value based method for all Awards, net of related tax effects	(65,283)

Pro forma net income	$1,312,902

Earnings per share:
Basic, as reported	$.39
Basic, pro forma	$.38
Diluted, as reported	$.38
Diluted, pro forma	$.36
At September 30, 2006, there was $110,801 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.32 years.
The following table represents stock option activity for the nine months ended September 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at January 1, 2006	265,571	$2.25
Granted	86,500	3.74
Exercised	(55,535)	1.67
Forfeited	(496)	2.87

Outstanding options at September 30, 2006	296,040	$2.79	3.93 Yrs

Outstanding exercisable at September 30, 2006	182,480	$2.83	3.83 Yrs

At September 30, 2006, the aggregate intrinsic value of options outstanding was $251,191, and the aggregate intrinsic value of options exercisable was $163,020. Total intrinsic value of options exercised was $181,803 for the nine months ended September 30, 2006.
Note 7. New Accounting Standards
Effective January 1, 2006, the Company adopted FASB issued Statement No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement had no impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2006.
Effective January 1, 2006, the Company adopted FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement. The adoption of this statement had no impact on the Company’s financial statements for the three and nine months ended September 30, 2006.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the tax effects from an uncertain tax position can be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

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
Executive Summary
The Company reported its second strongest revenue quarter reporting $9.6 million in sales on the heels of its record $10.7 million reported last quarter. The $9.6 million represents an increase of 29.5% compared to $7.4 million reported for the same period last year. The Company introduced 26 new products to manufacturing which put pressure on operating efficiencies causing gross profits to decline. The Company also experienced lower gross profits based on price contracts with Select Comfort which were awarded during the first quarter of 2006. Even with these pressures, the Company was able to report $1.8 million gross profit or 18.3% of net sales for the third quarter of 2006 compared to the $1.7 million or 23.0% reported during the third quarter of 2005. The Company continued leveraging its business model realizing a decrease in total operating expenses as a percent of net sales. Operating expenses for the three months ended September 30, 2006 were $1,127,170 or 11.8% of net sales compared to $965,872 or 13.0% for the same period last year. Operating income as a percent of net sales decreased to 6.6% or $631,262 for the three months ended September 30, 2006 compared to 9.9% or $733,401 reported for the same period last year. Net income as a percent of net sales decreased to 4.0% or $385,456, $0.11 per basic and fully diluted share for the three months ended September 30, 2006, from 5.9% or $436,832, $0.12 per basic and fully diluted share for the same period last year. The Company utilized 3.7 and 3.6 million diluted shares in its calculations of diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively.
The balance sheet remained strong, with stockholders’ equity increasing 12.6% to $10.2 million as of September 30, 2006, from $9.08 million on December 31, 2005. The Company completed the quarter with a current ratio of 2.05 to 1 and working capital of $6,601,049.
RESULTS OF OPERATIONS
Three months and nine months ended September 30, 2006 vs.
Three months and nine months ended September 30, 2005
Net Sales: The Company recorded net sales of $9,586,152 for the three months ended September 30, 2006, an increase of $2,186,267 or 29.5%, from $7,399,885 for the same period in 2005. The gross sales for original equipment manufacture (OEM) customers increased 31.3% while sales of Winland proprietary products, primarily for the security/industrial markets, increased 20.2%.
The Company recorded net sales of $28,394,584 for the nine months ended September 30, 2006, an increase of $6,851,943 or 31.8%, from $21,542,640 for the same period in 2005. The gross sales for original equipment manufacture (OEM) customers increased 34.6% while sales of Winland proprietary products, primarily for the security/industrial markets, increased 14.8%.
As of September 30, 2006, the Company’s OEM customers have given the Company purchase orders having an aggregate value of $13.2 million for delivery during the remainder of 2006 and into 2007. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled in 2006 and beyond, these customers may terminate the orders or their relationship with the Company at any time pursuant to certain cancellation provisions.
Cost of Sales: Cost of sales was $7,827,720 or 81.7% of net sales for the three months ended September 30, 2006, compared to $5,700,613 or 77.0% of net sales for the same period in 2005. Cost of sales for nine months ended September 30, 2006 were $23,373,382 or 82.3% of net sales compared to $16,265,235 or 75.5% of net sales for the same period in 2005. The Company includes material and supplies, direct labor, miscellaneous manufacturing expenses and engineering project expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance. Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.
Gross Profits: Gross profit can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and efficiencies in manufacturing and engineering design services. Gross profit dollars increased 3.5% to $1,758,433 or 18.3% of net sales for the three months ended September 30, 2006, compared to $1,699,273 or 23.0% of net sales for the same period in 2005. Gross profit dollars for the nine months ended September 30, 2006 decreased 4.9% to $5,021,202 or 17.7% of net sales compared to $5,277,406 or 24.5% of net sales for the same period in 2005. The decrease in gross profit as a percentage of sales is attributable to the new Select Comfort contract, changing customer mix, inefficiencies in engineering design as well as during the three and nine months ended September 30, 2006, the introduction of 26 and 85 new or revised products, respectively. Introduction of these products meant additional production costs, component prep charges, manual component placements and manual testing; all of which reduced the gross profit percentage for the three and nine months ended September 30, 2006. For the three months ended September 30, 2006 gross profit dollars increased due to the increase in net sales and a decrease in warranty expense of $177,000 resulting from a decrease in our allowance estimate for the EnviroAlert Product Enhancement as described in Note 5 to our Condensed Financial Statements. Increased gross profit dollars were offset by increases in indirect salaries and related expenses of $93,712, plant re-layout expenses of $80,347, depreciation of factory equipment of $53,760, direct salaries and related expenses of $38,826. Additionally, gross profit dollars were reduced by inefficiencies of an engineering design project amounting to $206,274. For the nine months ended September 30, 2006 the gross profit dollars decreased due to increases in indirect salaries and related expenses of $238,057, plant re-layout expenses of $107,168, depreciation of factory equipment of $122,093, direct salaries and related expenses of $105,604, warranty expense of $238,297, supplies expense of $36,991, equipment repair and maintenance of $24,309, and small tools expense of $22,509. The monies expensed for plant re-layout will improve product flow and efficiencies in our manufacturing processes.
Operating Expenses: Operating expenses were $1,127,170 and $3,409,702 or 11.8% and 12.0% of net sales for the three and nine months ended September 30, 2006, respectively compared to $965,872 and $2,999,624 or 13.0% and 13.9% for the three and nine months ended September 30, 2005. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.
General and administrative expense was $591,828 or 6.2% of net sales and $1,803,331 or 6.4% of net sales for the three and nine months ended September 30, 2006, respectively, compared to $432,673 or 5.8% of net sales and $1,390,657 or 6.5% of net sales for the same periods in 2005. The increase in general and administrative expense for the three months ended September 30, 2006 is attributed to increased professional fees of $89,629, consulting expense of $36,309, and salaries and related expenses of $33,023 offset in part by declines in legal fees of $21,410 and investor relations of $15,450. The increase in general and administrative expense for the nine months ended September 30, 2006 is attributed to increased professional fees of $151,195, salaries and related expenses of $125,970, board of directors expense of $60,149 and consulting expenses of $36,309, offset in part by declines in investor relations of $38,185 and training related expenses of $11,347.
Sales and marketing expense (including project management) was $392,570 or 4.1% of net sales and $1,196,447 or 4.2% of net sales for the three and nine months ended September 30, 2006, compared to $321,205 or 4.3% of net sales and $997,904 or 4.6% of net sales for the same periods in 2005. The increase in sales and marketing expense for the three months ended September 30, 2006 is attributed to increased salaries and related expenses of $63,578 and promotional and trade show expense of $5,038. The increase in sales and marketing expense for the nine months ended September 30, 2006 is attributed to increased salaries and related expenses of $175,737, promotional and trade show expenses of $29,685, offset in part by declines in legal fees $10,785 and professional fees of $10,000.
Research and development expense (including the development of new Company products as well as design services and support to the OEM customer base) was $142,773 or 1.5% of net sales and $409,925 or 1.4% of net sales for the three and nine months ended September 30, 2006, compared to $211,994 or 2.9% of net sales and $611,062 or 2.8% of net sales for the same periods in 2005. For the three months and nine months ended September 30, 2006, the Company’s customers had increased research and development projects. The labor cost for these projects was transferred to Engineering Cost of Goods Sold and included in total Cost of Sales shown above. The transfer of COGS was offset with increases salaries and related expenses of $19,215 attributed to the decrease in research and development expenses for the three months ended September 30, 2006 compared to the same period last year. The transfer of COGS was offset with increases in salaries and related expenses of $122,016 and new product development expenses of $117,179 attributed to the decrease in research and development expenses for the nine months ended September 30, 2006 compared to the same period last year.
Interest Expense: Interest expense was $41,299 or 0.4% of net sales and $100,677 or 0.4% of net sales for the three and nine months ended September 30, 2006, compared to $32,564 or 0.4% of net sales and $92,537 or 0.4% of net sales for the same periods in 2005. During the first nine months of 2006, the Company paid down $418,942 of long-term debt.
Net Income: The Company reported net income of $385,456 or $0.11 per basic share and $0.11 per diluted share and $987,277 or $0.28 per basic share and $0.27 per diluted share for the three and nine months ended September 30, 2006, respectively, compared to net income of $436,832 or $0.12 per basic and $0.12 per diluted share and $1,378,185 or $0.39 per basis share and $0.38 per dilutive share for the same periods in 2005.

The Company used a blended federal and state income tax rate which was 35% and 39% for the three and nine months ended June 30, 2006 and 2005, respectively. The difference in rates used is due to a change in property apportionment factors for Minnesota and Utah used when estimating state tax liabilities. The change in property apportionment factors is due to having inventory in the state of Utah versus in Minnesota for Select Comfort. At September 30, 2006, pre-tax income was $1,513,577 for 2006 and $2,259,285 for 2005, resulting in income tax expense of $526,300 and $881,100, respectively.
The Company believes inflation has not significantly affected its results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $1,475,439 for the nine months ended September 30, 2006 due in large part to increases in inventory and accounts receivable balances. Cash used in investing activities was used to acquire capital equipment with a book cost of $535,273 for the nine months ended September 30, 2006. Financing activities provided cash in the amount of $1,526,000 by drawing on existing lines of credit for the nine months ended September 30, 2006. In addition, issuance of common stock provided $38,473 for the nine months ended September 30, 2006. The dollars provided by financing were used in part, to pay down long term debt of $418,942 for the nine months ended September 30, 2006.
The current ratio at September 30, 2006 was 2.01 to 1, compared to 2.98 to 1 at December 31, 2005. Working capital equaled $6,601,049 on September 30, 2006, compared to $5,992,118 on December 31, 2005.
The Company had $1,526,000 outstanding on the revolving line-of-credit agreement at September 30, 2006 and no outstanding balances as of December 31, 2005.
We believe that funds available under a line of credit agreement and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.
A summary of our contractual cash obligations as of September 30, 2006, excluding the line of credit is as follows:

	2006	2007	2008	2009	2010+	Total
Term Loans (including interest)	$137,830	$538,491	$353,601	$189,419	$652,098	$1,871,439

Capital Leases (including interest)	73,635	232,274	232,274	232,274	391,499	1,161,955

Total	$211,465	$770,764	$585,875	$421,693	$1,043,597	$3,033,394

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
Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was valued at $198,900 as of September 30, 2006 and $191,900 as of December 31, 2005.
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

Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. There were no write offs for either the three or nine month periods ended September 30, 2006 or 2005. The Allowance for Doubtful Accounts was valued at $20,000 for both periods ended September 30, 2006 and December 31, 2005.
Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior six-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. The allowance for rework and warranty costs was valued at $302,032 which includes the allowance of EnviroAlert product enhancement as of September 30, 2006 and $117,300 as of December 31, 2005. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.
Allowance for EnviroAlert Product Enhancement. We have established a warranty reserve for the return and replacement of the EA200 and EA400 products as described in Note 5 to our Condensed Financial Statements. The reserve reflects the estimated costs for return of non-functional products, replacement of currently installed units in the field and to provide incentives to dealers to carry out the replacements. Going forward, the estimated costs of this program will be reviewed during the fourth quarter of 2006 and beyond, with adjustments being made during the period in which they are identified. The Allowance for EnviroAlert Product Enhancement was $149,832 as of September 30, 2006 and $0 as of December 31, 2005.
Deferred Taxes. At September 30, 2006, the financial statements reflect deferred tax assets of $259,300 and deferred tax liabilities of $261,900. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.
Stock Based Compensation. The Company has two equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors; the 2005 Equity Incentive Plan and the 1997 Employee Stock Purchase Plan. Effective January 1, 2006, the Company began accounting for these plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS123R), using the modified-prospective-transition method. The effect of using SFAS 123R was to decrease income before taxes and net income by $107,514 for the nine months ended September 30, 2006. We use the Black Scholes option pricing model to estimate the fair value of stock based awards. The Company uses historical data to estimate option exercises and employee terminations used in the model. Expected volatility is based on daily historical fluctuations of the Company’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.
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

ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls Procedures.
The Company’s Chief Executive Officer, Lorin E. Krueger, and Chief Financial Officer, Glenn A. Kermes, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.
(b) Changes in Internal Control.
During the second quarter, the employment of the Company’s Chief Financial Officer was terminated and the Company’s Controller assumed the duties of the Chief Financial Officer thereby eliminating a review of a second individual from the preparation of the financial statements during the current reporting period. This elimination of a second review may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) On September 6, 2006, the Company issued a five-year warrant to purchase 10,000 shares of the Company’s Common Stock at $3.40 per share to each of two principals of a consulting firm as partial consideration for certain services to be provided to the Company. The warrants become exercisable as to 5,000 shares upon the completion of each initiative set forth in the warrants. The Company has relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
(b) The following table sets out shares of the Company’s Common Stock repurchased by the Company in the quarter ended September 30, 2006.

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number		Purchased as Part of	Units) that May Yet Be
	of Shares (or Units)	(b) Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Repurchased(1)	per Share (or Unit)	or Programs	Plans or Programs
Jul. 1 - Jul. 31, 2006	8,156	$3.70	N/A	N/A
Total	8,156	$3.70	N/A	N/A

(1)	All of the shares were repurchased by the Company in connection with a stock-for-stock option exercises by one former employee.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Exhibit Index following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)
Dated: November 6, 2006	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief
Executive Officer (Principal Executive Officer)

/s/ Glenn A. Kermes
Glenn A. Kermes, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-15637
September 30, 2006

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