Form 10KSB
period 2006-12-31
WINLAND ELECTRONICS INC
filed 2007-03-28
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	Commission File No.: 1-15637

WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)
________________________

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
Yes ☐ No ☑

Issuer’s revenues for fiscal year ended December 31, 2006: $37,945,004

The aggregate market value of the Common Stock held by non-affiliates as of March 16, 2007 was approximately $11,121,997 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,600,856 shares of Common Stock, $.01 par value, outstanding as of March 16, 2007.
________________________

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Company’s Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Winland Electronics, Inc. (the “Company”) was incorporated as a Minnesota corporation in October 1972. The Company designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization. Revenues from OEM customers provided 91.3% of the Company’s total revenue in 2006. The Company continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security products, which accounted for 8.7% of the Company’s total revenue in 2006.

PRODUCTS

The Company designs, produces and distributes products in two product categories defined as “Electronic Manufacturing Services (“EMS”) for OEM Customers” and “Proprietary Products and Services,” primarily for the Security/Industrial markets.

Electronic Manufacturing Services for OEM Customers:

The Company designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers. The Company is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement the Company’s contract manufacturing capabilities. The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support. These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty. The Company views EMS customers as strategic partners and works to provide these “partners” with high level customer care and technical services. Although the Company has purchase orders in place from many of its OEM customers that are scheduled to be fulfilled in 2007, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers. Sales to OEM customers accounted for 91.3% and 89.9% of the Company’s total net sales during 2006 and 2005, respectively.

Proprietary Products:

The Company’s proprietary products include an established family of environmental security products that can monitor critical environments. The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms. These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures. The Company’s “ALERT” series of products may be connected to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions. Proprietary product sales accounted for 8.7% and 10.1% of the Company’s total net sales for 2006 and 2005, respectively.

Marketing and Distribution:

The Company markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts along with a referral network to promote its services and uncover new opportunities. Management believes that a direct sales force augmented by a referral network strategy effectively provides Winland an opportunity to build market share in the EMS (Electronic Manufacturing Services) market. One of the Company’s key marketing objectives is to form long-term business partnerships with OEM customers by working directly with the customer to develop a degree of technological interdependence between the Company and the customer. With this in mind, the Company has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs. The Company plans to achieve continued growth in OEM sales by providing its customers added value with a customer intimate strategy that is centered in exceptional service, application specific technical expertise, and exceptional quality.

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

Patents, Trademarks and Licenses:

The Company holds federal trademark registrations for marks used in the Company’s business as follows: WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY and ENVIROALERT.

Seasonality and Working Capital:

Due to the diversity of the Company’s customer mix, the Company’s business and working capital needs are not seasonal. Changes in the types of products produced for significant OEM customers could materially affect the seasonality of the Company’s business in future years.

Significant Customers:

The Company has worked to develop long-term relationships with its OEM customers that are mutually beneficial. Due to the nature of the Company’s contract manufacturing relationships, there is a significant degree of dependence between these customers and the Company. Net sales to Select Comfort Corporation (Select) equaled $14.5 million, or 38.3% of total net sales in 2006 and $15.9 million, or 52.1% of total net sales in 2005. Select is a Minnesota based air-sleep system manufacturer in the bedding industry. Net sales to XATA Corporation (XATA) equaled $7.2 million, or 18.9% of total net sales in 2006 and $1.5 million, or 4.9% of total net sales in 2005. XATA is a Minnesota based onboard fleet management solutions provider for the trucking industry. No other customer equaled or exceeded 10% of net sales for 2006 or 2005.

In 2006, nearly 41.1% of all proprietary products sales were to one of the world’s largest security products distributors.

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

Research and Development:

Throughout 2006, the Company has worked to provide full-service solutions to its OEM customers by offering varied design technologies such as wireless communications and embedded software design for control systems. The Company’s engineering department is staffed with experienced electrical and software engineers that provide a wide range of customer services, including: conceptual design; custom enclosures and 3D modeling; board level, subsystem, and high-level assembly; PCB layout; analog and digital design, embedded systems and software; sensors, power and motor controls, and low power radio frequency design. The Company believes that with its internal engineering department and approved outside engineering consultants it will be able to meet the current needs of its customer base. The Company spent $642,330 or 1.7% of net sales for research and development expenses for the year ended December 31, 2006, compared to $798,138 or 2.6% of net sales for 2005.

Effect on Environmental Regulations:

There are two European Union (“EU”) directives which could affect our business and results. The Restriction of the use of Certain Hazardous Substances (“RoHS”) became effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, including lead, which is the most relevant restricted substance to the Company.

The second EU directive is the Waste Electrical and Electronic Equipment directive, effective in August 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU.

Since both of these directives affect the worldwide electronics supply-chain, we have made collaborative efforts with our suppliers and customers to develop compliant processes and products. The continued cost of such efforts, the degree to which we will be expected to absorb such costs, the impact that the directive may have on product shipments and our liability for non-compliant product is not yet known, but could have a material effect on our operations and results.

Evaluations of controls required by Section 404 of the Sarbanes-Oxley Act:

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company’s systems into compliance with Section 404.

Foreign Operations and Export Sales:

The Company derived less than 1% of its revenues from sales outside the United States for both 2006 and 2005.

Personnel:

At December 31, 2006, the Company had 143 employees (138 full-time and 5 part-time). During 2006 and 2005, the Company also used temporary labor services during peak production times. The Company is not subject to a collective bargaining agreement, and it considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns its office and manufacturing facility located in Mankato, Minnesota. The 58,000 square foot building consists of 15,500 square feet of office space, 32,500 square feet of manufacturing space and 10,000 square feet of warehouse space, all of which is used by the Company. Management believes the current facility adequately supports the Company’s present and near future operations. Management believes its property is adequately covered by insurance. The Company’s office and manufacturing facility is subject to mortgages with an aggregate debt of $826,394 as of December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position

Lorin E. Krueger	51	President, Chief Executive Officer,
		Secretary and Director

Glenn A. Kermes	46	Chief Financial Officer

Terry E. Treanor	44	Vice President of Manufacturing

Dale A. Nordquist	52	Senior Vice President of Sales and Marketing

Gregory W. Burneske	45	Vice President of Engineering

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

Glenn A. Kermes has served as our Chief Financial Officer since October 2006. From September 2004 to June 2006, Mr. Kermes served as Vice President and Chief Financial Officer of Ross Manufacturing, a manufacturer of frozen dessert equipment. From January 2004 to September 2004, Mr. Kermes served as North American Controller for the Kendro Division of SPX Corporation. Mr. Kermes served as Operations Controller for the Newell Rubbermaid Hand Tools Division from July 2002 to January 2004. Prior to that, he served in several other financial positions.

Terry E. Treanor has served as our Vice President of Manufacturing since June 1996. He joined the Company in 1994 serving in various capacities, including Quality Assurance Manager and Operations Manager. Mr. Treanor was employed by Onan Corp., a power generation company, from January 1985 until July 1994, serving most recently as Supplier Quality Engineer.

Dale A. Nordquist has served as our Senior Vice President of Sales and Marketing since December 2002. From October 2001 to December 2002, Mr. Nordquist was our Vice President of Sales - EMS Western Region. From May 1999 to October 2001, Mr. Nordquist served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc., which filed for Chapter 7 bankruptcy in January 2001 and was acquired by MagStar Technologies, Inc. in February 2001. From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultra-miniature electronic devices and high technology products incorporating these devices.

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
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the American Stock Exchange (“AMEX”) under the symbol WEX. The following table sets forth the high and the low bid quotations, as reported by AMEX.

Fiscal Year Ended December 31, 2006	Low	High

First Quarter	3.37	5.75
Second Quarter	2.95	7.19
Third Quarter	3.25	3.90
Fourth Quarter	3.02	4.19

Fiscal Year Ended December 31, 2005

First Quarter	3.95	5.19
Second Quarter	3.11	5.09
Third Quarter	3.20	7.44
Fourth Quarter	3.15	5.43

On March 16, 2007, the fair market value of the Company’s Common Stock was $3.33 based on the closing sale price quoted by AMEX on that date. As of December 31, 2006, the Company had approximately 397 shareholders of record.

The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company, restrictive debt covenants and such other factors as are deemed relevant by the Board of Directors. There were no dividends paid on Common Stock during 2006.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - 2006 vs. 2005

Net Sales: The Company recorded net sales of $37,945,004 for the year ended December 31, 2006, an increase of $7,512,044 or 24.7% from $30,432,960 for 2005. Nine new OEM customers provided 19.5% of this increase along with increased net sales to several long term customers. The increase in net sales to OEM customers was offset, in part, by a 8.3% reduction in net sales to Select Comfort. The Company was successful in introducing 164 new or revised line items for new and existing customers. Sales of Winland’s proprietary products, primarily the security/industrial sector increased 6.5% to $3,286,980 for 2006 compared to $3,086,555 for 2005. As a percentage of total sales, proprietary product sales were 8.7% and 10.1% for the twelve months ended December 31, 2006 and 2005, respectively.

The Company’s Original Equipment Manufacture (OEM) customers have given the Company purchase orders and forecasts having an aggregate value of $19.6 million to be completed during 2007. The Company expects to receive additional orders from current OEM customers for 2007 and future production. Although the Company has purchase orders in place from many of its OEM customers, which are scheduled to be fulfilled in 2007, these customers may terminate their relationship with the Company at any time, with certain cancellation provisions. Therefore, there is no assurance that the Company will continue to be engaged by any of these customers.

On March 20, 2006, the Company entered into a new agreement with Select Comfort, its largest customer, which replaced a prior agreement with Select Comfort that granted the Company exclusive rights within the U.S. to supply certain products to Select Comfort. Under the terms of the new agreement, the Company has revised the pricing of the products it manufactures for Select Comfort and the new pricing represents a lower overall margin contribution to the Company. Under the new agreement, the Company will be one of two suppliers of electronic assemblies to Select Comfort and expects to receive approximately 50 percent of Select Comfort’s total electronics assembly demand. The new agreement calls for periodic performance reviews for quality, delivery and price.

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

Cost of Sales: Cost of sales was $31,439,758 or 82.9% of net sales for year ended December 31, 2006, compared to $23,134,362 or 76.0% of net sales for the same period in 2005. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.

Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and certain freight costs.

Gross Profits: Gross profits can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency. Gross profit was $6,505,246 or 17.1% of net sales for the year ended December 31, 2006 compared to $7,298,598 or 24.0% of net sales for the same period in 2005. Gross profit dollars decreased 10.9% for 2006 compared to 2005. The decrease in gross profit as a percentage of sales is attributable to reduced margins on Select Comfort sales due to adjusted pricing with the new agreement, continued margin pressure from other customers on existing products and costs of introducing new or revised products to manufacturing. In addition, gross profits decreased due to increases in indirect personnel expenses of $388,752, research & development application of $333,423 for specific jobs, depreciation expenses of $199,685 and plant re-layout expenses of $121,120, offset, in part, by decreases in employee training of $31,811 and prototype supplies of $26,178.

Operating Expenses: Operating expenses were $4,758,916 or 12.5% of net sales for the year ended December 31, 2006 compared to $4,079,049 or 13.4% for the same period ended December 31, 2005. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, program management, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.

General and administrative expenses were $2,479,584 or 6.5% of net sales for the year ended December 31, 2006 compared to $1,901,478 or 6.2% of net sales for the same period in 2005. The increase in general and administrative expense for the year ended December 31, 2006 is attributed to increased professional fees of $270,574, personnel expenses of $152,539, board of directors expense of $68,495, telephone expense of $19,389 offset in part by declines in investor relations expense of $41,932 and a $22,192 reduction in bad debt write offs. Of the significant increase in professional fees, $89,099 relates to consulting services to aid developing and documenting the Company’s internal control documentation for compliance with Sarbanes-Oxley Section 404. The Company spent $51,153 on its executive search for a CFO while $40,488 was spent for consultants who aided in developing strategic initiatives for the Company and $40,000 for merger and acquisition initiatives.

Sales and marketing expenses (including project management) were $1,637,002 or 4.3% of net sales for the year ended December 31, 2006 compared to $1,379,433 or 4.5% of net sales for the same period in 2005. The increase in sales and marketing expense for the year ended December 31, 2006 is attributed to increased personnel expenses of $198,750, promotional and trade show expenses of $44,839, travel expenses of $22,666, and professional search fees of $17,745 offset in part by declines in employee training of $10,903 and advertising expenses of $10,652.

Research and development expenses (including the development of new Company products as well as design services and support to the OEM customer base) were $642,330 or 1.7% of net sales for year ended December 31, 2006, compared to $798,138 or 2.6% of net sales for the same period in 2005. For the twelve months ended December 31, 2006, the Company’s customers had increased research and development projects. Labor cost of $333,423 for these projects was transferred to Engineering Cost of Goods Sold and included in total Cost of Sales shown above. This transfer in COGS was offset in part by increased research and development expenses of $115,733, personnel expenses of $107,232 and professional search fees of $19,500.

Interest Expense: Interest expense was $187,570 or 0.5% of net sales and $124,485 or 0.4% of net sales for the year ended December 31, 2006 and 2005, respectively. During 2006, the Company paid down $586,852 of long-term debt, added new long term debt of $957,317 and had outstanding balances on its revolving credit agreement.

Net Income: The Company reported net income of $1,038,096 or $0.29 per basic share and $0.28 per diluted share for the year ended December 31, 2006, compared to net income of $2,049,356 or $0.59 per basic share and $0.57 per diluted share for the same period in 2005.

The Company believes inflation has not significantly affected its results of operations.

The Company experienced an effective 34% blended federal and state income tax rate for 2006 and 35% for 2005. Year-to-date pre-tax income was $1,568,096 for 2006 and $3,132,356 for 2005, resulting in income tax expense of $530,000 for 2006 and $1,083,000 for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $1,556,388 for 2006 compared to cash provided of $1,825,956 for 2005, a decrease of $3,382,344. This change was due to increased inventory levels and higher accounts receivable balances offset by increased accounts payable balances. Investing activities used $715,127 cash to purchase property and equipment. Cash provided by financing activities included $1,924,000 from borrowings on the Company’s revolving credit agreement, $76,012 from the issuance of common stock and $43,672 from disqualifying dispositions of stock options. The company used $586,852 to pay down its long-term borrowings.

The current ratio was 2.1 to 1 at December 31, 2006 and 3.0 to 1 at December 31, 2005. Working capital equaled $6,707,813 on December 31, 2006, compared to $5,992,118 on December 31, 2005. The increase in working capital is attributed to increases in accounts receivable balances and inventory levels offset by increases in accounts payable balances and the outstanding revolving credit agreement balance.

On June 28, 2006 the Company extended its revolving credit agreement with the M&I Bank of Minneapolis, Minnesota to June 29, 2007. Advances totaling $1,924,000 were outstanding on the revolving line-of-credit agreement at December 31, 2006 with no advances outstanding at December 31, 2005. The agreement with M&I Bank is also subject to certain restrictive requirements. At December 31, 2006, $2,076,000 was available for borrowing under the terms of this agreement.

Management believes that our cash balance, availability of funds under the line of credit agreement with M&I Bank, and anticipated cash flows from operations will be adequate to fund our cash requirements for investing and financing activities during the next twelve months.

A summary of our contractual cash obligations at December 31, 2006 is approximately as follows:

	Payments due by year
Contractual Obligations	Total	2007	2008	2009	2010	2011 and thereafter
Long-term debt, including interest	$1,734,000	$539,000	$354,000	$189,000	$136,000	$516,000
Capital leases, including interest	1,086,000	233,000	232,000	232,000	232,000	157,000
Total	$2,820,000	$772,000	$586,000	$421,000	$368,000	$673,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2006	Date of Expiration
Line of credit	$4,000,000	$1,924,000	June 29, 2007

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

Inventory Valuation. Finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Raw component inventories are stated at standard costs identified and updated annually using the last received cost. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and specific identification of obsolete inventory. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was at $189,900 as of December 31, 2006 and $191,900 as of December 31, 2005.

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

Allowance for Doubtful Accounts. We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibles. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality. Write offs for the year ended December 31, 2006 and 2005 were $0 and $22,099 respectively. The Allowance for Doubtful Accounts was valued at $20,000 at December 31, 2006 and 2005.

Allowance for Rework and Warranty Costs. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior twelve-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. The allowance for rework and warranty costs was valued at $126,110 as of December 31, 2006, which includes an allowance of $20,410 for the EnviroAlert product enhancement and $117,300 as of December 31, 2005. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.

Deferred Taxes. At December 31, 2006, the financial statements reflect current deferred tax assets of $278,000 and long-term deferred tax liabilities of $255,000. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.

Stock Based Compensation. As of December 31, 2006, the Company had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors. Previous to this plan, stock-based compensation awards were granted using the 1997 Stock Option Plan. Effective January 1, 2006, the Company began accounting for these plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS123R), using the modified-prospective-transition method. The effect of using SFAS 123R was to decrease income before taxes and net income by $137,043 for the year ended December 31, 2006. We use the Black Scholes option pricing model to estimate the fair value of stock based awards. The Company uses historical data to estimate option exercises and employee terminations used in the model. Expected volatility is based on daily historical fluctuations of the Company’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the tax effects from an uncertain tax position can be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, FIN 48 may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations.

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

The Company’s ability to comply with European Union directives RoHS and WEEE depends upon its ability to develop and implement compliant processes and products. The continued cost of such efforts, the degree to which the Company will be expected to absorb such costs and liability for non-compliant product could adversely affect the Company’s financial results.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 123(R), “Share-Based Payments” in 2006.

Minneapolis, Minnesota
March 27, 2007

Winland Electronics, Inc.

Balance Sheets
December 31, 2006 and 2005

Assets (Note 3)	2006	2005
Current Assets
Cash	$50,498	$865,181
Accounts receivable, less allowance for doubtful accounts of $20,000 (Note 9)	5,165,014	4,033,241
Refundable income taxes	237,154	48,298
Inventories (Note 2)	6,994,497	3,523,489
Prepaid expenses and other assets	359,735	311,240
Deferred income taxes (Note 6)	278,000	236,500
Total current assets	13,084,898	9,017,949

Other Assets
Patents and trademarks, net of accumulated amortization of $34,493 in 2006; $34,204 in 2005	3,463	1,408

Property and Equipment, at cost (Notes 3 and 4)
Land and land improvements	382,901	272,901
Building	3,047,908	3,040,435
Machinery and equipment	6,862,761	5,537,094
Data processing equipment	1,003,205	1,205,585
Office furniture and equipment	457,360	412,219
Total property and equipment	11,754,135	10,468,234

Less accumulated depreciation	5,975,111	5,540,097
Net property and equipment	5,779,024	4,928,137
Total assets	$18,867,385	$13,947,494

See Notes to Financial Statements.

Winland Electronics, Inc.

Balance Sheets
December 31, 2006 and 2005

Liabilities and Stockholders’ Equity	2006	2005
Current Liabilities
Revolving credit agreement (Note 3)	$1,924,000	$-
Current maturities of long-term debt	627,290	537,537
Accounts payable	2,829,700	1,486,998
Accrued expenses:
Compensation	673,090	801,116
Other	323,005	200,180
Total current liabilities	6,377,085	3,025,831

Long-Term Liabilities
Deferred income taxes (Note 6)	255,000	261,900
Deferred revenue (Note 5)	146,398	154,539
Long-term debt, less current maturities (Notes 3 and 4)	1,705,576	1,424,863
Total long-term liabilities	2,106,974	1,841,302

Total liabilities	8,484,059	4,867,133

Commitments and Contingencies (Notes 4, 7, 8 and 10)

Stockholders’ Equity (Notes 7 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding
3,599,856 shares in 2006 and 3,527,915 shares in 2005	35,999	35,279
Additional paid-in capital	4,429,184	4,165,035
Retained earnings	5,918,143	4,880,047
Total stockholders’ equity	10,383,326	9,080,361
Total liabilities and stockholders’ equity	$18,867,385	$13,947,494

See Notes to Financial Statements.

Winland Electronics, Inc.

Statements of Income
Years Ended December 31, 2006 and 2005

	2006	2005
Net sales (Note 9)	$37,945,004	$30,432,960
Cost of sales	31,439,758	23,134,362
Gross profit	6,505,246	7,298,598

Operating expenses:
General and administrative	2,479,584	1,901,478
Sales and marketing	1,637,002	1,379,433
Research and development	642,330	798,138
	4,758,916	4,079,049

Operating income	1,746,330	3,219,549

Other income (expenses):
Interest expense	(187,570)	(124,485)
Other, net	9,336	37,292
	(178,234)	(87,193)

Income before income taxes	1,568,096	3,132,356

Income tax expense (Note 6)	530,000	1,083,000
Net income	$1,038,096	$2,049,356

Earnings per common share data:
Basic	$0.29	$0.59
Diluted	$0.28	$0.57

Weighted-average number of common shares outstanding:
Basic	3,553,062	3,491,227
Diluted	3,653,891	3,626,717

See Notes to Financial Statements.

Winland Electronics, Inc.

Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance on December 31, 2004	3,423,901	$34,239	$3,989,425	$2,830,691	$6,854,355
Issuance of common stock in accordance with
employee stock purchase plan (Note 7)	5,566	56	16,296	-	16,352
Issuance of common stock in accordance with
employee stock option plan (Note 7)	58,751	587	48,795	-	49,382
Issuance of common stock in accordance with
exercise of Warrants (Note 7)	39,697	397	73,042	-	73,439
Warrants issued for services (Note 7)	-	-	37,477	-	37,477
Net income	-	-	-	2,049,356	2,049,356
Balance on December 31, 2005	3,527,915	35,279	4,165,035	4,880,047	9,080,361
Issuance of common stock in accordance with
employee stock option and employee
stock purchase plans (Notes 7)	71,941	720	75,292	-	76,012
Additional Paid-In Capital in accordance with
expensing of employee stock purchase plan
and employee stock option plan	-	-	137,043	-	137,043
Issuance of common stock in accordance with
exercise of Warrants (Note 7)	-	-	8,142	-	8,142
Tax benefit from options exercised (Note 7)	-	-	43,672	-	43,672
Net income	-	-	-	1,038,096	1,038,096
Balance on December 31, 2006	3,599,856	$35,999	$4,429,184	$5,918,143	$10,383,326

See Notes to Financial Statements.

Winland Electronics, Inc.

Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net income	$1,038,096	$2,049,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	812,121	583,823
Loss on disposal of equipment	7,381	3,970
Investor relations expense, non-cash warrants	3,123	37,326
Consulting expense, non-cash warrants	8,142	-
Non-cash stock based compensation	137,043	-
Deferred tax assets	(48,400)	(40,700)
Changes in operating assets and liabilities:
Accounts receivable	(1,131,773)	(1,258,868)
Refundable income taxes	(188,856)	(18,005)
Inventories	(3,471,008)	(145,342)
Prepaid expenses and other assets	(51,618)	(25,752)
Accounts payable	1,342,702	526,575
Accrued expenses, including deferred revenue	(13,341)	113,573
Net cash provided by (used in) operating activities	(1,556,388)	1,825,956

Cash Flows From Investing Activities
Purchases of property, equipment and trademarks	(715,127)	(1,274,297)

Cash Flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	1,924,000	(270,000)
Proceeds from long-term borrowings	-	500,000
Net principal payments on long-term borrowings, including capital lease obligations	(586,852)	(513,227)
Proceeds from issuance of common stock	76,012	139,173
Tax benefit from options exercised	43,672	-
Net cash provided by (used in) financing activities	1,456,832	(144,054)

Net increase (decrease) in cash	(814,683)	407,605

Cash
Beginning of year	865,181	457,576
End of year	$50,498	$865,181

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$170,760	$119,761
Income taxes	$725,645	$1,110,425

Supplemental Schedule of Noncash Investing and Financing Activities
Warrants issued for investor relations services	$-	$37,477
Warrants issued for consulting services	$8,142	$-

Property acquired under capital leases	$957,317	$-

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

A summary of the Company’s significant accounting policies follows:

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for obsolete inventories, rework and warranties, and doubtful accounts. We cannot assure you that actual results will not differ from those estimates.

Revenue Recognition: In most cases, the Company recognizes revenue from the sale of products and billable repairs when the product is delivered to a common carrier for shipment and title transfers.

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

Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales. For all sales, the Company uses either a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement. The Company does not generally accept returns but does provide a limited warranty as outlined below under Allowance for Rework and Warranty Costs.

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

Winland Electronics, Inc.
Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Inventories: Finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Raw component inventories are stated at standard costs identified and updated annually using the last received cost. The Company makes provisions for slow moving, estimated excess and obsolete inventory based on an analysis of the existing inventory, and specific identification of obsolete inventory.

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

Long-lived assets: The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2006 and 2005.

Allowance for Rework and Warranty Costs: The Company has a reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers that require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve reflecting historical experience and potential warranty issues is determined based on a percentage of sales for the prior twelve-month period plus any specific known warranty issues. The product warranty liability reflects management’s best estimate of the Company’s financial exposure and probable liability under our product warranties and may differ from actual results.

Changes in the Company’s warranty liability, which is included in other accrued expenses on the balance sheets, are approximately as follows:

	Years Ended December 31
	2006	2005
Balance, beginning	$117,300	$128,000
Accruals for products sold	248,900	130,000
Payments made	(240,100)	(116,000)
Changes in accruals for pre-existing warranties	-	(24,700)
Balance, ending	$126,100	$117,300

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Investment tax credits, research and development credits, and job credits are accounted for by the flow-through method, whereby they reduce income taxes currently payable and income tax expense in the period the assets giving rise to the credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carry forward amount.

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

Earnings per common share: Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7). The dilutive effect of the additional shares for the years ended December 31, 2006 and 2005, was to increase the weighted-average shares outstanding by 100,829 and 135,490, respectively.

Employee stock plans: At December 31, 2006, the Company has stock-based compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the twelve months ended December 31, 2006 includes compensation costs for all share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Recently issued accounting pronouncements: In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the tax effects from an uncertain tax position can be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of any change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, adopting FIN 48 may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, SFAS No. 157, may have on our financial position and results of operations.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Research and development expense: The Company expenses research and development costs as incurred. Research and development expenses of $642,330 and $798,138 were charged to operations during the years ended December 31, 2006 and 2005, respectively.

Reclassifications: Certain income statement amounts for the year ended December 31, 2005 have been reclassified to be consistent with the classifications adopted for the year ended December 31, 2006.

Note 2. Inventories

The components of inventories at December 31, 2006 and 2005, are as follows:

	December 31
	2006	2005
Raw materials	$4,880,949	$2,339,314
Work in progress	327,212	163,778
Finished goods	1,976,236	1,212,297
Obsolescence reserve	(189,900)	(191,900)
Total	$6,994,497	$3,523,489

Note 3. Financing Arrangement and Long-Term Debt

The Company has a $4,000,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, expiring June 29, 2007, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the LIBOR rate plus two and one-half percent (2.5%), which was 7.85% as of December 31, 2006. Advances outstanding on the revolving line of credit agreement as of December 31, 2006 and 2005 were $1,924,000 and $0, respectively. At December 31, 2006, $2,076,000 was available for borrowing under the terms of this agreement. See also (a) following.

During 2006, the Company entered into a Master Lease of Personal Property with M&I Equipment Finance Company of Milwaukee, Wisconsin. Under the lease, the Company can acquire new capital equipment to be used in the Company’s manufacturing processes in an amount of up to $1,200,000. Individual leases under the master agreement have a 60 month term bearing an interest rate equal to the 30 month LIBOR swap rate plus 225 basis points effective the date each individual lease is approved. As of December 31, 2006, the Company had drawn funds under this lease agreement totaling $957,317, of which $908,002 remained outstanding.

Winland Electronics, Inc.
Notes to Financial Statements

Note 3. Financing Arrangement and Long-Term Debt (Continued)

Long-term debt: The following is a summary of long-term debt:

	December 31
	2006	2005
6.44% note payable, due in monthly installments of $11,373, including interest, to October 1, 2014, when the remaining balance is payable,
secured by property (a)	$826,394	$906,820
4.91% note payable, principal due in monthly installments of $20,833, with interest to April 1, 2008, when the remaining balance is payable,
secured by property and equipment (a)	309,602	559,602
6.50% note payable, principal due in monthly installments of $10,417, with interest to May 31, 2009, when the remaining balance is payable,
secured by property and equipment (a)	288,868	413,868
Capital lease obligations bearing interest ranging from 7.58% to 8.44%, due in monthly installments of $1,110 to $7,783, to September 2011,
secured by equipment (Note 4)	908,002	82,110
	$2,332,866	$1,962,400

Less current maturities	627,290	537,537
Total long-term debt	$1,705,576	$1,424,863

(a) These agreements have certain financial and non-financial covenants, which, among others, require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum debt to tangible net worth, a minimum cash flow coverage ratio, imposes limits on capital expenditures and disallows the declaration or payment of dividends.

Approximate maturities of long-term debt for years subsequent to December 31, 2006, are as follows:

2007	$627,000
2008	456,000
2009	331,000
2010	315,000
2011	267,000
Thereafter	337,000
Total	$2,333,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 4. Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2006 and 2005, are as follows:

	2006	2005
Cost	$1,439,997	$441,598
Accumulated depreciation	485,134	315,427
Net leased property under capital leases	$954,863	$126,171

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2006, are approximately as follows:

Minimum Lease Payments:
2007	$233,000
2008	232,000
2009	232,000
2010	232,000
2011	157,000
1,086,000

Less amount representing interest	178,000
Present value of net minimum lease payments (included in long-term debt) (Note 3)	$908,000

Environmental Regulations: The European Union (“EU”) has two directives, Restriction of the use of Certain Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”), which affect the worldwide electronics supply-chain and the Company’s processes and products. As of December 31, 2006, the Company had not accrued for costs such as on-going compliant efforts, shipping delays or liability for non-compliant products due to these directives. At this time, we cannot reasonably estimate the amount of future liability, if any.

Note 5. Deferred Revenue

During 1994, the Company and the city of Mankato entered into a tax increment financing agreement for the construction of the Company’s operating facility. In connection with this agreement, the city donated land improvements to the Company with a fair value of $270,009. The fair value of land improvements donated was accounted for as deferred revenue and is being amortized over 39 years, which is the life of the building.

Winland Electronics, Inc.
Notes to Financial Statements

Note 6. Income Taxes

Components of income tax expense are as follows:

	December 31
	2006	2005
Currently payable	$578,400	$1,123,700
Deferred	(48,400)	(40,700)
	$530,000	$1,083,000

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2006	2005
Statutory U.S. income tax rate	34%	34%
State taxes, net of federal tax effect	4%	4%
Other, including permanent differences	(4)%	(3)%
Effective income tax rate	34%	35%

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2006 and 2005:

	December 31
	2006	2005
Deferred tax assets:
Inventory	$150,400	$111,700
Allowance for doubtful accounts	7,400	7,400
Non-qualified stock options	27,000	-
Accrued expenses	159,400	138,000
Other	1,800	6,300
	346,000	263,400
Deferred tax liabilities:
Property and equipment	255,000	266,500
Prepaid expenses	68,000	22,300
	323,000	288,800
Net deferred tax assets (liabilities)	$23,000	$(25,400)

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2006 and 2005, as follows:

	December 31
	2006	2005
Current assets	$278,000	$236,500
Noncurrent liabilities	(255,000)	(261,900)
Net deferred tax assets (liabilities)	$23,000	$(25,400)

Winland Electronics, Inc.
Notes to Financial Statements

Note 7. Warrants and Stock-Based Compensation Plans

Warrants: On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The term of each 10,000 share increment will extend three years from the date of vesting. As of December 31, 2006, warrants to purchase 20,000 shares of common stock at $3.96 were exercisable and outstanding. The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement. Investor relations expense from the amortization of warrants was $3,123 and $37,326 for the years ended December 31, 2006 and 2005, respectively. The total estimated fair value of the outstanding warrants, $37,477, is reflected in additional paid in capital in the stockholders’ equity section at December 31, 2006 and 2005.

On February 16, 2006, the Company granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share. The Company scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007. Upon completion of the performance of Board Assets, Inc as facilitator for each of those meetings, 2,500 shares were scheduled to vest. Warrants expire on February 16, 2016, if not exercised. As of December 31, 2006, the first 2,500 shares were valued and vested using the Black-Scholes pricing model at a fair value of $3.26 amounting to $8,142 of expense booked to consulting expenses for the period. The agreement between the Company and Board Assets, Inc. was terminated in October 2006. Based on this termination, the second 2,500 shares will not vest and the Company will not incur additional expense for these shares.

On September 9, 2006, the Company granted to Steven P. Friswold and Bruce H. Senske, principals of Genoa Business Advisors, LLC (“Genoa”), warrants for each to purchase 10,000 shares of common stock at an exercise price of $3.40 per share. The Company and Genoa have developed two strategic business initiatives for which Genoa must execute in order for the warrants to vest. These warrants shall vest and become exercisable to the extent of 5,000 shares each upon completion of Initiative 1 by Genoa and 5,000 shares each upon completion of Initiative 2 by Genoa. The warrants terminate on September 6, 2011, if not exercised. The Company will incur consulting expense of approximately $45,000 based on using the Black-Scholes pricing model upon completion of these initiatives and vesting of options.

Stock option and employee stock purchase plans: As of December 31, 2006, the Company had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors. Previous to this plan, stock-based compensation awards were granted from the 1997 Stock Option Plan. The plans are as follows:

2005 Equity Incentive Plan - This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock. Currently, this is the only plan under which awards are authorized for grant. As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares. Awards issued under the plan to date include 78,000 shares of incentive stock options and 44,000 nonqualified stock options of which all 122,000 are outstanding and 44,000 of which are vested at December 31, 2006. The exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options generally vest over 5 years and have a contractual life up to 10 years. Option awards provide for accelerated vesting if substantially all of the Company’s assets are transferred through an acquisition, merger or reorganization.

1997 Stock Option Plan - This plan provided for grants in both the form of incentive stock options and nonqualified stock options. The plan was terminated as to future grants in May 2005. At December 31, 2006 there were 164,040 options outstanding of which 130,520 are vested.

Winland Electronics, Inc.
Notes to Financial Statements

Note 7. Warrants and Stock-Based Compensation Plans (Continued)

1997 Employee Stock Purchase Plan - The Employee Stock Purchase Plan (ESPP) has provided employees of the Company the opportunity to purchase common stock through payroll deductions. The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. The participation periods have a 6-month duration beginning in January and July of each year. A total of 100,000 shares of common stock were authorized for issuance under the ESPP since its inception of which 79,826 have been issued and 20,174 remain available for grant. The ESPP expires December 31, 2007. The Company issued 8,375 shares and incurred $9,926 of compensation expense for the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company did not recognize the value of stock-based compensation issued to employees and directors in its Statements of Income prior to January 1,
2006, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on January 1, 2006, our net income for the twelve months ended December 31, 2006 was $137,043 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants to employees. A total of $8,108 was capitalized in inventory costs for the year ended December 31, 2006.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	December 31
	2006	2005
Expected life, in years	5-10	5-10
Expected volatility	81.9%	68.6%
Risk-free interest rate	4.7%	3.9%
Dividend yield	0.0%	0.0%

The Company calculates the expected life of awards using historical data to estimate option exercises and employee terminations. Expected volatility is based on daily historical fluctuations of the Company’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.

Winland Electronics, Inc.
Notes to Financial Statements

Note 7. Warrants and Stock-Based Compensation Plans (Continued)

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were reported as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123R, the Company revised its Statements of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the twelve months ended December 31, 2006, there were stock option exercises and disqualifying stock dispositions which triggered $43,672 in tax benefits, therefore net cash provided by financing activities was increased as a result of the adoption of SFAS 123R.

Net cash proceeds from the exercise of stock options were $76,012 for the year ended December 31, 2006. For the year ended December 31, 2006, 30,847 options were exercised in stock swaps, using previously owned shares of the Company’s common stock as payment for the shares.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

For the Year Ended December 31, 2005
Net income
As reported	$2,049,356
Deduct total stock-based compensation expense determined
under fair value-based method for all awards, net of related tax effects	(106,757)
Pro forma	$1,942,599

Basic earnings per share:
As reported	$0.59
Pro forma	0.56
Diluted earnings per share:
As reported	0.57
Pro forma	0.54

Winland Electronics, Inc.
Notes to Financial Statements

Note 7. Warrants and Stock-Based Compensation Plans (Continued)

The following table represents stock option activity for the twelve months ended December 31, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at January 1, 2006	265,571	$2.25
Granted	100,000	3.66
Exercised	(78,235)	1.49
Forfeited	(1,296)	1.62
Outstanding options at December 31, 2006	286,040	$2.95	4.05 Yrs

Outstanding exercisable at December 31, 2006	174,520	$2.85	3.62 Yrs

The aggregate intrinsic value of options outstanding at December 31, 2006 and 2005 was $174,718 and $317,896, respectively. The aggregate intrinsic value of options exercisable at December 31, 2006 and 2005 was $139,286 and $228,387, respectively. Total intrinsic value of options exercised for the twelve months ended December 31, 2006 and 2005 was $240,628 and $230,580, respectively.

During the years ended December 31, 2006 and 2005, the Company granted 100,000 and 33,000 options, respectively. These options had a weighted average grant date fair value of $2.61 and $3.30 per share, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.45 - $0.90	19,800	0.8	$0.64	19,800	$0.64
$0.91 - $1.34	13,640	1.7	1.25	8,800	1.27
$1.35 - $1.79	8,800	1.9	1.45	4,840	1.45
$2.24 - $2.69	41,300	2.0	2.37	30,380	2.35
$2.70 - $3.14	69,500	2.4	2.91	55,700	2.89
$3.15 - $3.58	54,000	5.5	3.34	-	-
$3.59 - $4.03	24,000	5.7	3.62	-	-
$4.04 - $4.48	55,000	7.7	4.26	55,000	4.26
	286,040	4.1	$2.95	174,520	$2.85

At December 31, 2006, there was $172,088 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.37 years.

Winland Electronics, Inc.
Notes to Financial Statements

Note 8. Employee Benefit Plans

Pension plan: The Company has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions up to 15 percent of their eligible compensation. The plan also provides for a company-sponsored match to be determined each year by the Board of Directors. The Company contributed approximately $104,900 and $87,500 to the plan for the years ended December 31, 2006 and 2005, respectively. In addition, the Company may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2006 and 2005.

Health Savings Account: Effective January 1, 2006, the Company adopted a health savings account plan for its employees who meet certain service requirements. The plan provides for the company to make contributions equal to one-half the deductible limit elected by the employee. The employee may also make contributions equal to one-half the deductible limit elected. The Company makes contributions to the plan on a quarterly basis on the first day of each quarter. The contributions cannot be refunded to the company if the employee’s employment with the company is terminated voluntarily or involuntarily. The Company contributed approximately $193,000 to the plan for the year ended December 31, 2006.

Note 9. Major Customers, International Sales and Enterprisewide Disclosures

Major customers: The Company has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2006 and 2005, as follows:

	2006	2005
Sales percentage:
Customer A	38%	52%
Customer B	19%	5%
Accounts receivable percentage at December 31:
Customer A	7%	41%
Customer B	17%	17%

Sales to related parties: The Company has a director who also serves as a director of a customer. The Company had sales to this customer of $1,694,300 and $2,206,466 for the years ended December 31, 2006 and 2005 and an outstanding accounts receivable balance of $192,542 and $169,835 from this customer at December 31, 2006 and 2005, respectively.

International sales: Export sales to international customers for 2006 and 2005 were approximately $200,500 and $426,500, respectively. Accounts receivable from international customers were approximately $6,900 and $55,000 at December 31, 2006 and 2005, respectively.

Enterprisewide disclosures: The following table presents approximate revenue from external customers for each of the Company’s groups of products and services:

	Years Ended December 31
	2006	2005
Proprietary products and services, primarily for the security/industrial markets	$3,259,900	$3,086,600
Electronic controls and assemblies for OEM customers	34,605,800	27,281,500
Freight	79,300	64,900
	$37,945,000	$30,433,000

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

Changes in Internal Control.

During the fourth quarter, the Company’s new Chief Financial Officer Glenn Kermes started his employment thereby reinstating a second review of the preparation of the financial statements. This additional review may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On December 20, 2006, the Compensation Committee approved the 2007 Incentive Bonus Plan  (the "Plan") to reward employees, including executive officers, for performance contributing to pre-tax, pre-stock based compensation, pre-incentive plan, net income in excess of minimum limits defined annually at the beginning of the year by the Board of Directors.  The  Plan is filed as Exhibit 10.30 to this  Form 10-KSB  and is incorporated by reference herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is either set forth under “Executive Officers of the Company” at the end of Part I of this Form 10-KSB or is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act.”

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance - Compensation to Non-Employee Directors.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 relating to security ownership of certain holders is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	286,040	$2.95	298,174 (1)
Equity compensation plans not approved by security holders (2)	45,000	$3.72	0
TOTALS	331,040	$3.05	298,174

(1) Includes 20,174 shares available for issuance under the Company’s 1997 Employee Stock Purchase Plan.

(2) The plans consist of four warrants to purchase shares of the Company’s Common Stock issued in 2005 and 2006 as partial consideration for consulting services to the following: (i) Hayden Communications, Inc., a communication consulting firm - warrant to purchase 20,000 shares (10,000 shares exercisable until August 1, 2008 and 10,000 shares exercisable until February 1, 2009); (ii) Board Assets, Inc., a board evaluation and consulting firm - warrant to purchase 5,000 shares, which warrant vests upon performance of certain services and expires on February 16, 2016 (2,500 shares vested on July 17, 2006, and the remaining shares will not vest because the consulting arrangement has been terminated); and (iii) each of two principals of Genoa Business Advisors, LLC, a business consulting firm - warrant to purchase 10,000 shares, which vest in 5,000-share increments upon performance of certain services and expire on September 6, 2011.

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 13. EXHIBITS

The following exhibits are included in this report: See “Exhibit Index to Form 10-KSB” following the signature page of this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information requested in this item is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Date: March 28, 2007	By:	/s/ Lorin E. Krueger

Title President and Chief Executive Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Lorin E. Krueger and Glenn A. Kermes as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Lorin E. Krueger
Lorin E Krueger, Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2007

/s/ Glenn A. Kermes
Glenn A. Kermes, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2007

/s/ Thomas J. de Petra
Thomas J. de Petra, Chairman of the Board of Directors	March 28, 2007

/s/ Richard T. Speckmann
Richard T. Speckmann, Director	March 28, 2007

/s/ James L. Reissner
James L. Reissner, Director	March 28, 2007

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2006	Commission File No.: 1-15637
__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock - See Exhibit 4.2
4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)
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

10.1	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended June 17, 2003 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2003)**
10.2	Winland Electronics, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 1997)**
10.3	Form of Incentive Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended June 30, 1997)**
10.4	Form of Nonqualified Stock Option Plan under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997)**

10.5
Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (M&I), dated June 30, 2003 and Note dated June 30, 2003 in the principal amount of $2,500,000 in favor of M&I (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003)

10.6
Term Note in the principal amount of $1,000,000 dated September 30, 2004 in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.7
Term Loan Agreement dated September 30, 2004 between the Company and U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.8
Addendum to Term Loan Agreement and Note dated September 30, 2004 between the Company and U.S. Bank, N.A.(Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.9
Mortgage, Security Agreement and Assignment of Rents dated September 30, 2004 bet in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.10	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)
10.11	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)
10.12	Form of Nonqualified Stock Option Agreement under the 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)
10.13	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)
10.14
Amendment No. 1 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 15, 2004 and Term Note dated April 15, 2004 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2005)

10.15	Amendment No. 2 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 25, 2004 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2005)
10.16	Amendment No. 3 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated August 3, 2004 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2005)

10.17
Amendment No. 4 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated February 23, 2005 (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for quarter ended June 30, 2005)

10.18	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005 (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for quarter ended June 30, 2005)
10.19	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.6 to Form 10-QSB for quarter ended June 30, 2005)
10.20	Amendment No.7 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2006)
10.21	Amendment No.8 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2006)
10.22	Master Lease Agreement between the Company and M&I Marshall & Ilsley Bank dated June 28, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2006)
10.23	Compensation Arrangements for Directors as of January 1, 2006 (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for year ended December 31, 2005)**
10.24	2006 Incentive Bonus Plan (Incorporated by reference to Exhibit 10.30 to Form 10-KSB for year ended December 31, 2005)**
10.25	Employment Agreement dated January 23, 2007 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 23, 2007) **
10.26	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **
10.27	Employment Agreement dated February 5, 2007 between the Company and Terry E. Treanor (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2007) **
10.28	Employment Agreement dated February 14, 2007 between the Company and Dale A. Nordquist (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 14, 2007) **
10.29*	Employment Agreement dated February 3, 2007 between the Company and Gregory W. Burneske**
10.30*	2007 Incentive Bonus Plan**
23.1*	Consent of McGladrey & Pullen, LLP

24.1*	Power of Attorney for Lorin E. Krueger, Thomas J. de Petra, Richard T. Speckmann, James L. Reissner (included on signature page of this Form 10-KSB)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.
** Management agreement or compensatory plan or arrangement.