Form 10-Q
period 2007-03-31
WINLAND ELECTRONICS INC
filed 2007-05-15
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007	Commission File No.: 1-15637

WINLAND ELECTRONICS, INC.
(Name of small business issuer in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
________________________

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

There were 3,600,856 shares of Common Stock, $.01 par value, outstanding as of May 10, 2007.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	March 31, 2007		December 31, 2006
	(Unaudited)
Current Assets
Cash		$-		$51
Accounts receivable, net		4,959		5,165
Refundable Income taxes		287		237
Inventories
Raw materials	$5,511		$4,881
Work in process	404		327
Finished goods	1,878		1,976
Allowance for obsolete inventory	(271)		(190)
Total inventories		7,522		6,994
Prepaid expenses		450		360
Deferred income taxes		278		278
Total current assets		13,496		13,085

Other Assets		3		3

Property and Equipment, at cost:
Land and land improvements	383		383
Building	3,052		3,048
Machinery and equipment	6,948		6,863
Data processing equipment	1,198		1,003
Office furniture and equipment	457		457
Total property and equipment		12,038		11,754
Less accumulated depreciation		(6,198)		(5,975)
Net property and equipment		5,840		5,779
Total assets		$19,339		$18,867

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2007	December 31, 2006
	(Unaudited)
Current Liabilities
Revolving line of credit agreement	$2,736	$1,924
Current maturities of long-term debt	662	627
Accounts payable	2,744	2,830
Accrued expenses:
Compensation	569	673
Other	376	323
Total current liabilities	7,087	6,377

Long Term Liabilities
Long-term debt, less current maturities	1,680	1,706
Deferred income taxes	255	255
Deferred revenue	144	146
Total long-term liabilities	2,079	2,107

Stockholders' Equity
Common stock	36	36
Additional paid-in capital	4,485	4,429
Retained earnings	5,652	5,918
Total stockholders' equity	10,173	10,383
Total liabilities and stockholders' equity	$19,339	$18,867

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Quarter Ended March 31,
	2007	2006

Net sales	$9,300	$8,199
Cost of sales	8,094	6,539
Gross profit	1,206	1,660

Operating expenses:
General and administrative	659	593
Sales and marketing	428	414
Research and development	461	147
	1,548	1,154

Operating income (loss)	(342)	506

Other income (expenses):
Interest expense	(81)	(28)
Other income, net	13	8
	(68)	(20)

Income (loss) before income taxes	(410)	486

Income tax benefit (expense)	143	(175)
Net income (loss)	$(267)	$311

Earnings (loss) per common share:
Basic	$(0.07)	$0.09
Diluted	$(0.07)	$0.09

Weighted-average number of common shares outstanding:
Basic	3,600,347	3,534,316
Diluted	3,600,347	3,646,013

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Quarter Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(267)	$311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock based compensation	31	13
Depreciation and amortization	224	176
Investor relations expense, non-cash warrant expense	-	3
Consulting expense, non-cash warrant expense	22	-
Changes in assets and liabilities:
Accounts receivable	206	704
Refundable income taxes	(50)	48
Inventories	(528)	(1,523)
Prepaid expenses	(90)	(190)
Accounts payable	(86)	1,395
Accrued expenses, deferred revenue and income taxes payable	(51)	(41)
Net cash provided by (used in) operating activities	(589)	896

Cash Flows From Investing Activities
Purchases of property and equipment	(118)	(311)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	812	-
Payments on long-term borrowings, including capital lease obligations	(159)	(135)
Proceeds from exercise of stock options	3	11
Net cash provided by (used in) financing activities	656	(124)

Net (decrease) increase in cash	(51)	461

Cash
Beginning	51	865
Ending	$-	$1,326

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$79	$29
Income taxes	-	67

Acquisition of property under capital leases	$167	$-

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 1. Basis of Presentation

The accompanying condensed unaudited financial information has been prepared by Winland Electronics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported. Actual results could differ materially from these estimates and assumptions.

Reclassifications: Certain income statement amounts for the quarter ended March 31, 2006 have been reclassified to be consistent with the classifications adopted for the quarter ended March 31, 2007.

Note 2. Earnings Per Common Share

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the quarter ended March 31, 2006 was to increase weighted-average shares outstanding by 111,697. There was no dilutive effect for the quarter ended March 31, 2007 due to the loss.

Note 3. Financing Arrangement

The Company has a $4,000,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, expiring June 29, 2007, if not renewed. Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the LIBOR rate plus two and one-half percent (2.5%), which was 7.82% as of March 31, 2007. Advances outstanding on the revolving line of credit agreement as of March 31, 2007 and December 31, 2006 were $2,736,000 and $1,924,000, respectively. At March 31, 2007, $1,264,000 was available for borrowing under the terms of this agreement.

During 2006, the Company entered into a Master Lease of Personal Property with M&I Equipment Finance Company of Milwaukee, Wisconsin. Under the lease, the Company can acquire new capital equipment to be used in the Company’s manufacturing processes in an amount of up to $1,200,000. Individual leases under the master agreement have a 60 month term bearing an interest rate equal to the 30 month LIBOR swap rate plus 225 basis points effective the date each individual lease is approved. As of March 31, 2007, the Company had drawn funds under this lease agreement totaling $1,125,802, of which $1,031,781 remained outstanding.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 4. Major Customers and Enterprise-wide Disclosures

Major Customers: The Company has customers that accounted for 10 percent or more of net sales for the quarter ended March 31, 2007 and 2006 as follows:

	For the Quarter Ended March 31,
Sales percentage:	2007	2006
Customer A	21%	51%
Customer B	20%	10%
Customer C	15%	5%

The Company had net receivables from the above customers at March 31, 2007 and 2006 as follows:
	For the Quarter Ended March 31,
Accounts receivable percentage:	2007	2006
Customer A	10%	41%
Customer B	25%	0%
Customer C	19%	5%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	For the Quarter Ended March 31,
	2007	2006
Proprietary microprocessors and mechanically controlled sensors and alarms	$736,000	$838,000
Electronic controls and assemblies for OEM customers	8,419,000	7,233,000
Engineering Design Services	128,000	107,000
Freight Out	17,000	21,000
	$9,300,000	$8,199,000

Note 5. Allowance for Rework and Warranty Costs

Allowance for Rework and Warranty Costs: The Company has a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty to our OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, we provide a limited warranty for our proprietary products for a period of one year, which requires us to repair or replace defective product at no cost to the customer or refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve which reflects historical experience and potential warranty issues is determined based on a percentage of sales for the prior twleve-month period. Any specific known warranty issues are reserved for individually. The total of these is analyzed to determine the probability and the Company’s financial exposure, and the reserve is established. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 5. Allowance for Rework and Warranty Costs (Continued)

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets, during the period, are approximately as follows:

	For the Quarter Ended March 31,
	2007	2006
Balance, Beginning	$126,000	$117,000
Accruals for products sold	430,000	1,000
Expensing of specific warranty items	(345,000)
Charges in accruals for pre-existing warranties	(20,000)	-
Balance, Ending	$191,000	$118,000

Note 6. Warrants and Stock-Based Compensation Plans

Warrants: On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006. The term of each 10,000 share increment will extend three years from the date of vesting. As of March 31, 2007, warrants to purchase 20,000 shares of common stock at $3.96 were exercisable and outstanding. The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement. Investor relations expense from the amortization of warrants was $0 and $3,123 for the quarters ended March 31, 2007 and 2006, respectively. The total estimated fair value of the outstanding warrants at date of grant, $37,477, is reflected in additional paid in capital in the stockholders’ equity section at March 31, 2007 and 2006.

On February 16, 2006, the Company granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share. The Company scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007. Upon completion of Board Assets, Inc.’s services as facilitator for each of those meetings, 2,500 shares were scheduled to vest. Warrants expire on February 16, 2016, if not exercised. As of March 31, 2007, the first 2,500 shares were valued using the Black-Scholes pricing model at a fair value of $3.26 and vested. No consulting expense was recognized in either of the quarters ended March 31, 2007 or 2006. The agreement between the Company and Board Assets, Inc. was terminated in October 2006. Based on this termination, the second 2,500 shares will not vest and the Company will not incur additional expense for these shares.

On September 9, 2006, the Company granted to Steven P. Friswold and Bruce H. Senske, principals of Genoa Business Advisors, LLC (“Genoa”), warrants for each to purchase 10,000 shares of common stock at an exercise price of $3.40 per share. The Company and Genoa have developed two strategic business initiatives which Genoa must execute in order for the warrants to vest. These warrants shall vest and become exercisable to the extent of 5,000 shares each upon completion of Initiative 1 by Genoa and 5,000 shares each upon completion of Initiative 2 by Genoa. The warrants terminate on September 6, 2011, if not exercised. As of March 31, 2007, Initiative 1 was complete and 5,000 shares each vested. The shares were valued using the Black-Scholes pricing method at a fair value of $2.26 amounting to $22,581 of consulting expense for the first quarter ended March 31, 2007. The Company will incur consulting expense of approximately $25,000 based on using the Black-Scholes pricing model upon completion of Initiative 2 and vesting of the remaining options.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 6. Warrants and Stock-Based Compensation Plans (Continued)

Stock option and employee stock purchase plans: As of March 31, 2007, the Company had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors. Previous to this plan, stock-based compensation awards were granted from the 1997 Stock Option Plan. The plans are as follows:

2005 Equity Incentive Plan - This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock. Currently, this is the only plan under which awards are authorized for grant. As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares. Awards issued under the plan to date include 114,000 shares of incentive stock options and 44,000 nonqualified stock options of which all 158,000 are outstanding and 36,600 of which are vested at March 31, 2007. The exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options generally vest over 5 years and have a contractual life up to 10 years. Option awards provide for accelerated vesting if substantially all of the Company’s assets are transferred through an acquisition, merger or reorganization.

1997 Stock Option Plan - This plan provided for grants in both the form of incentive stock options and nonqualified stock options. The plan was terminated as to future grants in May 2005. At March 31, 2007, there were 155,400 options outstanding of which 124,520 are vested.

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

Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company did not recognize the value of stock-based compensation issued to employees and directors in its Statements of Income prior to January 1, 2006, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized after December 31, 2005 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original disclosure only provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As a result of adopting SFAS 123R, our net income for the quarters ended March 31, 2007 and 2006 was $31,000 and $13,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants to employees. A total of $6,000 was capitalized in inventory costs for the quarter ended March 31, 2007.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 6. Warrants and Stock-Based Compensation Plans (Continued)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	As of March 31,
	2007	2006
Expected life, in years	4.99	4.95
Expected volatility	92.39%	97.27%
Risk-free interest rate	4.12%	3.94%
Dividend yield	0.00%	0.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were reported as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123R, the Company revised its Statements of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the quarter ended March 31, 2007 and 2006, there were no stock option exercises or disqualifying stock dispositions which triggered tax benefits, therefore net cash provided by financing activities was not affected as a result of the adoption of SFAS 123R.

Net cash proceeds from the exercise of stock options were $3,000 and $11,000 for the quarters ended March 31, 2007 and 2006

The following table represents stock option activity for the quarter ended March 31, 2007:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at January 1, 2007	286,040	$2.95
Granted	36,000	3.58
Exercised	(1,000)	2.93
Forfeited	(18,640)	3.50
Outstanding options at March 31, 2007	302,400	$2.99	4.4 Yrs

Outstanding exercisable at March 31, 2007	161,120	$2.76	3.1 Yrs

The aggregate intrinsic value of options outstanding at March 31, 2007 and 2006 was $155,000 and $684,000, respectively. The aggregate intrinsic value of options exercisable at March 31, 2007 and 2006 was $129,000 and $482,000, respectively. Total intrinsic value of options exercised for the quarter ended March 31, 2007 and 2006 was $1,000 and $22,000, respectively.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 6. Warrants and Stock-Based Compensation Plans (Continued)

During the quarters ended March 31, 2007 and 2006, the Company granted 36,000 and 18,000 options, respectively. These options had a weighted average grant date fair value of $3.58 and $2.46 per share, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.45 - $0.90	19,800	0.6	$0.64	19,800	$0.64
$0.91 - $1.34	11,000	1.5	1.27	8,800	1.27
$1.35 - $1.79	8,800	1.7	1.45	4,840	1.45
$2.24 - $2.69	41,300	1.7	2.37	30,380	2.37
$2.70 - $3.14	63,500	2.1	2.90	49,700	2.90
$3.15 - $3.58	90,000	7.1	3.43	3,600	3.43
$3.58 - $4.03	24,000	5.4	3.62
$4.04 - $4.48	44,000	7.2	4.26	44,000	4.26
	302,400	4.4	$2.99	161,120	$2.76

At March 31, 2007, there was $185,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.32 years.

Note 7. New Accounting Standards

Effective January 1, 2007, Winland Electronics Inc. adopted FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109, which prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions taken or expected to be taken in a tax return. It is our responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  At the adoption date of January 1, 2007, we had no unrecognized tax benefits which needed to be adjusted for.  As of March 31, 2007, we reviewed all income tax positions taken or expected to be taken for all open tax years and determined our income tax positions are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a material effect on our financial statements for the first quarter ended March 31, 2007.

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At the adoption date of January 1, 2007, we recognized no interest or penalties related to uncertain tax positions.  As of March 31, 2007, we have recorded no accrued interest or penalties related to uncertain tax positions.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 7. New Accounting Standards - Continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 but it does not believe the adoption will have a significant impact on its financial position and results of operations.

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If the Company adopts this standard, it does not expect to have a material effect on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Company designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers. The Company is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement the Company’s contract manufacturing capabilities. The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support. These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty. The Company views EMS customers as strategic partners and works to provide these partners with high level customer care and technical services.

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

Executive Summary

Net sales for the first quarter of 2007 were $9,300,000, up 13.4% compared to the same period last year.  Achieving this sales volume was challenging as we experienced reduced sales from Select Comfort as they fully implemented their dual sourcing strategy.  The addition of new customers throughout 2006 offset the reduction in Select Comfort sales allowed us to maintain sales levels consistent with the fourth quarter of 2006 and achieve growth year over year compared to the first quarter of 2006.  Despite having sales from new customers, overall sales were below management’s expectations due to delays in releases of orders by customers. The change in customer make up has changed the gross margin based on the types and quantities of products produced and shipped to our customers in any given quarter. During the first quarter, the Company introduced 40 new or revised products to manufacturing from these new and existing customers showing customer confidence in our manufacturing capabilities and the ability to attract new business within our markets.  Gross profit for the first quarter was $1,206,000 or 13.0% of net sales, down from $1,660,000 or 20.2% from a year ago.  Increased rework and warranty costs, along with increased obsolete inventory costs driven by the change in our customer base and products and our decision to discontinue our DC motor controls business resulted in heightened warranty risks and excess raw and finished goods inventories. Changes in our reserves were the major factors in the reduction of gross profit for the quarter. These changes are further explained below.  Total operating expenses were $1,548,000 or 16.7% of net sales compared to $1,154,000 or 14.1% of net sales a year ago. We continued to invest in development of our proprietary products incurring $214,000 of new product development expenses. Due to the increased rework and warranty reserve, obsolescence reserve and our strategic initiatives for our proprietary products, we experienced our first quarterly loss since the third quarter of 2001.  The net loss for first quarter was $267,000 or a loss of $0.07 per basic share compared to net income of $311,000 or $0.09 per basic and fully diluted share for the same period a year ago.  We utilized 3.6 million shares in the calculation for the quarter ended March 31, 2007 and 3.6 million fully diluted shares for the same period a year ago.

RESULTS OF OPERATIONS
For the First Quarters Ended March 31, 2007 and 2006

Net Sales: Net sales for the quarter ended March 31, 2007 were $9,300,000, $1,101,000, or 13.4% higher compared to the quarter ended March 31, 2006. Net sales for original equipment manufacture (OEM) customers were $8,419,000 for the first quarter, $1,186,000 or 16.4% higher compared to 2006. Net sales of Winland proprietary products, primarily for the security/industrial markets were $736,000 for the first quarter, $105,000 or 12.5% lower compared to 2006. Net sales for engineering design services were $128,000 for the first quarter, $21,000 or 19.8% higher compared to 2006. During the quarter ended March 31, 2007, the Company introduced to production 40 new and revised OEM products compared to 33 new and revised OEM products introduced during the first quarter of 2006.

As of March 31, 2007, the Company’s OEM customers have given the Company purchase orders with an aggregate value of $15.4 million for delivery during the remainder of 2007. The Company expects to receive additional orders from current OEM customers for future production. Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled in 2007, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions.

Cost of Sales: Cost of sales were $8,094,000 for the quarter ended March 31, 2007, $1,555,000 or 23.8% higher compared to the quarter ended March 31, 2006. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales. Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.

Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.

Gross Profits: Gross profits can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency.  Gross profits were $1,206,000 for the quarter ended March 31, 2007, $454,000 or 27.3% lower compared to the quarter ended March 31, 2006. Decreased gross profits were due to increased warranty expense of $318,000, inventory obsolescence of $235,000, depreciation expense of $40,000 and indirect personnel costs of $32,000 offset in part by raw component cost savings of $114,000, and decreased small tools expense of $31,000.

For the quarter ended March 31, 2007, the Company incurred a $275,000 obsolete inventory expense to dispose of inventory for its DC Motor Controls product line, customer disengagements and increase its allowance for obsolete inventory to $271,000. The adjustment to the allowance for obsolete inventory was made due to the shift in business from one major customer to several smaller customers. The additional customers and their assemblies have increased the number of components procured, total material cost per assembly and increased exposure to restrictive terms from vendors for unique, custom components. Based on this shift in customer and product mix, the $271,000 reserve for obsolete inventory reflects management’s best estimate, based on its current inventory valuation policy, as of March 31, 2007.

The Company incurred $345,000 of rework and warranty expense for the quarter ended March 31, 2007 compared to $28,000 for the quarter ended March 31, 2006. These expenses for the first quarter ended March 31, 2007 were significantly higher than normal due to production issues relating to new products for existing as well as new customers. The allowance for rework and warranty balance of $191,000 is shown on the March 31, 2007 balance sheet as part of Other Liabilities. This balance represents management’s best estimate as to future rework and warranty obligations as of March 31, 2007, based on its current allowance for rework and warranty costs.

Operating Expenses: Total operating expenses were $1,548,000 for the quarter ended March 31, 2007, $394,000 or 34.1% higher compared to the quarter ended March 31, 2006. Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, and directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software, warranty expense associated with engineering projects and an allocation of facility and information technology usage.

General and administrative expenses were $659,000 for the quarter ended March 31, 2007, $66,000 or 11.1% higher compared to the quarter ended March 31, 2006. The increase in general and administrative expenses for the quarter ended March 31, 2007 is attributed to increased personnel expenses of $44,000, consulting expenses for development of strategic initiatives and board strategies of $31,000, offset in part by decreased Board of Directors expenses of $37,000.

Sales and marketing expenses (including project management) of $428,000 were $14,000 or 3.4% higher compared to the quarter ended March 31, 2006. The increased sales and marketing expenses for the quarter ended March 31, 2007 were mostly attributed to employee training expenses of $34,000 offset by decreased personnel expenses of $15,000.

Research and development expenses (including the development of new Company products as well as design services and support to the OEM customer base) were $461,000 for the quarter ended March 31, 2007, $314,000 or 213.6% higher compared to the quarter ended March 31, 2006. The significant increase in research and development expenses for the quarter ended March 31, 2007 were attributed to a reduction of labor and overhead expenses transferred to Engineering Cost of Goods Sold of $109,000, increased new product development of $107,000 and increased personnel expenses of $79,000.

Interest Expense: Interest expense was $81,000 for the quarter ended March 31, 2007 compared to $28,000 for the quarter ended March 31, 2006. During the first three months of 2007, the Company paid down $159,000 of long-term debt.

Net Income (Loss): The Company reported a net loss of $267,000 or $0.07 per basic share and fully diluted share for the quarter ended March 31, 2007 compared to net income of $311,000 or $0.09 per basic share and fully diluted share for the same period in 2006.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a blended federal and state income tax rate which was 35% for the quarters ended March 31, 2007 and 2006. The Company recognized an income tax benefit of $143,000 based on its $410,000 pre-tax loss for the quarter ended March 31, 2007. For the quarter ended March 31, 2006, the Company had pre-tax income of $486,000 resulting in income tax expense of $175,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $589,000 for the quarter ended March 31, 2007 compared to cash provided of $896,000 for the quarter ended March 31, 2006. The use of cash during the quarter was primarily due to increased inventory levels and payments of accounts payable balances offset by a reduction of accounts receivable balances. Cash used in investing activities was used to acquire capital equipment with a book cost of $118,000 and $311,000 for the quarters ended March 31, 2007 and 2006, respectively. Cash provided by financing activities was $656,000 for the quarter ended March 31, 2007. Cash provided from the exercise of stock options was $3,000 and $11,000 for the quarters ended March 31, 2007 and 2006. The Company used cash of $159,000 and $135,000 for the first quarter ended March 31, 2007 and 2006, respectively to pay down its long term borrowings.

The current ratio at March 31, 2007 was 1.9 to 1, compared to 2.1 to 1 at December 31, 2006. Working capital equaled $6.4 million on March 31, 2007, compared to $6.7 million on December 31, 2006.

On June 28, 2006, the Company entered into a revolving credit agreement with the M&I Bank of Minneapolis, Minnesota with an expiration date of June 29, 2007. The Company intends to renew the revolving credit agreement with M&I Bank prior to its expiration. The Company had $2,736,000 outstanding on the revolving line-of-credit agreement at March 31, 2007 and $1,924,000 outstanding as of December 31, 2006.

We believe that our cash balance, funds available under the line of credit agreement which we expect to renew and anticipated cash flows from operations will be adequate to fund our cash requirements for the next twelve months.

A summary of our contractual cash obligations as of March 31, 2007 is as follows:

	2007	2008	2009	2010	2011 and thereafter	Total
Term Loans (including interest)	$402,000	$353,000	$189,000	$136,000	$516,000	$1,596,000
Capital Leases (including interest)	208,000	273,000	273,000	273,000	200,000	1,227,000
Total	$610,000	$626,000	$462,000	$409,000	$716,000	$2,823,000

There are no off balance sheet contractual cash obligations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to the Company’s purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Winland’s earnings are affected by changes in interest rates as its revolving credit agreement has a variable interest rates based on LIBOR. If the interest rates had averaged 2% more for the quarter ended March 31, 2007, Winland’s interest expense would have increased by approximately $11,000. There have not been any material changes in interest rates over the first three months of 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures.

Winland’s Chief Executive Officer, Lorin E. Krueger, and Chief Financial Officer, Glenn A. Kermes, have reviewed Winland’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that Winland’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by Winland in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Control.

There was no change in Winland’s internal control over financial reporting during Winland’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Winland’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Winland Electronics, Inc.

Date: May 15, 2007	By:	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Glenn A. Kermes
Glenn A. Kermes, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended March 31, 2007	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002