Form 10-Q
period 2007-06-30
WINLAND ELECTRONICS INC
filed 2007-08-02
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	June 30, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registratnt in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
________________________

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑

There were 3,615,126 shares of Common Stock, $.01 par value, outstanding as of August 1, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	June 30, 2007		December 31, 2006
	(Unaudited)
Current Assets
Cash		$265		$51
Accounts receivable, net		3,591		5,165
Refundable Income taxes		560		237
Inventories
Raw materials	5,164		4,881
Work in process	294		327
Finished goods	1,242		1,976
Allowance for obsolete inventory	(551)		(190)
Total inventories		6,149		6,994
Prepaid expenses		479		360
Deferred income taxes		296		278
Total current assets		11,340		13,085

Other Assets		3		3

Property and Equipment, at cost:
Land and land improvements	383		383
Building	3,052		3,048
Machinery and equipment	6,997		6,863
Data processing equipment	1,235		1,003
Office furniture and equipment	481		457
Total property and equipment		12,148		11,754
Less accumulated depreciation		(6,414)		(5,975)
Net property and equipment		5,734		5,779
Total assets		$17,077		$18,867

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2007	December 31, 2006
	(Unaudited)
Current Liabilities
Revolving line of credit agreement	$1,879	$1,924
Current maturities of long-term debt	602	627
Accounts payable	1,967	2,830
Accrued expenses:
Compensation	466	673
Allowance for rework and warranty costs	240	126
Other	171	197
Total current liabilities	5,325	6,377

Long Term Liabilities
Long-term debt, less current maturities	1,575	1,706
Deferred income taxes	255	255
Deferred revenue	142	146
Total long-term liabilities	1,972	2,107

Stockholders' Equity
Common stock	36	36
Additional paid-in capital	4,583	4,429
Retained earnings	5,161	5,918
Total stockholders' equity	9,780	10,383
Total liabilities and stockholders' equity	$17,077	$18,867

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended June 30,
	2007	2006

Net sales	$8,099	$10,725
Cost of sales	7,221	9,123
Gross profit	878	1,602

Operating expenses:
General and administrative	716	618
Sales and marketing	421	390
Research and development	432	120
Total Operating Expenses	1,569	1,128

Operating income (loss)	(691)	474

Other income (expenses):
Interest expense	(93)	(31)
Other income, net	2	(3)
	(91)	(34)

Income (loss) before income taxes	(782)	440

Income tax benefit (expense)	291	(149)
Net income (loss)	$(491)	$291

Earnings (loss) per common share:
Basic	$(0.14)	$0.08
Diluted	$(0.14)	$0.08

Weighted-average number of common shares outstanding:
Basic	3,600,856	3,563,164
Diluted	3,600,856	3,669,749

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Net sales	$17,398	$18,924
Cost of sales	15,315	15,662
Gross profit	2,083	3,262

Operating expenses:
General and administrative	1,375	1,212
Sales and marketing	849	804
Research and development	893	267
Total Operating Expenses	3,117	2,283

Operating income (loss)	(1,034)	979

Other income (expenses):
Interest expense	(173)	(59)
Other income, net	15	6
	(158)	(53)

Income (loss) before income taxes	(1,192)	926

Income tax benefit (expense)	435	(324)
Net income (loss)	$(757)	$602

Earnings (loss) per common share:
Basic	$(0.21)	$0.17
Diluted	$(0.21)	$0.16

Weighted-average number of common shares outstanding:
Basic	3,600,603	3,548,819
Diluted	3,600,603	3,660,037

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(757)	$602
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Non-cash stock based compensation	114	91
Depreciation and amortization	444	367
Loss on disposal of equipment	-	6
Investor relations expense, non-cash warrant expense	-	3
Consulting expense, non-cash warrant expense	22	-
Deferred tax assets	(18)	(23)
Changes in assets and liabilities:
Accounts receivable	1,574	(424)
Refundable income taxes	(323)	(62)
Inventories	845	(2,409)
Prepaid expenses	(119)	(29)
Accounts payable	(863)	1,487
Accrued expenses and deferred revenue	(123)	298
Net cash provided by (used in) operating activities	796	(93)

Cash Flows From Investing Activities
Purchases of property and equipment	(235)	(1,003)
Proceeds from sale of property and equipment	4	-
Net cash used in investing activities	(231)	(1,003)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	(45)	800
Payments on long-term borrowings, including capital lease obligations	(323)	(271)
Proceeds from issuance of common stock	17	39
Net cash provided by (used in) financing activities	(351)	568

Net increase (decrease) in cash	214	(528)

Cash
Beginning	51	865
Ending	$265	$337

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$178	$59
Income taxes	-	408

Acquisition of property under capital leases	$167	$-

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial information has been prepared by Winland Electronics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Reclassifications:  Certain income statement amounts for the three and six months ended June 30, 2006 have been reclassified to be consistent with the classifications adopted for the same periods ended June 30, 2007.

Note 2.  Earnings Per Common Share

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three and six months ended June 30, 2006 was to increase weighted-average shares outstanding by 106,585 and 111,218, respectively.  For the three and six months ended June 30, 2007 diluted loss per share was the same as basic loss per share since the affects of options and warrants would have been anti-dilutive.

Note 3.  Financing Arrangement

The Company renewed its $4,000,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota with an expiration date of June 30, 2008.  Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the LIBOR rate plus two and one-half percent (2.5%), which was 7.82% as of June 30, 2007. Advances outstanding on the revolving line of credit agreement as of June 30, 2007 and December 31, 2006 were $1,879,000 and $1,924,000, respectively. At June 30, 2007, $2,121,000 was available for borrowing under the terms of this agreement.

During 2006, the Company entered into a Master Lease of Personal Property with M&I Equipment Finance Company of Milwaukee, Wisconsin. Under the lease, the Company can acquire new capital equipment to be used in the Company’s manufacturing processes. Individual leases under the master agreement have a 60-month term bearing an interest rate equal to the 30-month LIBOR swap rate plus 225 basis points effective the date each individual lease is approved. As of June 30, 2007, the Company had drawn funds under this lease agreement totaling $1,125,802, of which $981,206 remained outstanding.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 4.  Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for 10 percent (10%) or more of net sales for the three and six months ended June 30, 2007 and 2006 as follows:

	For the Three Months Ended June 30,
Sales percentage:	2007	2006
Customer A	22%	37%
Customer B	17%	26%
Customer C	19%	7%

	For the Six Months Ended June 30,
Sales percentage:	2007	2006
Customer A	21%	43%
Customer B	18%	19%
Customer C	17%	6%

The Company had net receivables from the above customers at June 30, 2007 and 2006 as follows:

Accounts receivable percentage:	2007	2006
Customer A	11%	24%
Customer B	17%	29%
Customer C	26%	4%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:

	For the Three Months Ended June 30,
	2007	2006
Proprietary microprocessors and mechanically controlled sensors and alarms	$774,000	$780,000
Electronic controls and assemblies for OEM customers	7,116,000	9,879,000
Engineering Design Services	188,000	47,000
Freight Out	21,000	19,000
Total	$8,099,000	$10,725,000

	For the Six Months Ended June 30,
	2007	2006
Proprietary microprocessors and mechanically controlled sensors and alarms	$1,507,000	$1,618,000
Electronic controls and assemblies for OEM customers	15,561,000	17,113,000
Engineering Design Services	290,000	153,000
Miscellaneous sales	3,000	-
Freight Out	37,000	40,000
Total	$17,398,000	$18,924,000

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 5.  Allowance for Rework and Warranty Costs

Allowance for Rework and Warranty Costs: The Company has a reserve for rework, product warranties and customer refunds. The Company provides a limited warranty to our OEM customers who require repair or replacement of product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, the Company provides a limited warranty for proprietary products for a period of one year, which requires repair or replacement of defective product at no cost to the customer or a refund the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve which reflects historical experience and potential warranty issues is determined based on a percentage of sales for the prior twleve-month period. Any specific known warranty issues are reserved for individually. The total of these reserves is analyzed to determine the probability and the Company’s financial exposure. The product warranty liability reflects management’s best estimate of probable liability under our product warranties and may differ from actual results.

Changes in the Company’s warranty liability, which is included in other accruals on the balance sheets are approximately as follows:

	For the Three Months Ended June 30,
	2007	2006
Balance, Beginning	$191,000	$118,000
Accruals for products sold	160,000	456,000
Expensing of specific warranty items	(111,000)	-
Charges in accruals for pre-existing warranties	-	(78,000)
Balance, Ending	$240,000	$496,000

	For the Six Months Ended June 30,
	2007	2006
Balance, Beginning	$126,000	$117,000
Accruals for products sold	590,000	457,000
Expensing of specific warranty items	(456,000)	-
Charges in accruals for pre-existing warranties	(20,000)	(78,000)
Balance, Ending	$240,000	$496,000

Note 6.  Warrants and Stock-Based Compensation Plans

Warrants: On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006.  The term of each 10,000 share increment will extend three years from the date of vesting.  As of June 30, 2007, warrants to purchase 20,000 shares of common stock at $3.96 were exercisable and outstanding.  The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement.  Investor relations expense from the amortization of warrants was $0 and $3,123 for the six months ended June 30, 2007 and 2006, respectively.  The total estimated fair value of the outstanding warrants at date of grant, $37,477, is reflected in additional paid in capital in the stockholders’ equity section at June 30, 2007 and December 31, 2006.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 6.  Warrants and Stock-Based Compensation Plans (Continued)

On February 16, 2006, the Company granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share.  The Company scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007.  Upon completion of Board Assets, Inc.’s services as facilitator for each of those meetings, 2,500 shares were scheduled to vest.  Warrants expire on February 16, 2016, if not exercised.  As of June 30, 2007, the first 2,500 shares were valued using the Black-Scholes pricing model at a fair value of $3.26 and vested.  No consulting expense was recognized in either of the six months ended June 30, 2007 or 2006.  The agreement between the Company and Board Assets, Inc. was terminated in October 2006.  Based on this termination, the second 2,500 shares will not vest and the Company will not incur additional expense for these shares.

On September 9, 2006, the Company granted to Steven P. Friswold and Bruce H. Senske, principals of Genoa Business Advisors, LLC (“Genoa”), warrants for each to purchase 10,000 shares of common stock at an exercise price of $3.40 per share.  The Company and Genoa have developed two strategic business initiatives which Genoa must execute in order for the warrants to vest.  These warrants shall vest and become exercisable to the extent of 5,000 shares each upon completion of Initiative 1 by Genoa and 5,000 shares each upon completion of Initiative 2 by Genoa.  The warrants terminate on September 6, 2011, if not exercised.  As of June 30, 2007, Initiative 1 was complete and 5,000 shares each vested.  The shares were valued using the Black-Scholes pricing method at a fair value of $2.26 amounting to $22,581 of consulting expense for the six months ended June 30, 2007.  The Company will incur consulting expense of approximately $25,000 based on using the Black-Scholes pricing model upon completion of Initiative 2 and vesting of the remaining options.

Stock option and employee stock purchase plans: As of June 30, 2007, the Company had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 1997 Stock Option Plan.  The plans are as follows:

2005 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares.  Awards issued under the plan to date include 114,000 shares of incentive stock options and 66,000 nonqualified stock options of which all 180,000 were outstanding and 58,600 of which were vested at June 30, 2007.  The exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of the Company’s assets are transferred through an acquisition, merger or reorganization.

1997 Stock Option Plan – This plan provided for grants in both the form of incentive stock options and nonqualified stock options.  The plan was terminated as to future grants in May 2005.  At June 30, 2007, there were 155,400 options outstanding of which 129,120 were vested.

1997 Employee Stock Purchase Plan – The Employee Stock Purchase Plan (ESPP) has provided employees of the Company the opportunity to purchase common stock through payroll deductions.  The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date.  The participation periods have a six-month duration beginning in January and July of each year.  A total of 100,000 shares of common stock were authorized for issuance under the ESPP since its inception of which 84,896 shares have been issued and 15,104 shares remain available for grant.  The ESPP expires December 31, 2007.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 6.  Warrants and Stock-Based Compensation Plans (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, compensation cost recognized after December 31, 2005 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original disclosure only provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  As a result of adopting SFAS 123R, our net income for the three months ended June 30, 2007 and 2006 was $83,000 and $78,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants to employees.  In addition, net income for the six months ended June 30, 2007 and 2006 was $136,000 and $91,000 lower due to adopting SFAS 123R

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	For the Six Months Ended June 30,
	2007	2006
Expected life, in years	4.86	5.62
Expected volatility	68.21%	80.18%
Risk-free interest rate	4.71%	4.70%
Dividend yield	0.00%	0.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three and six months ended June 30, 2007 and 2006, there were no stock option exercises or disqualifying stock dispositions which triggered tax benefits, therefore net cash provided by financing activities was not affected as a result of the adoption of SFAS 123R.

Net cash proceeds from the exercise of stock options were $3,000 for the six months ended June 30, 2007.

The following table represents stock option activity for the period ended June 30, 2007:

			Weighted-Average
	Number of	Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Life (Years)
Outstanding options at January 1, 2007	286,040	$2.95
Granted	58,000	3.46
Exercised	(1,000)	2.93
Forfeited	(18,640)	3.50
Outstanding options at June 30, 2007	324,400	$3.01	4.5

Exercisable at June 30, 2007	187,720	$2.83	3.7

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 6.  Warrants and Stock-Based Compensation Plans (Continued)

The aggregate intrinsic value of options outstanding at June 30, 2007 and 2006 was $146,000 and $279,000, respectively.  The aggregate intrinsic value of options exercisable at June 30, 2007 and 2006 was $123,000 and $179,000, respectively.  Total intrinsic value of options exercised year-to-date ended June 30, 2007 and 2006 was $1,000 and $173,000, respectively.

In each quarter ended June 30, 2007 and 2006, the Company granted 22,000 options which had weighted average grant date fair values of $3.27 and $4.48 per share, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.45 - $0.90	19,800	0.4	$0.64	19,800	$0.64
$0.91 - $1.34	11,000	1.3	1.27	8,800	1.27
$1.35 - $1.79	8,800	1.4	1.45	4,840	1.45
$2.24 - $2.69	41,300	1.5	2.37	30,380	2.35
$2.70 - $3.14	63,500	1.9	2.90	54,300	2.89
$3.15 - $3.58	112,000	7.4	3.40	25,600	3.28
$3.58 - $4.03	24,000	5.2	3.62
$4.04 - $4.48	44,000	6.9	4.26	44,000	4.26
	324,400	4.5	$3.01	187,720	$2.83

At June 30, 2007, there was $157,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.1 years.

Note 7.  Emerging Accounting Standards

Effective January 1, 2007, Winland Electronics Inc. adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109, which prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions taken or expected to be taken in a tax return.  It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which needed to be adjusted for.  As of June 30, 2007, management reviewed all income tax positions taken or expected to be taken for all open tax years and determined that our income tax positions are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a material effect on the Company’s financial statements for the six months ended June 30, 2007.

The Company would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At the adoption date of January 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions.  As of June 30, 2007, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 7.  Emerging Accounting Standards (Continued)

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

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met.  SFAS No. 159 is effective for years beginning after November 15, 2007.  If the Company adopts this standard, it does not expect to have a material effect on its financial statements.

ITEM 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs and manufactures circuit board assemblies and higher level assemblies for many OEM customers.  The Company is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement the Company’s contract manufacturing capabilities.  The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support.  These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty.  The Company views OEM customers as strategic partners and works to provide these partners with high level customer care and technical services.

The Company also develops and markets proprietary products which include an established family of environmental security products that can monitor critical environments.  The Company’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.  The Company’s “ALERT” series of products may be connected to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions.

Executive Summary

Net sales for the three months ended June 30, 2007 were $8,099,000, down 24.5% compared to the same period last year, which was the highest sales quarter in our Company’s history.  The Company has been successful in adding new customers, causing a favorable change in the sales blend and reduction of dependence on one customer, compared to the same period one year ago. However management’s expectations for overall sales for the quarter and year to date have fallen short as several key customers delayed releasing orders due to various product demand and customer-initiated product design issues.  During the last three months, we continued to be awarded new orders from our customers introducing 25 new or revised products to manufacturing as well as adding additional orders for our engineering services. This displays our customer’s confidence in our manufacturing and engineering capabilities and the ability to attract new business within our markets.  Gross profit for the three months ended June 30, 2007 was $878,000 or 10.8% of net sales, down from $1,602,000 or 14.9% of net sales from a year ago.  The Company continued to be challenged by the changing nature of our customer base as well as product introductions which added to increases in obsolete inventory write offs and reserves and also caused the Company to increase warranty reserves due to increased warranty risks.  In addition, our overhead absorption declined due to sales falling below optimal plant utilization. Changes in our reserves and expenses incurred are further explained below.  Total operating expenses were $1,569,000 or 19.4% of net sales compared to $1,128,000 or 10.5% of net sales a year ago.  A significant component of the increase in operating expenses was increased research and development expense, including new product development for Winland’s proprietary products.  The Company incurred a net loss for the quarter due to increases in rework and warranty reserves, inventory obsolescence reserve, an obsolete inventory expense for excess inventory of $205,000 and expenses related to strategic initiatives to build our business in proprietary products.  The net loss was $491,000 or $0.14 per basic and diluted share compared to net income of $291,000 or $0.08 per basic and diluted share for the same period a year ago.  We utilized 3.6 million shares in the calculation for the three months ended June 30, 2007 and 3.7 million diluted shares for the same period a year ago.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2007 vs.
Three months and six months ended June 30, 2006

Net Sales: Net sales for the three months ended June 30, 2007 were $8,099,000, down $2,626,000 or 24.5% compared to the same period in 2006.  Net sales for original equipment manufacture (OEM) customers were $7,116,000, down $2,763,000 or 28.0% compared to 2006.  Net sales of the Company’s proprietary products, primarily for the security/industrial markets were $774,000, down $6,000 compared to a year ago.  Net sales for engineering design services tripled to $188,000, up $142,000 compared to a year ago.  Net sales for the six months end June 30, 2007 were $17,398,000, down $1,525,000 or 8.1% compared to the first six months of 2006.  Net sales for OEM customers were $15,561,000, down $1,551,000 or 9.1% compared to 2006.  Net sales of the Company’s proprietary products were $1,507,000, down $111,000 or 6.9% compared to a year ago.  Net sales for engineering design services were $290,000, up $137,000 compared to a year ago.  The significant decrease in sales for the three and six months ended June 30, 2007 compared to same period in 2006 was directly related to decreased sales to Select Comfort.  Sales to Select Comfort were down 56.1% and 54.2%, respectively for the three and six months ended June 30, 2007.  This drop in sales was expected due to the contract signed in 2006 and Select Comfort’s successful transition to their second source supplier.  Decreased sales to Select Comfort were partially offset by sales from existing customers for new and existing products in addition to sales to new customers.  Even though the Company was successful in adding new customers and products, actual sales to these customers fell short of management’s expectations due to customers delaying the release of orders because of product demand and customer-initiated design related issues.

As of June 30, 2007, the Company’s OEM customers have given the Company purchase orders with an aggregate value of $16.8 million for delivery during the remainder of 2007 and early 2008.  The Company expects to receive additional orders from current OEM customers for future production.  Although the Company has purchase orders in place for many of its OEM customers scheduled to be fulfilled, these customers may terminate their relationship with the Company at any time pursuant to certain cancellation provisions.

Cost of Sales: Cost of sales was $7,221,000 for the three months ended June 30, 2007, $1,902,000 or 20.8% lower compared to the three months ended June 30, 2006.  Cost of sales was $15,315,000 for the six months ended June 30, 2007, $347,000 or 2.2% lower compared to the six months ended June 30, 2006. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales.  Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.

Costs that are capitalized in work-in-process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.

Gross Profits: Gross profits can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency.  For the three months ended June 30, 2007, gross profits were $878,000, $724,000 or 45.2% lower compared to the three months ended June 30, 2006.  Lower gross profits were the result of a decline in net sales as well as increases in inventory obsolescence expense of $387,000 offset in part by decreased warranty expense of $345,000, direct personnel costs of $173,000 and raw component cost savings of $82,000. For the six months ended June 30, 2007, gross profits were $2,083,000, $1,180,000 or 36.2% lower compared to the six months ended June 30, 2006.   Lower gross profits were the result of a decline in net sales as well as increases in inventory obsolescence expense of $621,000 and depreciation expense of $54,000; offset in part by raw component cost savings of $196,000 and decreased direct personnel costs of $127,000.

For the three months ended June 30, 2007, the Company disposed of $205,000 of obsolete inventory while increasing the obsolescence reserve by $280,000 recognizing a total of $485,000 obsolete inventory expense compared to an expense of $98,000 for the same period in 2006.  For the six months ended June 30, 2007, the Company has disposed of $398,000 of obsolete inventory and increased the obsolescence reserve by $362,000 recognizing a total of $760,000 obsolete inventory expense compared to $139,000 for the same period in 2006.  These expenses were incurred as a result of the Company discontinuing its DC Motor Controller line of products, customer disengagements, the shift to a broader base of customers which has increased number of components procured and increased exposure to restrictive terms from vendors for unique, custom components.  As of June 30, 2007, the Company had $551,000 in its reserve for obsolete inventory.  This reserve for obsolete inventory reflects management’s best estimate, as of June 30, 2007, to account for excess inventory which may not be consumed by its customers or have the ability to be returned to its vendors.

For the three months ended June 30, 2007, the Company incurred $111,000 of rework and warranty expense compared to $456,000 for the three months ended June 30, 2006. The decrease in rework and warranty expense was due to warranty expense of $415,000 for the Company’s Enviro-Alert Enhancement Program during the second quarter a year ago.  For the six months ended June 30, 2007, the Company incurred $456,000 of rework and warranty expense compared to $484,000 for the six months ended June 30, 2006. The allowance for rework and warranty balance increased by $49,000 to $240,000 due to $45,000 of potential component concerns.  The balance is shown on the June 30, 2007 balance sheet as part of Other Accruals.  The $240,000 reserve for rework and warranty expense reflects management’s best estimate as to future rework and warranty obligations as of June 30, 2007.

Operating Expenses: Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses including salaries and related benefits and expenses for direct outside salesmen, customer service and the senior vice president of sales and marketing, sales commissions, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software and an allocation of facility and information technology usage.  Total operating expenses were $1,569,000 for the three months ended June 30, 2007, $441,000 or 39.1% higher compared to the same period in 2006.  For the six months ended June 30, 2007, total operating expenses were $3,117,000, $834,000 or 36.5% higher than for the same period in 2006.  A significant portion of the increase in operating expenses during the three and six month periods ended June 30, 2007 was due to increased research and development expenditures related, in part, to new product development for Winland’s proprietary products.

General and administrative expenses were $716,000, $98,000 or 15.9% higher for the three months ended June 30, 2007 compared to the same period in 2006.  The increase in general and administrative expenses for the three months was attributed to increased Board of Directors expenses of $31,000, bad debt expense of $26,000, Sarbanes-Oxley compliance fees of $23,000, fees associated with the Company’s Lean Enterprise of $14,000 offset in part by a reduction of personnel expenses of $23,000.  For the six months ended June 30, 2007, general and administrative expenses were $1,375,000, $163,000 or 13.5% higher compared to the same period in 2006.  This increase was due to Sarbanes-Oxley compliance fees of $48,000, bad debt expense of $26,000, personnel expenses of $21,000 offset in part by decreased professional fees of $30,000.

Sales and marketing expenses (including project management) for the three months ended June 30, 2007 were $421,000, $31,000 or 7.9% higher compared to the same period in 2006.  The increased sales and marketing expenses were due to increased professional fees of $29,000, legal fees of $13,000 offset by decreased personnel expenses of $33,000.  For the six months ended June 30, 2007, sales and marketing expenses were $849,000, $45,000 or 5.6% higher than the same period a year ago.  The increase was due to increased professional fees of $41,000, legal fees of $13,000 offset by reduced personnel expenses of $16,000.

Research and development expenses (including the development of new Company products as well as design services and support to the OEM customer base) were $432,000 for the three months ended June 30, 2007, $312,000 or 259.3% higher compared to the same period in 2006.  The significant increase in research and development expenses were attributed to increased new product development costs of $144,000, personnel expenses of $92,000, and a reduction of labor and overhead expenses transferred to Engineering Cost of Goods Sold of $86,000.  For the six months ended June 30, 2007, research and development expenses were $893,000, $626,000 or 234.2% higher compared to the same period in 2006.  The increase in research and development expenses were attributed to increased new product development costs of $252,000, personnel expenses of $167,000, and a reduction of labor and overhead expenses transferred to Engineering Cost of Goods Sold of $195,000.

Interest Expense: Interest expense was $93,000 and $173,000 for the three and six months ended June 30, 2007 compared to $31,000 and $59,000 for the same periods in 2006.  During the first six months of 2007, the Company paid down $323,000 of long-term debt.

Net Income (Loss): The Company reported a net loss of $491,000 or $0.14 per basic share and diluted share and a net loss of $ $757,000 or $0.21 per basic share and diluted share for the three and six months ended June 30, 2007, respectively, compared to net income of $291,000 or $0.08 per basic share and $0.08 per diluted share and $602,000 or $0.17 per basic share and $0.16 per diluted share for the same periods in 2006.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a blended federal and state income tax rate which was 35% for the three and six months ended June 30, 2007 and 2006.  The Company recognized an income tax benefit of $435,000 based on its $1,192,000 pre-tax loss for the six months ended June 30, 2007.  For the six months ended June 30, 2006, the Company had pre-tax income of $926,000 resulting in income tax expense of $324,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $797,000 for the six months ended June 30, 2007 compared to cash used of $93,000 for the six months ended June 30, 2006.  Cash was provided by the reduction of accounts receivable and inventory balances offset by increases in accounts payable and refundable income taxes compared to increases in accounts receivable and inventories during the same period in 2006.  Cash used in investing activities was used to acquire capital equipment with a book cost of $235,000 and $1,003,000 for the six months ended June 30, 2007 and 2006, respectively.  Cash provided by sale of capital assets was $4,000 for the six months ended June 30, 2007.  Cash used in financing activities was $348,000 for the six months ended June 30, 2007 compared to cash provided of $568,000 during the same period in 2006.  Cash provided from the exercise of stock options and issuance of common stock was $17,000 and $39,000 for the six months ended June 30, 2007 and 2006.  The Company used cash of $323,000 and $271,000 for the six months ended June 30, 2007 and 2006, respectively to pay down its long-term debt.

The current ratio was 2.1 to 1 at June 30, 2007 and at December 31, 2006.  Working capital equaled $6.0 million at June 30, 2007, compared to $6.7 million at December 31, 2006.

On June 29, 2007, the Company renewed its revolving credit agreement with the M&I Bank of Minneapolis, Minnesota to June 30, 2008, if not renewed.  The terms and covenants contained in the renewal did not change.   The Company had $1,879,000 outstanding on the revolving line-of-credit agreement at June 30, 2007 and $1,924,000 outstanding as of December 31, 2006.

We believe that our cash balance, funds available under the line of credit agreement and anticipated cash flows from operations will be adequate to fund our cash requirements for at least the next twelve months.

A summary of our contractual cash obligations as of June 30, 2007 is as follows:

	2007	2008	2009	2010	2011 and thereafter	Total
Term Loans (including interest)	$267,000	$353,000	$189,000	$137,000	$516,000	$1,462,000
Capital Leases (including interest)	139,000	273,000	273,000	272,000	201,000	1,158,000
Total	$406,000	$626,000	$462,000	$409,000	$717,000	$2,620,000

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

Winland’s earnings are affected by changes in interest rates as its revolving credit agreement has a variable interest rates based on LIBOR.  If the interest rates had averaged 2% more for the quarter ended June 30, 2007, Winland’s interest expense would have increased by approximately $13,000.  There have not been any material changes in interest rates over the first six months of 2007.

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

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Information regarding risk factors appear in Part 1 Item 2 of this Form 10-Q.  There have not been any material changes from the risk factors previously disclosed in our report on Form 10-KSB for fiscal year ended December 31, 2006 or Form 10-Q for the quarter ended March 31, 2007.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 8, 2007.

Proxies for the annual meeting were solicited pursuant Regulation 14A under the Securities and Exchange Act of 1394. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all nominees were elected.

The shareholders set the number of directors at four (4) by a vote of 3,218,235 shares in favor, 58,008 shares against and 7,542 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

	Number of	Number of
Nominee	Votes For	Votes Withheld
Lorin E. Krueger	3,263,211	20,574
Thomas J. de Petra	3,261,951	21,834
James L. Reissner	3,244,316	39,469
Richard T. Speckman	3,221,988	61,797

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Date: August 2, 2007	By:	/s/ Lorin E. Krueger
Lorin E. Krueger, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn A. Kermes
Glenn A. Kermes, Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended June 30, 2007	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002