Form 10-Q
period 2007-09-30
WINLAND ELECTRONICS INC
filed 2007-11-01
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	September 30, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,622,426 shares of Common Stock, $.01 par value, outstanding as of October 26, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	September 30, 2007		December 31, 2006
	(Unaudited)
Current Assets
Cash		$107		$51
Accounts receivable, net		4,663		5,165
Refundable Income taxes		441		237
Inventories
Raw materials	3,630		4,881
Work in process	293		327
Finished goods	1,038		1,976
Allowance for obsolete inventory	(551)		(190)
Total inventories		4,410		6,994
Prepaid expenses		393		360
Deferred income taxes		296		278
Total current assets		10,310		13,085

Other Assets		3		3

Property and Equipment, at cost:
Land and land improvements	383		383
Building	3,052		3,048
Machinery and equipment	7,037		6,863
Data processing equipment	1,258		1,003
Office furniture and equipment	483		457
Total property and equipment		12,213		11,754
Less accumulated depreciation		(6,632)		(5,975)
Net property and equipment		5,581		5,779
Total assets		$15,894		$18,867

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2007	December 31, 2006
	(Unaudited)
Current Liabilities
Revolving line of credit agreement	$-	$1,924
Current maturities of long-term debt	558	627
Accounts payable	2,224	2,830
Accrued expenses:
Compensation	490	673
Allowance for rework and warranty costs	164	126
Other	155	197
Total current liabilities	3,591	6,377

Long Term Liabilities
Long-term debt, less current maturities	1,535	1,706
Other long term tax liabilities	48	-
Deferred income taxes	255	255
Deferred revenue	140	146
Total long-term liabilities	1,978	2,107

Stockholders' Equity
Common stock	36	36
Additional paid-in capital	4,640	4,429
Retained earnings	5,649	5,918
Total stockholders' equity	10,325	10,383
Total liabilities and stockholders' equity	$15,894	$18,867

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended September 30,
	2007	2006

Net sales	$9,855	$9,803
Cost of sales	8,010	8,040
Gross profit	1,845	1,763

Operating expenses:
General and administrative	549	592
Sales and marketing	388	393
Research and development	305	143
	1,242	1,128

Operating income	603	635

Other income (expenses):
Interest expense	(53)	(50)
Other income, net	25	2
	(28)	(48)

Income before income taxes	575	587

Income tax expense	(88)	(202)
Net income	$487	$385

Earnings per common share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

Weighted-average number of common shares outstanding:
Basic	3,622,811	3,578,415
Diluted	3,642,825	3,645,336

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Net sales	$27,254	$28,724
Cost of sales	23,326	23,700
Gross profit	3,928	5,024

Operating expenses:
General and administrative	1,924	1,803
Sales and marketing	1,237	1,197
Research and development	1,198	410
	4,359	3,410

Operating income (loss)	(431)	1,614

Other income (expenses):
Interest expense	(226)	(109)
Other income, net	40	8
	(186)	(101)

Income (loss) before income taxes	(617)	1,513

Income tax benefit (expense)	347	(526)
Net income (loss)	$(270)	$987

Earnings (loss) per common share:
Basic	$(0.07)	$0.28
Diluted	$(0.07)	$0.27

Weighted-average number of common shares outstanding:
Basic	3,608,086	3,558,793
Diluted	3,608,086	3,655,078

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(270)	$987
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Non-cash stock based compensation	148	108
Depreciation and amortization	662	566
Loss on disposal of equipment	-	6
Investor relations expense, non-cash warrant expense	-	3
Consulting expense, non-cash warrant expense	22	8
Deferred tax assets	(18)	(23)
Changes in assets and liabilities:
Accounts receivable	502	(1,205)
Refundable income taxes	(204)	(6)
Inventories	2,584	(3,675)
Prepaid expenses	(33)	(73)
Accounts payable	(606)	1,536
Accrued expenses and deferred revenue	(145)	293
Net cash provided by (used in) operating activities	2,642	(1,475)

Cash Flows From Investing Activities
Purchases of property and equipment	(220)	(535)
Proceeds from sale of property and equipment	4	-
Net cash used in investing activities	(216)	(535)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	(1,924)	1,526
Payments on long-term borrowings, including capital
lease obligations	(486)	(419)
Proceeds from issuance of common stock	40	38
Net cash provided by (used in) financing activities	(2,370)	1,145

Net increase (decrease) in cash	56	(865)

Cash
Beginning	51	865
Ending	$107	$-

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$234	$123
Income taxes	-	555

Acquisition of property under capital leases	$252	$957

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited condensed financial information has been prepared by Winland Electronics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Reclassifications:  Certain income statement amounts for the three and nine months ended September 30, 2006 have been reclassified to be consistent with the classifications adopted for the same periods ended September 30, 2007.

Note 2. Earnings per Common Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the three months ended September 30, 2007 was to increase weighted-average shares outstanding by 20,014.  For the nine months ended September 30, 2007 diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive.  The diluted share calculation excluded 37,519 weighted average shares due to the net loss in the nine months ended September 30, 2007.  The dilutive effect of the additional shares for the three and nine months ended September 30, 2006 was to increase weighted-average shares outstanding by 66,921 and 96,285, respectively.

Note 3. Financing Arrangement

The Company has a $4,000,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota with an expiration date of June 30, 2008, if not renewed.  Advances are due on demand, secured by substantially all assets of the Company, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory. Interest on advances accrues at the LIBOR rate plus two and one-half percent (2.5%), which was 7.62% as of September 30, 2007. Advances outstanding on the revolving line of credit agreement as of September 30, 2007 and December 31, 2006 were $0 and $1,924,000, respectively. At September 30, 2007, $4,000,000 was available for borrowing under the terms of this agreement.

During 2006, the Company entered into a Master Lease of Personal Property with M&I Equipment Finance Company of Milwaukee, Wisconsin. Under the lease, the Company can acquire new capital equipment to be used in the Company’s manufacturing processes. Individual leases under the master agreement have a 60-month term bearing an interest rate equal to the 30-month LIBOR swap rate plus 225 basis points effective the date each individual lease is approved. As of September 30, 2007, the Company had drawn funds under this lease agreement totaling $1,209,116, of which $1,013,989 remained outstanding.

Winland Electronics, Inc.
Notes to Consolidated Financial Statements
Note 4. Major Customers and Enterprisewide Disclosures

Major Customers: The Company has customers that accounted for 10 percent (10%) or more of net sales for the three and nine months ended September 30, 2007 and 2006 as follows:
	For the Three Months Ended September 30,
Sales percentage:	2007	2006
Customer A	25%	23%
Customer B	18%	37%
Customer C	17%	11%
Customer D	10%	3%

	For the Nine Months Ended September 30,
Sales percentage:	2007	2006
Customer A	21%	20%
Customer B	20%	41%
Customer C	17%	8%
Customer D	10%	2%

The Company had net receivables from the above customers at September 30, 2007 and 2006 as follows:

Accounts receivable percentage:	2007	2006
Customer A	32%	14%
Customer B	11%	25%
Customer C	17%	21%
Customer D	14%	7%

Enterprisewide Disclosures: The following table presents revenues from external customers for each of the Company’s groups of products and services:
	For the Three Months Ended September 30,
	2007	2006
Proprietary microprocessors and mechanically controlled
sensors and alarms	$741,000	$859,000
Electronic controls and assemblies for OEM customers	8,150,000	8,679,000
Raw material and sub-assemblies for OEM customers	849,000	217,000
Engineering Design Services	86,000	27,000
Freight Out	29,000	21,000
	$9,855,000	$9,803,000

	For the Nine Months Ended September 30,
	2007	2006
Proprietary microprocessors and mechanically controlled
sensors and alarms	$2,247,000	$2,477,000
Electronic controls and assemblies for OEM customers	22,696,000	25,676,000
Raw material and sub-assemblies for OEM customers	1,846,000	330,000
Engineering Design Services	396,000	180,000
Freight Out	69,000	61,000
	$27,254,000	$28,724,000

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 5. Allowance for Doubtful Accounts

The Company evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectibles. We base our determinations on customer’s legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. We reserve accounts deemed to be uncollectible in the quarter in which we make the determination.  Write offs for the nine months ended September 30, 2007 and 2006 were $59,000 and $0 respectively.  The Allowance for Doubtful Accounts was $78,000 at September 30, 2007 and $20,000 at December 31, 2006.

Note 6. Allowance for Obsolete Inventory

The Company makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory.  In addition, we have developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on monthly reviews for our customers’ inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers.  Inventory not specific to a customer is evaluated at least annually.  Write offs for the nine months ended September 30, 2007 and 2006 were $717,000 and $138,000, respectively.  Management’s estimated reserve for slow moving and obsolete inventories was $551,000 at September 30, 2007 and $190,000 at December 31, 2006.

Note 7. Allowance for Rework and Warranty Costs

Allowance for Rework and Warranty Costs: The Company has a reserve for rework, product warranties and customer refunds. The Company provides a limited warranty to our OEM customers who require repair or replacement of product that is defective, due to Company workmanship issues, at no cost to the customer. In addition, the Company provides a limited warranty for proprietary products for a period of one year, which requires repair or replacement of defective product at no cost to the customer or a refund of the purchase price. Reserves are established based on historical experience and analysis for specific known and potential warranty issues. The reserve which reflects historical experience and potential warranty issues is determined based on a percentage of finished goods sales for the prior twelve-month period. Any specific known warranty issues are reserved for individually. The total of these reserves is analyzed to determine the probability and the Company’s financial exposure. The product warranty liability reflects management’s best estimate of probable liability under product warranties and may differ from actual results.

Changes in the Company’s warranty liability are approximately as follows:
	For the Three Months Ended September 30,
	2007	2006
Balance, Beginning	$240,000	$496,000
Accruals for products sold	67,000	20,000
Expensing of specific warranty items	(98,000)	-
Charges in accruals for pre-existing warranties	(45,000)	(214,000)
Balance, Ending	$164,000	$302,000

	For the Nine Months Ended September 30,
	2007	2006
Balance, Beginning	$126,000	$117,000
Accruals for products sold	657,000	477,000
Expensing of specific warranty items	(554,000)	-
Charges in accruals for pre-existing warranties	(65,000)	(292,000)
Balance, Ending	$164,000	$302,000

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 8. Warrants and Stock-Based Compensation Plans

Warrants: On February 1, 2005, the Company granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006.  The term of each 10,000 share increment will extend three years from the date of vesting.  As of September 30, 2007, warrants to purchase 20,000 shares of common stock at $3.96 per share were exercisable and outstanding.  The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement.  Investor relations expense from the amortization of warrants was $0 and $3,123 for the nine months ended September 30, 2007 and 2006, respectively.  The total estimated fair value of the outstanding warrants at date of grant, $37,477, is reflected in additional paid in capital in the stockholders’ equity section at September 30, 2007 and December 31, 2006.

On February 16, 2006, the Company granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share.  The Company scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007.  Upon completion of Board Assets, Inc.’s services as facilitator for each of those meetings, 2,500 shares were scheduled to vest.  Warrants expire on February 16, 2016, if not exercised.  As of September 30, 2007, the first 2,500 shares were valued using the Black-Scholes pricing model at a fair value of $3.26 and vested.  No consulting expense was recognized in either of the nine months ended September 30, 2007 or 2006.  The agreement between the Company and Board Assets, Inc. was terminated in October 2006.  Based on this termination, the second 2,500 shares will not vest and the Company will not incur additional expense for these shares.

On September 9, 2006, the Company granted to Steven P. Friswold and Bruce H. Senske, principals of Genoa Business Advisors, LLC (“Genoa”), warrants for each to purchase 10,000 shares of common stock at an exercise price of $3.40 per share.  The Company and Genoa have developed two strategic business initiatives which Genoa must execute in order for the warrants to vest.  These warrants shall vest and become exercisable to the extent of 5,000 shares each upon completion of Initiative 1 by Genoa and 5,000 shares each upon completion of Initiative 2 by Genoa.  The warrants terminate on September 6, 2011, if not exercised.  As of September 30, 2007, Initiative 1 was complete and 5,000 shares each vested.  The shares were valued using the Black-Scholes pricing method at a fair value of $2.26 amounting to $22,581 of consulting expense for the nine months ended September 30, 2007.  The Company will incur consulting expense of approximately $25,000 based on using the Black-Scholes pricing model upon completion of Initiative 2 and vesting of the remaining options.

Stock option and employee stock purchase plans: As of September 30, 2007, the Company had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 1997 Stock Option Plan.  The plans are as follows:

2005 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares.  Awards issued under the plan to date include 149,000 shares of incentive stock options and 55,000 nonqualified stock options of which all 204,000 were outstanding and 63,400 of which were vested at September 30, 2007.  The exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of the Company’s assets are transferred through an acquisition, merger or reorganization.

1997 Stock Option Plan – This plan provided for grants in both the form of incentive stock options and nonqualified stock options.  The plan was terminated as to future grants in May 2005.  At September 30, 2007, there were 108,100 options outstanding of which 90,740 were vested.

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 8. Warrants and Stock-Based Compensation Plans (Continued)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, compensation cost recognized after December 31, 2005 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original disclosure only provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  As a result of adopting SFAS 123R, our net income for the three months ended September 30, 2007 and 2006 was $31,000 and $13,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants to employees.  In addition, net income for the nine months ended September 30, 2007 and 2006 was $140,000 and $101,000 lower due to adopting SFAS 123R.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	For the Nine Months Ended September 30,
	2007	2006
Expected life, in years	5.09	5.90
Expected volatility	69.53%	81.74%
Risk-free interest rate	4.63%	4.74%
Dividend yield	0.00%	0.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three and nine months ended September 30, 2007 and 2006, there were no stock option exercises or disqualifying stock dispositions which triggered tax benefits, therefore net cash provided by financing activities was not affected as a result of the adoption of SFAS 123R.

Net cash proceeds from the exercise of stock options were $40,000 for the nine months ended September 30, 2007.

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 8. Warrants and Stock-Based Compensation Plans (Continued)

The following table represents stock option activity for the nine months ended September 30, 2007:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Shares	Exercise Price	(Years)
Outstanding options at January 1, 2007	286,040	$2.95
Granted	93,000	3.27
Exercised	(38,840)	1.29
Forfeited	(28,100)	2.97
Outstanding options at September 30, 2007	312,100	$3.25	5.0

Exercisable at September 30, 2007	154,140	$3.25	4.3

The aggregate intrinsic value of options outstanding at September 30, 2007 and 2006 was $7,000 and $251,000, respectively.  The aggregate intrinsic value of options exercisable at September 30, 2007 and 2006 was $5,000 and $163,000, respectively.  Total intrinsic value of options exercised year-to-date ended September 30, 2007 and 2006 was $55,000 and $182,000, respectively.

For the quarter ended September 30, 2007, the Company granted 35,000 options which had weighted average grant date fair values of $2.94.  For the quarter ended September 30, 2006, the Company granted 24,000 options which had weighted average grant date fair values of $3.62.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.90 - $1.34	8,800	1.2	1.27	6,600	1.27
$2.24 - $2.69	32,800	2.6	2.40	18,840	2.46
$2.70 - $3.14	63,500	1.6	2.90	54,300	2.89
$3.15 - $3.58	139,000	6.9	3.35	25,600	3.28
$3.58 - $4.03	24,000	4.9	3.62	4,800	3.62
$4.04 - $4.48	44,000	6.7	4.26	44,000	4.26
	312,100	5.0	$3.25	154,140	$3.25

At September 30, 2007, there was $192,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.2 years.

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 9.                      Income Taxes

Effective January 1, 2007, Winland Electronics Inc. adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.  As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which needed to be adjusted for.  The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within general and administrative expenses.  At the adoption date of January 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions.  As of September 30, 2007, the Company recorded $3,000 for accrued interest related to uncertain tax positions.

As of September 30, 2007, the Company recognized a $113,000 reduction in income tax expense for Research and Engineering Tax credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 and 2006, net of $48,000 reserve for FIN 48, Accounting for Uncertainty in Income Taxes.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of September 30, 2007, the Company was not under examination by any taxing authority.

Management expects an increase to the liability for unrecognized tax benefits, accrued interest and penalties within the next 12 months, but does not believe these will have a significant impact on its financial position and results of operations.

Note 10. Emerging Accounting Standards

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

ITEM 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs and manufactures circuit board assemblies and higher level assemblies for many original equipment manufacturer (OEM) customers.  The Company is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement the Company’s contract manufacturing capabilities.  The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support.  These services differentiate the Company from the competition and increase customer satisfaction, confidence, and loyalty.  The Company views OEM customers as strategic partners and works to provide these partners with high level customer care and technical services.

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

Executive Summary

Net sales for the three months ended September 30, 2007 were $9,855,000, essentially unchanged from the same quarter last year.  Winland’s sales mix reflects a significant change, however, with sales to Select Comfort declining from 41% of net sales in the third quarter last year to 20% in the current quarter.  Our staff has been successful in expanding and diversifying our OEM customer base with the addition of three new major customers over the past year.  During the third quarter, we were awarded new orders from our customers and introduced 33 new or revised products to manufacturing.

Gross profit for the three months ended September 30, 2007 was $1,845,000 or 18.7% of net sales, up from $1,763,000 or 18.0% of net sales compared to a year ago.  Our results during the quarter also reflect the benefits of a realignment of our cost structure initiated during the second quarter.  In addition, we maintained our reserves for obsolete inventory and rework and warranty established in the second quarter of 2007.

Total operating expenses were $1,242,000 or 12.6% of net sales compared to $1,127,000 or 11.8% of net sales a year ago.  A significant component of the increase in operating expenses was increased research and development expense, including new product development for Winland’s proprietary products.

Net income was $489,000 or $0.13 per basic and diluted share compared to net income of $385,000 or $0.11 per basic and diluted share for the same period a year ago.

During the quarter, we strengthened our balance sheet by reducing our inventory by $1,739,000 through consumption of raw materials and sales of excess raw materials as explained below.  In addition, we significantly improved our cash position as we paid $1,879,000 in debt under our revolving line of credit bringing the balance to zero.  Our current ratio improved to 2.8 to 1.0 with working capital returning to levels consistent with December 31, 2006.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2007 vs.
Three months and nine months ended September 30, 2006

Net Sales:  Net sales for the three months ended September 30, 2007 were $9,855,000, up $52,000 or 0.5% compared to the same period in 2006.  Net sales of electronic controls and final assemblies for original equipment manufacture (OEM) customers were $8,150,000, down $529,000 or 6.1% compared to 2006.  Net sales of raw material and sub-assemblies for OEM customers were $849,000, up 291.2% compared to 2006.  Net sales of the Company’s proprietary products, primarily for the security/industrial markets were $741,000, down $118,000 compared to the same quarter a year ago.  Net sales for engineering design services increased $59,000 to $86,000 compared to a year ago.

Net sales for the nine months ended September 30, 2007 were $27,254,000, down $1,463,000 or 5.1% compared to the first nine months of 2006.  Net sales of electronic controls and final assemblies for OEM customers were $22,696,000, down $2,980,000 or 11.6% compared to 2006.  Net sales of raw material and sub-assemblies for OEM customers were $1,846,000, up 471.5% compared to 2006.  Net sales of the Company’s proprietary products were $2,247,000, down $230,000 or 9.3% compared to a year ago.  Net sales for engineering design services were $396,000, up $216,000 or 120.0% compared to a year ago.  See Note 4 to the Company’s Condensed Financial Statements for a tabular view of this information.

The significant decrease in sales of electronic controls and final assemblies for the three and nine months ended September 30, 2007 compared to the same period in 2006 was directly related to decreased sales to Select Comfort.  Sales to Select Comfort were down 51.6% and 53.4%, respectively, for the three and nine months ended September 30, 2007.  This decrease in sales was expected and consistent with the terms of the Select Comfort contract signed in 2006 and Select Comfort’s transition to a second source supplier.  Decreased sales to Select Comfort were partially offset by sales to existing customers for new and existing products, as well as sales to new customers.

During the first nine months of 2006, the Company recorded sales of its Enviro-Alert products to a national grocery store chain.  The grocery store chain retrofitted numerous store locations in addition to new construction.  Sales to this grocery store chain did not recur in 2007 leading to a reduction of $230,000 in sales for the nine months ended September 30, 2007.

An uncharacteristically significant component of Winland’s sales mix for the nine months ended September 30, 2007 was $1,846,000 recognized from the sale of excess raw materials and sub assemblies to OEM customers under customer agreements intended to limit Winland’s exposure to excess inventory and obsolescence. Such excess inventory and obsolescence typically results at the end of a customers’ product life, or from raw material component changes resulting from customer-initiated product design changes. During the three and nine month periods ended September 30, 2007, several major customers commenced product design changes, initiating sales of excess inventory under these agreements. Due to these unusual circumstances involving multiple customers and product redesigns, management does not believe that this level of sales derived from excess raw materials and sub assemblies to OEM customers is likely to occur in the future.

 As of September 30, 2007, Winland’s OEM customers have given the Company purchase orders with an aggregate value of $17.0 million for delivery during the remainder of 2007 and early 2008.  The Company expects to receive additional orders from current OEM customers for future production.  Although we have purchase orders in place for many of our OEM customers scheduled to be fulfilled, these customers may terminate their relationship with Winland at any time pursuant to certain cancellation provisions.

Cost of Sales: Cost of sales was $8,010,000 for the three months ended September 30, 2007, consistent with the same period in 2006.  Cost of sales was $23,326,000 for the nine months ended September 30, 2007, and was $374,000 or 1.6% lower than cost of sales for the nine months ended September 30, 2006. The Company includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales.  Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.

Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and some freight.

Gross Profits:  Gross profits can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency.  Gross profit was $1,845,000 for the three months ended September 30, 2007, an increase of $82,000 or 4.7% compared to the same period a year ago.  Increased gross profits were due to raw component cost savings of $188,000 and decreased indirect personnel costs of $124,000.  In addition, the Company was successful in enforcing customer agreements regarding excess raw materials and received additional orders for inventory that had earlier been reserved for. As a result, obsolete inventory expense was reduced by $42,000.  Rework and warranty expenses incurred during the three month period were $98,000, $255,000 higher than the same period last year.  The increase was primarily due to the $177,000 reduction in the Company’s liability for the Enviro-Alert Enhancement Program during the same period a year ago.

Gross profit was $3,928,000 for the nine months ended September 30, 2007, a decrease of $1,097,000 or 21.8%, compared to the nine months ended September 30, 2006.   The decline in gross profit was primarily due to decreased net sales.  Other factors causing the reduction in gross profits were increased obsolete inventory expense of $579,000 resulting from disposal of inventory related to customer disengagements and increased warranty expense of $227,000 which were partially offset by raw component cost savings of $384,000 and reduced indirect personnel costs of $155,000.

Operating Expenses: Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits and expenses, professional and legal fees, investor relations expenses, board of directors fees, directors and officers insurance and other general office supplies and expenses; 2) sales and marketing expenses, including salaries, commissions and related benefits and expenses for direct outside salespeople, customer service personnel and the senior vice president of sales and marketing, sales, trade show expenses, web site development and maintenance, promotional materials, advertising expense and an allocation for facility and information technology usage; and 3) research and development expense such as salaries and related benefits and expenses, labor and material associated with new product development, depreciation and maintenance of research and development equipment and software and an allocation of facility and information technology usage.  Total operating expenses were $1,242,000 for the three months ended September 30, 2007, an increase of $114,000 or 12.6% compared to the same period in 2006.  For the nine months ended September 30, 2007, total operating expenses were $4,359,000, an increase of $949,000 or 27.8% compared to the same period in 2006.  A significant portion of the increase in operating expenses during the three and nine month periods ended September 30, 2007 was due to increased research and development expenditures related, in part, to new product development for Winland’s proprietary products.

General and administrative expenses were $549,000 for the three months ended September 30, 2007, a decrease of $43,000 or 7.2% compared to the same period in 2006.  The decrease was due to declines in professional fees of $32,000 and consulting expenses of $32,000 offset in part by increased bad debt expense of $32,000.  For the nine months ended September 30, 2007, general and administrative expenses were $1,924,000, an increase of $121,000 or 6.7% compared to the same period in 2006.  This increase was due to increased bad debt expense of $59,000, Sarbanes-Oxley implementation costs of $48,000 and personnel expenses of $27,000 offset in part by decreased professional fees of $52,000.

Sales and marketing expenses (including project management) for the three months ended September 30, 2007 were $388,000, relatively unchanged from the same period in 2006.  For the nine months ended September 30, 2007, sales and marketing expenses were $1,237,000, an increase of $40,000 or 3.3% compared to the same period a year ago.  The increase was due to increased professional fees of $41,000 and legal fees of $16,000.

Research and development expenses include: 1) all expenses related to the design, development and testing of new products for Winland’s line of alarms and sensors for measuring critical environments; and 2) expenses for design services and support to our OEM customer base.  For the three months ended September 30, 2007, research and development expense was $305,000, an increase of $162,000 or 113.3% compared to the same period in 2006.  The significant increase in research and development expenses was attributed to increased new product development costs of $110,000, personnel expenses of $57,000 and a reduction of labor and overhead expenses transferred to Engineering Cost of Goods Sold of $18,000.  For the nine months ended September 30, 2007, research and development expenses were $1,198,000, an increase of $788,000 or 192.1% compared to the same period in 2006.  The increase in research and development expenses was attributed to increased new product development costs of $362,000, personnel expenses of $258,000, and a $214,000 reduction of labor and overhead expenses transferred to Engineering Cost of Goods Sold.

Interest Expense: Interest expense was $53,000 and $226,000 for the three and nine months ended September 30, 2007 compared to $50,000 and $109,000 for the same periods in 2006.  During the first nine months of 2007, the Company paid down $486,000 of long-term debt and $1,924,000 of its revolving line-of-credit.

Net Income (Loss): The Company reported net income of $487,000 or $0.13 per basic and diluted share and a net loss of $ $270,000 or $0.07 per basic and diluted share for the three and nine months ended September 30, 2007, respectively, compared to net income of $385,000 or $0.11 per basic and diluted share and $987,000 or $0.28 per basic share and $0.27 per diluted share for the same periods in 2006.

The Company believes inflation has not significantly affected its results of operations.

The Company uses a blended federal and state income tax rate which was 35% for the three and nine months ended September 30, 2007 and 2006.  The Company recognized an income tax benefit of $215,000 based on its $614,000 pre-tax loss for the nine months ended September 30, 2007.  In addition, the Company recognized $113,000 reduction in income tax expense for Research and Engineering Tax credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 and 2006, net of $48,000 reserve for FIN 48, Accounting for Uncertainty in Income Taxes.  For the nine months ended September 30, 2006, the Company had pre-tax income of $1,513,000 resulting in income tax expense of $526,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $2,643,000 for the nine months ended September 30, 2007 compared to cash used of $1,475,000 for the nine months ended September 30, 2006.  Cash was provided by the reduction of accounts receivable and inventory balances offset by decreases in accounts payable and accrued expenses compared to increases in accounts receivable and inventories during the same period in 2006.  Cash used in investing activities was used to acquire capital equipment with a book cost of $221,000 and $535,000 for the nine months ended September 30, 2007 and 2006, respectively.  Cash used in financing activities was $2,370,000 for the nine months ended September 30, 2007 compared to cash provided of $1,145,000 during the same period in 2006.  Cash was used to pay down the revolving line of credit in the amount of $1,924,000 in the nine month period of 2007 compared to cash provided by borrowing against the revolving line of credit in the amount of $1,526,000 in the nine month period of 2006.  Cash provided from the exercise of stock options and issuance of common stock was $40,000 and $38,000 for the nine months ended September 30, 2007 and 2006.  The Company used cash of $486,000 and $419,000 for the nine months ended September 30, 2007 and 2006, respectively to pay down its long-term debt.

The current ratio was 2.9 to 1 at September 30, 2007 and 2.1 to 1 at December 31, 2006.  Working capital equaled $6.7 million at September 30, 2007 and December 31, 2006.

The Company had no balance outstanding on its revolving line-of-credit as of September 30, 2007 as compared to a balance outstanding of $1,924,000 as of December 31, 2006.

We believe that our cash balance, funds available under the line of credit agreement and anticipated cash flows from operations will be adequate to fund our cash requirements for at least the next twelve months.

A summary of our contractual cash obligations as of September 30, 2007 is as follows:

	2007	2008	2009	2010	2011 and thereafter	Total
Term Loans (including interest)	$133,000	$353,000	$189,000	$136,000	$516,000	$1,327,000
Capital Leases (including interest)	76,000	293,000	293,000	293,000	234,000	1,189,000
Total	$209,000	$646,000	$482,000	$429,000	$750,000	$2,516,000

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Winland’s earnings are affected by changes in interest rates as its revolving credit agreement has a variable interest rates based on LIBOR.  If the interest rates had averaged 2% more for the quarter ended September 30, 2007, Winland’s interest expense would have increased by approximately $5,000.  There have not been any material changes in interest rates over the first nine months of 2007.

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

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Information regarding risk factors appears in Part 1 Item 2 of this Form 10-Q.  There have not been any material changes from the risk factors previously disclosed in our report on Form 10-KSB for fiscal year ended December 31, 2006 or Form 10-Q for the quarter ended June 30, 2007.

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

Winland Electronics, Inc.

Date: October 31, 2007	By:	/s/ Lorin E. Krueger
Lorin E. Krueger, President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn A. Kermes
Glenn A. Kermes, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended September 30, 2007	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

10.1	Separation agreement between the Company and Lorin E. Krueger dated October 29, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 30, 2007)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002