Form 10-K
period 2007-12-31
WINLAND ELECTRONICS INC
filed 2008-03-21
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Exact name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1950 Excel Drive, Mankato Minnesota	56001
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (507) 625-7231

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, $.01 par value	American Stock Exchange
Preferred Stock Purchase Rights	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes☐  No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☑

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2007 was approximately $11,020,390 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,640,741 shares of Common Stock, $.01 par value, outstanding as of March 19, 2008.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Winland Electronics, Inc. (Winland or the Company) was incorporated as a Minnesota corporation in October 1972.  Winland designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization.  Revenues from OEM customers provided 90.9% of Winland’s total revenue in 2007.  Winland continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security products, which accounted for 9.1% of Winland’s total revenue in 2007.

Products

Winland designs, produces and distributes products in two product categories defined as “Electronic Manufacturing Services (“EMS”) for OEM Customers” and “Proprietary Products,” primarily for the Security/Industrial markets.

Electronic Manufacturing Services for OEM Customers:  Winland designs and manufactures circuit board assemblies and higher level products that incorporate them for many OEM customers.  Winland is positioned to offer complete solutions to OEM customer needs by providing value-added services that complement its contract manufacturing capabilities.  The services provided may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support.  These services differentiate Winland from the competition and increase customer satisfaction, confidence, and loyalty.  Winland views EMS customers as strategic partners and works to provide these “partners” with high level customer care and technical services.  Although Winland has purchase orders in place from many of its OEM customers that are scheduled to be fulfilled in 2008, these customers may terminate their relationship with Winland at any time, with certain cancellation provisions.  Therefore, there is no assurance that Winland will continue to be engaged by any of these customers.  Sales to OEM customers accounted for 90.9% and 91.3% of total net sales during 2007 and 2006, respectively.

Proprietary Products:  Winland’s proprietary products include an established family of environmental security products that can monitor critical environments.  Winland’s security/industrial products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.  Winland’s “ALERT” series of products may be connected to many burglar or fire alarm panels to monitor and report unfavorable environmental conditions.  Proprietary product sales accounted for 9.1% and 8.7% of total net sales for 2007 and 2006, respectively.

Distribution

Winland markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts along with a referral network to promote its services and uncover new opportunities.  Winland’s management believes that a direct sales force augmented by a referral network strategy effectively provides Winland an opportunity to build market share in the EMS market.  One of Winland’s key marketing objectives is to form long-term business partnerships with OEM customers by working directly with the customer to both design and manufacture products for them, thereby creating a degree of technological interdependence between Winland and its customer. With this in mind, Winland has worked to identify new OEM customers that need a broad range of services in addition to their manufacturing needs.  Winland plans to achieve continued growth in OEM sales by providing its customers added value, with a customer intimate strategy that is centered in exceptional service, application specific technical expertise, and exceptional quality.

Winland markets its proprietary products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions.  Currently, Winland sells its environmental security products through a distribution network of over 900 locations in the United States, Canada, Mexico, and Europe.  In 2006, Winland took steps to market its products in Europe by developing a network of distributor outlets throughout Western Europe.  Winland continues to explore opportunities with its proprietary product lines, to expand into additional markets, as well as designing new products.

Competition

Winland’s business includes the design and manufacture of custom electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. The competition for the contract design and manufacturing services Winland offers is very competitive, both domestically and internationally.  To enhance its ability to compete effectively, Winland continues to invest in the development of its work force and technically advanced design, production and test equipment.  Winland distinguishes itself from many of its competitors by offering full service solutions to its contract design and manufacture customers.  Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, and company reputation.  Winland believes that it performs favorably with respect to these competitive factors in the markets it serves.  Winland’s Asian competitors can offer more aggressive pricing, and have greater capacity, than it does.  Competition among the security/industrial products has increased the last several years as additional companies have introduced competing products.  Winland believes, however, that its products offer desirable features at competitive prices. Significant competitive factors in the market for security/industrial products include product effectiveness and features, price, reliability and company reputation.  Winland believes that it competes favorably with respect to product effectiveness, features, price and reliability.  However, given its size and relatively small presence in this market, many of its competitors have an advantage by being larger, better-known and better-financed.

Source of Raw Materials

Raw material components and some subassemblies are purchased from outside vendors, qualified through a vendor qualification process and inspected in accordance with Winland’s inspection policies before being incorporated into products.   Certain purchased components and subassemblies are manufactured to design specifications furnished by Winland, while others are standard off-the-shelf items.  Winland utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications.  If Winland loses one or more of its major components suppliers, and needs to seek alternative suppliers, some delay and possible additional costs may be incurred while obtaining alternative sources.

In addition to manufacturing its own products, Winland has contracted with companies in the United States and foreign countries to provide both finished goods assemblies and component assemblies designed to its specifications.  Although alternative sources for such items may be found, if Winland were to lose one or more of these suppliers, some delay and additional costs may be incurred while obtaining alternative sources.

Significant Customers

Winland has worked to develop long-term, mutually beneficial relationships with its OEM customers.  Due to the nature of Winland’s contract manufacturing relationships, there is a significant degree of dependence between these customers and Winland.  Net sales to Select Comfort Corporation (Select) were $6.9 million, or 20.0% of total net sales in 2007 and $14.5 million, or 38.3% of total net sales in 2006.  Select Comfort is a Minnesota based air-sleep system manufacturer in the bedding industry.  Net sales to XATA Corporation (XATA) were $6.7 million, or 19.2% of total net sales in 2007 and $7.2 million, or 18.9% of total net sales in 2006.  XATA is a Minnesota based onboard fleet management solutions provider for the trucking industry.  Net sales for Fluke Corporation (Fluke) were $6.4 million, or 18.4% of total net sales in 2007 and $3.5 million, or 9.2% of total net sales in 2006.  Fluke is global leader in the manufacture of compact, professional electronic test tools based in Washington.  No other customer equaled or exceeded 10% of net sales for 2007 or 2006.

In 2007, nearly 43.4%, or $1,335,000 of all proprietary products sales were to one of the world’s largest security products distributors up from 41.1%, or $1,340,000 in 2006.

Winland derived less than 1% of its revenues from sales outside the United States for the years ended December 31, 2007 and 2006.

Patents, Trademarks and Licenses

Winland holds federal trademark registrations for marks used in its business as follows:  WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY and ENVIROALERT.

Research and Development

Throughout 2007, Winland worked to provide complete product realization services to its OEM customers for design of industrial and medical products to be manufactured by Winland.  Winland’s product realization services include: product requirements specification; analog and digital circuit design, low power radio frequency design; embedded software design; mechanical design, 3D modeling, and custom enclosure design; printed circuit board design, rapid prototyping, production test equipment development, design for testability and design for manufacturability. Winland believes that with its internal engineering capability and approved outside engineering consultants it will be able to meet the current needs of its customer base.  OEM customer R&D programs generated $714,000 of net sales in 2007 compared to $246,000 of net sales in 2006.  In addition, Winland spent $765,000 in 2007 developing or improving its proprietary products compared to $330,000 in 2006.

Effect on Environmental Regulations

There are two European Union (“EU”) directives which could affect Winland’s business and results. The Restriction of the use of Certain Hazardous Substances (“RoHS”) became effective on July 1, 2006, and restricts, within the EU, the distribution of products containing certain substances, including lead, which is the most relevant restricted substance to Winland.

The second EU directive is the Waste Electrical and Electronic Equipment directive, effective in August 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU.

Since both of these directives affect the worldwide electronics supply-chain, Winland has made collaborative efforts with its suppliers and customers to develop compliant processes and products. The continued cost of such efforts, the degree to which Winland will be expected to absorb such costs, the impact that the directive may have on product shipments and its liability for non-compliant product does not currently have a material effect on operations and results, but could have a material effect on its future operations and results.

Personnel

At December 31, 2007, Winland had 121 employees (120 full time and one part time).  During 2007 and 2006, Winland also used temporary labor services during peak production times.  Winland is not subject to a collective bargaining agreement and considers its relations with its employees to be good.

ITEM 1A.    RISK FACTORS

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  Winland intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although Winland believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved.  Such assumptions involve important risks and uncertainties that could significantly affect results in the future.

Based on current and known information, Winland believes that the following identifies the most significant risk factors that could affect its business. However, the risks and uncertainties Winland faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that Winland currently believes to be immaterial, that could have material adverse effects on Winland’s financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods

Winland is dependent on a small number of customers.

Winland’s Electronic Manufacturing Services (EMS) product sales are dependent on a small number of original equipment manufacturer (OEM) customers with the top three customers together representing 57% of EMS sales. Accordingly, Winland is dependent on the continued growth, viability and financial stability of its customers, which consist of original equipment manufacturers of test and precise measurement equipment, consumer beds, global positioning systems (GPS) and medical equipment.  Winland generally does not obtain firm, long-term purchase commitments from its customers, and has often experienced reduced lead times in customer orders. Customers may cancel their orders, change production quantities, and delay production for a number of reasons. Uncertain economic conditions have resulted, and may continue to result, in some of Winland’s customers delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may continue to harm, Winland’s results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of its expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

Winland is subject to intense competition in the EMS industry.

Winland competes against many providers of electronics manufacturing services. Certain competitors have substantially greater resources and geographically diversified U.S. and international operations.  Winland may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures and enhanced volume supplier purchasing capability.  Accordingly, to compete effectively, Winland must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’ design and schedule changes and deliver products on a reliable basis at competitive prices. Customers may cancel their orders, change production quantities or delay production. Start-up costs and inefficiencies related to new or transferred programs can adversely affect operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.

Winland’s operating results may vary significantly from period to period.

Winland experiences fluctuations in its operating results. Some of the principal factors that contribute to these fluctuations are: Winland’s effectiveness in managing manufacturing processes, costs, and timing of component purchases so that components are available when needed for production, while mitigating risks of purchasing inventory in excess of immediate production needs; the degree to which Winland is able to utilize its available manufacturing capacity; changes in the cost and availability of components, which often occur in the electronics manufacturing industry and which affect Winland and its ability to meet delivery schedules; and changes in demand for Winland’s products.  Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

Winland’s future growth strategies may be risky.

Winland has explored and intends to continue exploring opportunities to buy other businesses or technologies that could complement, enhance, or expand its current business or product lines or that might otherwise offer Winland growth opportunities. Winland may have difficulty finding these opportunities or, if Winland does identify these opportunities, Winland may not be able to complete the transactions for reasons including a failure to secure financing. Any transactions that Winland is able to identify and complete may involve a number of risks, including: the diversion of management’s attention from Winland’s existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on Winland’s operating results during the integration process; and Winland’s possible inability to achieve the intended objectives of the transaction. In addition, Winland may not be able to successfully or profitably integrate, operate, maintain, and manage Winland’s newly acquired operations or employees. Winland may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies or non-compliance with regulatory agencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.

Winland’s operating results, financial condition and cash flows may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets it addresses.

General U.S. and worldwide economic conditions have recently experienced a downturn due to slower economic activity, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies.  These conditions make it extremely difficult for Winland’s customers, its vendors and Winland to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on Winland’s products and services, which would delay and lengthen sales cycles.  Winland cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery in the U.S. or worldwide.  If the economy or markets in which Winland operates do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

Winland may fail to maintain effective internal control over financial reporting.

Winland requires effective internal control over financial reporting in order to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurances with respect to the preparation and fair presentation of financial statements. If Winland cannot provide reasonable assurance with respect to its financial statements and effectively prevent fraud, its financial statements could become materially misleading, which could adversely affect the trading price of Winland’s common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    DESCRIPTION OF PROPERTY

Winland owns its office and manufacturing facility located in Mankato, Minnesota.  The 58,000 square foot building consists of 32,500 square feet of manufacturing space, 10,000 square feet of warehouse space and 15,500 square feet of office space, and, all of which is used by Winland.   Management believes the current facility adequately supports its current and near future operations.  Management carries insurance on its property and believes it is adequately covered.  The office and manufacturing facility is subject to a mortgage with an aggregate debt of $741,000 as of December 31, 2007.

ITEM 3.    LEGAL PROCEEDINGS

 None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position

Thomas J. de Petra	61	Interim President, Interim Chief Executive Officer, and Chairman of the Board

Glenn A. Kermes	47	Chief Financial Officer

Dale A. Nordquist	53	Senior Vice President of Sales and Marketing

Gregory W. Burneske	46	Vice President of Engineering

Thomas de Petra has been Chairman of Winland’s Board of Directors since October 2006 and a Director of the company since 1994. He is the founder and president of Vantage Advisory Services LLC, providing management consulting and business advisory services. While serving as a self-employed management consultant during the past 12 years, Mr. de Petra has served in various interim executive officer roles. He also served as Chief Executive Officer of Nortech Forest Technologies, Inc., a publicly traded company, from February 1996 to June 1997.

Glenn A. Kermes has served as the Company’s Chief Financial Officer since October 2006.  From September 2004 to June 2006, Mr. Kermes served as Vice President and Chief Financial Officer of Ross Manufacturing, a manufacturer of frozen dessert equipment. From January 2004 to September 2004, Mr. Kermes served as North American Controller for the Kendro Division of SPX Corporation.  Mr. Kermes served as Operations Controller for the Newell Rubbermaid Hand Tools Division from July 2002 to January 2004.  Prior to that, he served in several other financial positions with various companies.

Dale A. Nordquist has served as the Company’s Senior Vice President of Sales and Marketing since December 2002.  From October 2001 to December 2002, Mr. Nordquist was the Company’s Vice President of Sales – EMS Western Region.  From May 1999 to October 2001, Mr. Nordquist served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc., which was acquired by MagStar Technologies, Inc. in February 2001.  From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultra-miniature electronic devices and high technology products incorporating these devices.

Gregory W. Burneske has served as the Company’s Vice President of Engineering since January 2006.  In May 2004, Mr. Burneske joined Winland as the Company’s Director of Engineering Services. From 1989 to May 2004, Mr. Burneske was employed by Plexus Corp. in various positions, including design engineer, a project manager and as the Manager of Analog and RF Systems Development.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winland’s Common Stock is listed on the American Stock Exchange (“AMEX”) under the symbol WEX.  The following table sets forth the high and the low bid quotations, as reported by AMEX during 2007 and 2006.

Fiscal Year Ended December 31, 2007	Low	High

First Quarter	$3.29	$4.73
Second Quarter	$2.96	$3.97
Third Quarter	$1.96	$3.25
Fourth Quarter	$2.05	$3.00

Fiscal Year Ended December 31, 2006

First Quarter	$3.37	$5.75
Second Quarter	$2.95	$7.19
Third Quarter	$3.25	$3.90
Fourth Quarter	$3.02	$4.19

On  March 19, 2008, the fair market value of Winland's Common Stock was $2.44 based on the closing sale price quoted by AMEX on that date.  As of December 31, 2007, Winland had approximately 294 shareholders of record.

Winland has never paid cash dividends on its Common Stock.  The Board of Directors presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on Common Stock in the foreseeable future.  Any future determinations as to the payment of dividends will depend on the financial condition of Winland, restrictive debt covenants and such other factors as are deemed relevant by the Board of Directors.

ITEM 6:    SELECTED FINANCIAL DATA

None.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - 2007 vs. 2006

Net Sales:  Winland recorded net sales of $34,746,000 for the year ended December 31, 2007, a decrease of $3,199,000 or 8.4% from $37,945,000 for 2006.  Net sales of electronic controls and final assemblies for OEM customers were $29,004,000, down $4,838,000 or 14.3% compared to 2006. Net sales of raw material and sub-assemblies for OEM customers were $1,866,000, up 260.4% compared to 2006.   Net sales of Winland’s proprietary products, primarily the security/industrial sector decreased 5.7% to $3,075,000 for 2007 compared to $3,260,000 for 2006.  As a percentage of total sales, proprietary product sales were 9.1% and 8.7% for the twelve months ended December 31, 2007 and 2006, respectively.  Net sales for engineering design services were $714,000, up $468,000 or 190.2% compared to a year ago.  See Note 9 to Winland’s Condensed Financial Statements for a tabular view of this information.

The significant decrease in sales of electronic controls and final assemblies for the year ended December 31, 2007 compared to the same period in 2006 was primarily related to decreased sales to Select Comfort.  Sales to Select Comfort were down 52.1% for the year ended December 31, 2007.  This decrease in sales was expected and consistent with the terms of the Select Comfort contract signed in 2006 and Select Comfort’s transition to a second source supplier.  Decreased sales to Select Comfort were partially offset by $2,900,000 of increased sales to Fluke Corporation and sales to existing customers for new and existing products, as well as sales to new customers.

Decreased sales of Winland's proprietary products were the result of the Company not receiving sales from a national grocery store chain that had, during 2006, placed a large order for our Enviro-Alert to retrofit numerous store locations and for new construction. As a result, sales of proprietary products declined by $230,000 for the year ended December 31, 2007.

Net sales of engineering and test design services for the year ended December 31, 2007 increased $225,000 due to demand for the Company’s production test equipment development and design for testability services.  In addition, net sales of engineering services to existing customers increased $136,000 in 2007 compared to 2006 coupled with sales of $108,000 to new customers in 2007.

A significant component of Winland’s sales mix for 2007 was $1,866,000 recognized from the sale of excess raw materials and sub assemblies to OEM customers under customer agreements intended to limit Winland’s exposure to excess inventory and obsolescence.  This is an increase of $1,348,000 from 2006.  Such excess inventory and obsolescence typically results at the end of a customers’ product life, or from raw material component changes resulting from customer-initiated product design changes. During 2007, several major customers commenced product design changes, initiating sales of excess inventory under these agreements. Due to these abnormal circumstances involving multiple customers and product redesigns, management does not believe that this level of sales derived from excess raw materials and sub assemblies to OEM customers is likely to occur in the future.

Winland’s current OEM customers have placed purchase orders and forecasts having an aggregate value of $17.4 million to be completed during 2008.  Winland expects to receive additional orders from current OEM customers for 2008 and future production.  Although Winland has purchase orders in place from many of its OEM customers, which are scheduled to be fulfilled in 2008, these customers may terminate their relationship with Winland at any time, with certain cancellation provisions.  Therefore, there is no assurance that Winland will continue to be engaged by any of these customers.

In March 2006, Winland entered into a new agreement with Select Comfort, its largest customer, which replaced a prior agreement with Select Comfort that granted exclusive rights within the U.S. to supply certain products to Select Comfort.  Under the terms of the new agreement, Winland revised the pricing of the products it manufactures for Select Comfort and the new pricing represents a lower overall margin contribution to us.  Under the new agreement, Winland will be one of two suppliers of electronic assemblies to Select Comfort and expects to receive approximately 50 percent of Select Comfort’s total electronics assembly demand, however total demand is subject to the effectiveness of Select Comfort’s sales and marketing efforts and its ability to continue to grow its market segment.  The new agreement calls for periodic performance reviews for quality, delivery and price.

Winland has continued to provide a full range of Electronic Manufacturing Services (EMS) to OEM customers, providing design and manufacturing services including; electronic design, mechanical design, circuit board layout and assembly, higher level assembly and manufacture of complete products. Winland sells its EMS design and manufacturing services through a sales organization comprised of direct sales employees.  While historically most of its sales have come from sales efforts focused within its local geographic area, in 2007 Winland hired its first out state sales representative to expand its sales reach to the Milwaukee-Chicago geographic area.  The loss of any significant OEM customer would likely have an adverse effect on the Company’s short-term, and potentially long-term, results of operations.

Cost of Sales: Cost of sales was $29,960,000 or 86.2% of net sales for year ended December 31, 2007, compared to $31,440,000 or 82.9% of net sales for the same period in 2006.  Winland includes material and supplies, direct labor and other manufacturing expenses in its computation of cost of sales.  Other manufacturing expenses, some of which are included in overhead, include, but are not limited to, indirect manufacturing labor and related benefits and expenses, depreciation and maintenance of manufacturing equipment and software, freight expense, purchasing expenses, warehousing expenses, warranty expense, inventory scrap and write-offs, an allocation for facility and information technology usage and product liability insurance.

Costs that are capitalized in work in process and finished goods inventory include all of the above, except certain expenses such as warranty expense, inventory scrap and write-offs and certain freight costs.

Gross Profits:  Gross profits can fluctuate from period to period due to a variety of factors, including, but not limited to, sales volume, product mix, and plant efficiency.  Gross profit was $4,786,000 or 13.8% of net sales for the year ended December 31, 2007 compared to $6,505,000 or 17.1% of net sales for the same period in 2006.  Gross profit dollars decreased 26.4% for 2007 compared to 2006.  The decline in gross profit was primarily due to under utilization of fixed costs primarily due to the decline in Select Comfort sales as mentioned above.  Other factors causing the reduction in gross profits were increased obsolete inventory expense of $519,000 resulting from disposal of inventory related to customer disengagements, increased warranty expense of $421,000 and increased indirect personnel costs of $106,000 which were partially offset by raw component cost savings of $597,000.

Operating Expenses: Operating expenses were $5,406,000 or 15.6% of net sales for the year ended December 31, 2007 compared to $4,759,000 or 12.5% for the same period ended December 31, 2006.  Operating expenses include: 1) general and administrative expenses such as administrative salaries and related benefits, professional and legal fees, investor relations expenses, board of directors fees, and corporate insurance expenses; 2) sales and marketing expenses including salaries and related benefits, sales commissions, advertising and promotional expenses and travel related expenses; and 3) research and development expense such as salaries and related benefits new product development costs, and depreciation and maintenance of research and development equipment and software.

General and administrative expenses were $2,648,000 or 7.6% of net sales for the year ended December 31, 2007 compared to $2,480,000 or 6.5% of net sales for the same period in 2006.  The increase in general and administrative expense for the year ended December 31, 2007 is attributed to increased personnel expenses of $182,000, consulting expenses of $38,000 and bad debt expense of $31,000 offset in part by declines in professional fees of $29,000.  The increase in personnel expenses is directly related to the CEO severance package agreed to in the separation agreement with former CEO Lorin E. Krueger on October 29, 2007 which resulted in $197,000 of personnel expenses in 2007.

Sales and marketing expenses (including project management) were $1,709,000 or 4.9% of net sales for the year ended December 31, 2007 compared to $1,637,000 or 4.3% of net sales for the same period in 2006. The increase in sales and marketing expense for the year ended December 31, 2007 is attributed to increases in professional fees of $59,000 and training of $34,000.  In addition, personnel expenses increased $75,000 due to adding staff which was offset by $96,000 of reduced commissions based on the decrease in total net sales for 2007.

Research and development expenses include: 1) all expenses related to the design, development and testing of new products for Winland’s line of alarms and sensors for measuring critical environments; and 2) expenses for design services and support to our OEM customer base.  For the year ended December 31, 2007, research and development expenses were $1,049,000, an increase of $407,000 or 63.4% compared to the same period in 2006.  The increase in research and development expenses was primarily attributed to increased new product development costs of $435,000 and a $208,000 reduction of labor and overhead expenses transferred to Engineering Cost of Sales offset in part by a reduction of personnel expenses of $130,000.  The reduction of personnel expenses was offset by outside contractors whose expense was transferred to Engineering Cost of  Sales.

Interest Expense:  Interest expense was $261,000 and $187,000 for the years ended December 31, 2007 and 2006, respectively.  During 2007, Winland paid down $660,000 of long-term debt, added new long-term debt of $310,000 and had no outstanding balances on its revolving credit agreement at December 31, 2007.

Income Tax:  Winland’s effective blended federal and state income tax rate was (67)% for 2007 and 34% for 2006.  The increase in the effective tax rate was primarily due to research and development tax credits filed with the Internal Revenue Service and the Minnesota Department of Revenue.  A reconciliation of the Company’s effective tax rate is shown in Note 6 to the financial statements.  Year-to-date pre-tax loss was $792,000 for 2007 resulting in an income tax benefit of $529,000 compared to year-to-date pre-tax income of $1,568,000 for 2006 resulting in income tax expense of $530,000.

Net (Loss) Income: Winland reported a net loss of $263,000 or a net loss of $0.07 per basic and diluted share for the year ended December 31, 2007, compared to net income of $1,038,000 or $0.29 per basic share and $0.28 per diluted share for the same period in 2006.
Management believes inflation has not significantly affected its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $3,833,000 from the reduction of accounts receivable and inventory balances offset by decreases in accounts payable for the year ended December 31, 2007 compared to cash used of $1,556,000 for increases in accounts receivable and inventories offset by increases in accounts payable for the year ended December 31, 2006.  Cash used in investing activities was used to acquire capital equipment with a book cost of $228,000 and $715,000 for the years ended December 31, 2007 and 2006, respectively.  During 2007, Winland disposed of property and equipment providing cash of $20,000.  Cash used in financing activities was $2,523,000 for the year ended December 31, 2007 compared to cash provided of $1,456,000 during the same period in 2006.  Cash was used to pay down the revolving line of credit in the amount of $1,924,000 during 2007 compared to cash provided by borrowing against the revolving line of credit in the same amount in 2006.  Winland used cash of $660,000 and $587,000 for the years ended December 31, 2007 and 2006, respectively to pay down its long-term debt.  Cash provided from the exercise of stock options and issuance of common stock was $51,000 and $76,000 for the years ended December 31, 2007 and 2006.  Cash provided from disqualifying dispositions of stock options was $10,000 and $43,000 for the years ended December 31, 2007 and 2006, respectively.

The current ratio was 3.1 to 1 at December 31, 2007 and 2.1 to 1 at December 31, 2006.  Working capital equaled $7.0 million on December 31, 2007, compared to $6.7 million on December 31, 2006.

On June 29, 2007 Winland extended its revolving credit agreement with the M&I Bank of Minneapolis, Minnesota to June 30, 2008, if not renewed.  No advances were outstanding on the revolving credit agreement at December 31, 2007 with $1,924,000 outstanding as of December 31, 2006.  At December 31, 2007, $4,000,000 was available for borrowing under the terms of this agreement with $2,076,000 available at December 31, 2006.

Management believes that its cash balance, availability of funds under the line of credit agreement with M&I Bank, and anticipated cash flows from operations will be adequate to fund its cash requirements for investing and financing activities during the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Winland cannot assure you that actual results will not differ from those estimates. Winland believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition. In most cases, revenue is recognized from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment and title transfers.

With one particular customer, Winland recognizes revenue from the sale of customized products when the product is delivered to a customer warehouse location within its facility, title is transferred and risk of loss and ownership passes to the buyer.  These sales are subject to written purchase orders including a fixed schedule for delivery; the date for delivery is reasonable and consistent with the buyer’s business purpose.  The product cannot be used to fulfill other customers’ orders, as this is a unique product for this customer only. Winland is the sole supplier source of this product for this customer. Because of the unique nature of this product, the customer must have stock on hand and ready to ship to their customers and, therefore, has requested that the transaction be on a bill and hold basis.  Since the customer does not have its own warehouse, they rent warehouse space from Winland paying a monthly rental charge based on the number of pallets containing their inventory. The customer’s credit and payment terms are the same as all other OEM customers.

Another portion of the Company’s business involves shipping product to a primary customer’s location where it is held in a separate warehouse.  Revenue is recognized when that customer notifies Winland that the inventory has been removed from the warehouse and title to the product is transferred.

Revenue recognition occurs for engineering design services as services are completed.  Winland has an agreement with one particular customer to amortize the cost of engineering design services as part of the piece part cost of the manufactured unit.  As of December 31, 2007, the customer has paid Winland approximately $181,000 for these services which have yet to be amortized into manufactured units.  The $181,000 payment is classified as unearned revenue and recorded in Other Accrued Expenses on the balance sheet as of December 31, 2007.

Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold. For all sales, Winland either has a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.  Winland does not generally accept returns but does provide a limited warranty as outlined below under Allowance for Rework and Warranty Costs.

Inventory Valuation. Finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Raw component inventories are stated at standard costs identified and updated annually or when significant changes in costs are identified using the last received cost.  Winland makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was $460,000 and $190,000 as of December 31, 2007 and 2006, respectively.

In addition to the above methodology, Winland has developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on quarterly reviews for its major customers and annual reviews for lower volume customers of inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers.  Inventory not specific to a customer is evaluated at least annually.

Allowance for Doubtful Accounts.  Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  Write offs for the year ended December 31, 2007 and 2006 were $31,000 and $0, respectively.  The Allowance for Doubtful Accounts was $25,000 and $20,000 at December 31, 2007 and 2006, respectively.

Allowance for Rework and Warranty Costs.  Winland has established a warranty reserve for rework, product warranties and customer refunds.   Winland provides a limited warranty to its OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on warranty expense for the prior six-month period as a percentage of sales.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $160,000 as of December 31, 2007 and $126,000 as of December 31, 2006.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Deferred Taxes.  At December 31, 2007, the financial statements reflected current deferred tax assets of $503,000 and long-term deferred tax liabilities of $385,000.  Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.

Stock Based Compensation.  As of December 31, 2007, Winland had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Prior to the inception of this plan, stock-based compensation awards were granted using the 1997 Stock Option Plan.  Effective January 1, 2006, Winland began accounting for these plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS123R), using the modified-prospective-transition method.  The effect of using SFAS 123R was to increase stock based compensation expense by $177,000 and $137,000 for the years ended December 31, 2007 and 2006, respectively.  Winland used the Black Scholes option pricing model to estimate the fair value of stock based awards. Winland used historical data to estimate option exercises and employee terminations used in the model.  Expected volatility is based on daily historical fluctuations of Winland’s common stock using the closing market price for the number of days of the expected term immediately preceding the grant.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, Winland adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.  As required by FIN 48, Winland recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  Please see Note 6 to our attached financial statements for complete disclosure of FIN 48.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS 157 in the first quarter of 2008.  We believe that the financial impact, if any, of adopting SFAS 157 will not result in a material impact to our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability.  Subsequent changes in fair value must be recorded in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS 159 in the first quarter of 2008.  We believe that the financial impact, if any, of adopting SFAS 159 will not result in a material impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires all entities to report noncontrolling interests as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  Winland’s forward-looking statements generally relate to its purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below.  Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements.  As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

Winland derives a significant portion of its revenues from a small number of major OEM customers that are not subject to any long-term contracts with Winland.  If any major customers should for any reason decrease the volume of their business or stop doing business with Winland, its business would be adversely affected.   Some of Winland’s customers are not large well-established companies, and the business of each customer is subject to various risks such as market acceptance of new products and continuing availability of financing.  To the extent that Winland’s customers encounter difficulties or it is unable to meet the demands of its OEM customers, Winland could be adversely affected.

Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile.  Winland competes for new customers with numerous independent contract design and manufacturing firms in the United States and abroad, many of whom have greater financial resources and more established reputations.  Winland’s ability to compete successfully in this industry depends, in part, upon the price at which Winland is willing to manufacture a proposed product and the quality of its design and manufacturing services.  There is no assurance that Winland will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent it from achieving the growth it anticipates.

Winland’s ability to execute its initiatives to increase sales and expand market share depends upon its ability to develop additional value added capabilities and/or proprietary products and technologies and on the availability of sufficient financing, both equity and debt, to meet fixed and variable costs associated with such growth.  In the current economic environment, banks and other sources of financing are conservative in their lending and investment policies.  There is no assurance that Winland will be able to obtain the financing necessary to achieve its goals.

Winland’s success in providing an improved mix of higher margin products and services depends on the effectiveness of its new product development and planning efforts as well as the timing of such and the availability and costs of any competing products or services on the market.

Winland’s ability to comply with European Union directives RoHS and WEEE depends upon its ability to develop and implement compliant processes and products.  The continued cost of such efforts, the degree to which Winland will be expected to absorb such costs and liability for non-compliant product could adversely affect its financial results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Winland Electronics, Inc.

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6 to the financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).

We were not engaged to examine management’s assertion about the effectiveness of Winland Electronics Inc.’s internal control over financial reporting as of December 31, 2007 included in this Annual Report under the caption “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

Minneapolis, Minnesota
March 21, 2008

Winland Electronics, Inc.
Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except Share Data)

	December 31,
Assets (Note 3)	2007	2006
Current Assets
Cash and cash equivalents	$1,152	$50
Accounts receivable, less allowance for doubtful accounts of $25,000
in 2007 and $20,000 in 2006 (Note 9)	3,436	5,165
Refundable income taxes	389	237
Inventories (Note 2)	4,708	6,994
Prepaid expenses and other assets	253	364
Deferred income taxes (Note 6)	400	278
Total current assets	10,338	13,088

Property and Equipment, at cost (Notes 3 and 4)
Land and land improvements	383	383
Building	3,052	3,048
Machinery and equipment	6,798	6,863
Data processing equipment	1,128	1,003
Office furniture and equipment	466	457
Total property and equipment	11,827	11,754

Less accumulated depreciation	6,410	5,975
Net property and equipment	5,417	5,779
Total assets	$15,755	$18,867

See Notes to Financial Statements.

Winland Electronics, Inc.
Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except Share Data)

	December 31,
Liabilities and Stockholders’ Equity	2007	2006
Current Liabilities
Revolving credit agreement (Note 3)	$-	$1,924
Current maturities of long-term debt	512	627
Accounts payable	1,729	2,830
Accrued expenses:
Compensation	733	673
Other	379	323
Total current liabilities	3,353	6,377

Long-Term Liabilities
Long-term debt, less current maturities (Notes 3 and 4)	1,471	1,706
Deferred income taxes (Note 6)	282	255
Deferred revenue (Note 5)	138	146
Other long term tax liabilities	129	-
Total long-term liabilities	2,020	2,107

Total liabilities	5,373	8,484

Commitments and Contingencies (Notes 4, 7, 8 and 10)

Stockholders’ Equity (Notes 7 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,640,741 shares in 2007 and 3,599,856 shares in 2006	36	36
Additional paid-in capital	4,691	4,429
Retained earnings	5,655	5,918
Total stockholders’ equity	10,382	10,383
Total liabilities and stockholders’ equity	$15,755	$18,867

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Operations
Years Ended December 31, 2007 and 2006
(In Thousands, Except Share Data)

	December 31,
	2007	2006
Net sales (Note 9)	$34,746	$37,945
Cost of sales	29,960	31,440
Gross profit	4,786	6,505

Operating expenses:
General and administrative	2,648	2,480
Sales and marketing	1,709	1,637
Research and development	1,049	642
	5,406	4,759

Operating income (loss)	(620)	1,746

Other income (expenses):
Interest expense	(261)	(187)
Other, net	89	9
	(172)	(178)

Income (loss) before income taxes	(792)	1,568

Income tax benefit (expense) (Note 6)	529	(530)
Net income (loss)	$(263)	$1,038

Earnings (loss) per common share data:
Basic	$(0.07)	$0.29
Diluted	$(0.07)	$0.28

Weighted-average number of common shares outstanding:
Basic	3,615,108	3,553,062
Diluted	3,615,108	3,653,891

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007 and 2006
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance on December 31, 2005	3,527,915	$35	$4,164	$4,880	$9,079
Issuance of common stock in accordance with employee stock
purchase plan (Note 8)	8,375	-	24	-	24
Issuance of common stock in accordance with employee stock
option plan (Note 7)	63,566	1	52	-	53
Stock-based compensation expense for employee stock
purchase plan	-	-	10	-	10
Stock-based compensation expense for stock options	-	-	128	-	128
Tax benefit from disqualifying disposition of stock options	-	-	43	-	43
Stock-based expense for warrants (Note 7)	-	-	8	-	8
Net income	-	-	-	1,038	1,038
Balance on December 31, 2006	3,599,856	$36	$4,429	$5,918	$10,383
Issuance of common stock in accordance with employee stock
purchase plan (Note 8)	10,365	-	24	-	24
Issuance of common stock in accordance with employee stock
option plan (Note 7)	30,520	-	27	-	27
Stock-based compensation expense for employee stock
purchase plan	-	-	11	-	11
Stock-based compensation expense for stock options	-	-	167	-	167
Tax benefit from disqualifying disposition of stock options	-	-	10	-	10
Stock-based expense for warrants (Note 7)	-	-	23	-	23
Net loss	-	-	-	(263)	(263)
Balance on December 31, 2007	3,640,741	$36	$4,691	$5,655	$10,382

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Cash Flows
Years Ended December 31, 2007 and 2006
(In Thousands of Dollars)

	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(263)	$1,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	879	812
Loss on disposal of equipment	1	8
Investor relations expense, non-cash warrants	-	3
Consulting expense, non-cash warrants	23	8
Non-cash stock based compensation	178	137
Deferred taxes	(95)	(48)
Changes in operating assets and liabilities:
Accounts receivable	1,729	(1,132)
Refundable income taxes	(152)	(189)
Inventories	2,286	(3,471)
Prepaid expenses and other assets	111	(52)
Accounts payable	(1,101)	1,343
Accrued expenses, including deferred revenue and other long term tax liabilities	237	(13)
Net cash provided by (used in) operating activities	3,833	(1,556)

Cash Flows From Investing Activities
Purchases of property and equipment	(228)	(715)
Proceeds from sale of property and equipment	20	-
Net cash used in investing activities	(208)	(715)

Cash Flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(1,924)	1,924
Net principal payments on long-term borrowings, including capital lease obligations	(660)	(587)
Proceeds from issuance of common stock	51	76
Tax benefit from options exercised	10	43
Net cash provided by (used in) financing activities	(2,523)	1,456

Net increase (decrease) in cash	1,102	(815)

Cash and cash equivalents
Beginning of year	50	865
End of year	$1,152	$50

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$276	$171
Income taxes	$-	$726

Supplemental Schedule of Noncash Investing and Financing Activities
Acquisition of property under capital leases	$310	$957

See Notes to Financial Statements.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Winland Electronics, Inc. (Winland or the Company) operates in one business segment, which includes the design and manufacture of electronic control devices. Sales are to customers located primarily in the upper Midwest.

A summary of Winland’s significant accounting policies follow:

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowances for obsolete inventories, rework and warranties, and doubtful accounts.  Winland cannot assure that actual results will not differ from those estimates.

Revenue Recognition: In most cases, revenue is recognized from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment and title transfers.

With one particular customer, Winland recognizes revenue from the sale of customized products when the product is delivered to a customer warehouse location within its facility, title is transferred and risk of loss and ownership passes to the buyer.  These sales are subject to written purchase orders including a fixed schedule for delivery; the date for delivery is reasonable and consistent with the buyer’s business purpose.  The product cannot be used to fulfill other customers’ orders, as this is a unique product for this customer only. Winland is the sole supplier source of this product for this customer. Because of the unique nature of this product, the customer must have stock on hand and ready to ship to their customers and, therefore, has requested that the transaction be on a bill and hold basis.  Since the customer does not have its own warehouse, they rent warehouse space from Winland paying a monthly rental charge based on the number of pallets containing their inventory. The customer’s credit and payment terms are the same as all other OEM customers.

Another portion of Winland’s business involves shipping product to a primary customer’s location where it is held in a separate warehouse.  Revenue is recognized when that customer notifies Winland that the inventory has been removed from the warehouse and title to the product is transferred.

Revenue recognition occurs for engineering design services as services are completed.  Winland has an agreement with one particular customer to amortize the cost of engineering design services as part of the piece part cost of the manufactured unit.  As of December 31, 2007, the customer has paid Winland approximately $181,000 for these services which have yet to be amortized into manufactured units.  The $181,000 payment is classified as unearned revenue and recorded in Other Accrued Expenses on the balance sheet as of December 31, 2007.

Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold. For all sales, Winland either has a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.  Winland does not generally accept returns but does provide a limited warranty as outlined below under Allowance for Rework and Warranty Costs.

Cash and cash equivalents: Cash and cash equivalents include money market mutual funds and other highly liquid investments.  Winland maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Winland has not experienced any losses in such accounts.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Accounts receivable and Allowance for Doubtful Accounts: Accounts receivable are carried at original invoice amount less an estimate made for uncollectible accounts.  Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  Write offs for the year ended December 31, 2007 and 2006 were $31,000 and $0, respectively.  The Allowance for Doubtful Accounts was $25,000 and $20,000 at December 31, 2007 and 2006, respectively.

Inventory Valuation: Finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Raw component inventories are stated at standard costs identified and updated annually or when significant changes in costs are identified using the last received cost.  Winland makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory. Management’s estimated reserve for slow moving and obsolete inventories was $460,000 and $190,000 as of December 31, 2007 and 2006, respectively.

In addition to the above methodology, Winland has developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on quarterly reviews for its major customers and annual reviews for lower volume customers of inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers.  Inventory not specific to a customer is evaluated at least annually.

Depreciation: Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets or capital lease term, as follows:

Years
Land improvements	17 – 20
Building	39 – 40
Machinery and equipment	5 – 7
Data processing equipment	3 – 7
Office furniture and equipment	3 – 7

Long-lived assets: Winland reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, Winland would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.  There were no impairment losses recognized in 2007 and 2006.

Allowance for Rework and Warranty Costs. Winland has established a warranty reserve for rework, product warranties and customer refunds.   Winland provides a limited warranty to its OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on warranty expense for the prior six-month period as a percentage of sales.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $160,000 as of December 31, 2007 and $126,000 as of December 31, 2006.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Changes in Winland’s warranty liability, which is included in other accrued expenses on the balance sheets, are approximately as follows:

	Years Ended December 31
	2007	2006
Balance, beginning	$126,000	$117,000
Accruals for products sold	636,000	249,000
Payments made	(602,000)	(240,000)
Balance, ending	$160,000	$126,000

Income taxes:  Income taxes are accounted for in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not," according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Fair value of financial instruments: Management estimates that the carrying value of long-term debt approximates fair value, estimated based on interest rates for the same or similar debt offered to Winland having the same or similar remaining maturities and collateral requirements. The carrying value of accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

Earnings (loss) per common share: Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For year ended December 31, 2007, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 27,080 weighted average shares due to the net loss for the year ended December 31, 2007.  The dilutive effect of the additional shares for the year ended December 31, 2006 was to increase the weighted-average shares outstanding by 100,829.

Employee stock plans: At December 31, 2007, Winland had stock-based compensation plans, which are described more fully in Note 7.  Winland accounts for these plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, compensation cost recognized for the twelve months ended December 31, 2007 and 2006 includes compensation costs for all share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Research and development expense: Winland expenses research and development costs as incurred. Research and development expenses of $1,049,000 and $642,000 were charged to operations during the years ended December 31, 2007 and 2006, respectively.

Recently issued accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS 157 in the first quarter of 2008.  We believe that the financial impact, if any, of adopting SFAS 157 will not result in a material impact to our financial statements.

On February 15, 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability.  Subsequent changes in fair value must be recorded in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS 159 in the first quarter of 2008.  We believe that the financial impact, if any, of adopting SFAS 159 will not result in a material impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires all entities to report noncontrolling interests as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

Note 2.  Inventories

The components of inventories at December 31, 2007 and 2006, were as follows:

	December 31
	2007	2006
Raw materials	$3,467,000	$4,764,000
Work in progress	293,000	327,000
Finished goods	948,000	1,903,000
Total	$4,708,000	$6,994,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 3.  Financing Arrangement and Long-Term Debt

Winland has a $4,000,000 revolving line of credit agreement with M&I Bank of Minneapolis, Minnesota, expiring June 30, 2008, if not renewed. Advances are due on demand, secured by substantially all assets of Winland, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory.  Interest on advances accrues at the LIBOR rate plus two and one-half percent (2.5%), which was 7.1% as of December 31, 2007.  Advances outstanding on the revolving line of credit agreement as of December 31, 2007 and 2006 were $0 and $1,924,000, respectively.  At December 31, 2007, $4,000,000 was available for borrowing under the terms of this agreement.  See also (a) following.

During 2006, Winland entered into a Master Lease of Personal Property with M&I Equipment Finance Company of Milwaukee, Wisconsin. Under the lease, Winland can acquire new capital equipment to be used in its manufacturing processes. Individual leases under the master agreement have a 60-month term bearing an interest rate equal to the 30-month LIBOR swap rate plus 225 basis points effective the date each individual lease is approved.  As of December 31, 2007 and 2006, Winland had drawn funds under this lease agreement totaling $1,268,000 and $957,000, respectively, of which $1,019,000 and $908,000 remained outstanding, respectively.

Long-term debt: The following is a summary of long-term debt:

	December 31
	2007	2006
6.44% note payable, due in monthly installments of $11,373, including interest, to October 1, 2014, when the remaining balance is payable,
secured by property (a), (b)	$741,000	$826,000
4.91% note payable, principal due in monthly installments of $20,833, with interest to April 1, 2008, when the remaining balance is payable,
secured by property and equipment (a)	59,000	310,000
6.50% note payable, principal due in monthly installments of $10,417, with interest to May 31, 2009, when the remaining balance is payable,
secured by property and equipment (a)	164,000	289,000
Capital lease obligations bearing interest ranging from 6.25% to 8.01%, due in monthly installments of $1,138 to $6,426, to December 2012,
secured by equipment	1,019,000	908,000
	$1,983,000	$2,333,000

Less current maturities	512,000	627,000
Total long-term debt	$1,471,000	$1,706,000

(a)  These agreements have certain financial and non-financial covenants, which, among others, require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum debt to tangible net worth, a minimum cash flow coverage ratio, imposes limits on capital expenditures and disallows the declaration or payment of dividends.
(b)  As of December 31, 2007, Winland was in violation of the minimum cash flow coverage covenant for this agreement.  The issuing financial institution has granted a waiver of this covenant as of December 31, 2007.

Winland Electronics, Inc.
Notes to Financial Statements

Note 3.  Financing Arrangement and Long-Term Debt (Continued)

Approximate maturities of long-term debt for years subsequent to December 31, 2007, are as follows:

2008	$512,000
2009	392,000
2010	380,000
2011	332,000
2012	148,000
Thereafter	219,000
Total	$1,983,000

Capital leases: The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2007 and 2006, were as follows:

	2007	2006
Cost	$1,714,000	$1,404,000
Accumulated depreciation	696,000	454,000
Net leased property under capital leases	$1,018,000	$950,000

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 2007, are approximately as follows:

Minimum Lease Payments:
2008	$307,000
2009	307,000
2010	306,000
2011	231,000
2012	30,000
1,181,000

Less amount representing interest	162,000
Present value of net minimum lease payments (included in long-term debt) (Note 3)	$1,019,000

Note 4.  Commitments and Contingencies

Separation Agreement:  At December 31, 2007, Winland had a commitment to pay $196,625 to its former President and Chief Executive Officer, Lorin Krueger as part of the separation agreement between the Company and Mr. Krueger.  Effective, January 3, 2008, Winland’s Chairman of the Board will act as interim President and Interim Chief Executive Officer.

Environmental Regulations:  The European Union (“EU”) has two directives, Restriction of the use of Certain Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”), which affect the worldwide electronics supply-chain and Winland’s processes and products.  As of December 31, 2007, Winland had not accrued for costs such as on-going compliant efforts, shipping delays or liability for non-compliant products due to these directives.  At this time, Winland cannot reasonably estimate the amount of future liability, if any.

Winland Electronics, Inc.
Notes to Financial Statements

Note 5.  Deferred Revenue

During 1994, Winland and the city of Mankato entered into a tax increment financing agreement for the construction of its operating facility. In connection with this agreement, the city donated land improvements to Winland with a fair value of $270,009. The fair value of land improvements donated was accounted for as deferred revenue and is being amortized over 39 years, which is the life of the building.

Note 6.  Income Taxes

Components of income tax benefit (expense) are as follows:

	December 31
	2007	2006
Currently payable	$391,000	$(578,000)
Deferred	138,000	48,000
	$529,000	$(530,000)

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2007		2006
Statutory U.S. income tax rate	(34	) %	34%
State taxes, net of federal tax effect	(14	) %	4%
Research and Development Credits	(29	) %	-%
Other, including permanent differences	10%		(4	) %
Effective income tax rate	(67	) %	34%

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	December 31
	2007	2006
Deferred tax assets:
Inventory	$235,000	$150,000
Allowance for doubtful accounts	9,000	7,000
Non-qualified stock options	53,000	27,000
Accrued expenses	154,000	160,000
Net operating loss carryforward	18,000	-
Other	34,000	2,000
	503,000	346,000
Deferred tax liabilities:
Property and equipment	325,000	255,000
Prepaid expenses	37,000	68,000
Other	23,000	-
	385,000	323,000
Net deferred tax assets	$118,000	$23,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 6.  Income Taxes (Continued)

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2007 and 2006, as follows:

	December 31
	2007	2006
Current assets	$400,000	$278,000
Noncurrent liabilities	(282,000)	(255,000)
Net deferred tax assets	$118,000	$23,000

Effective January 1, 2007, Winland adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.  As required by FIN 48, Winland recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which needed to be adjusted.  The Company had gross increases of $129,000 of unrecognized tax benefits for the year ended December 31, 2007 relating to tax positions taken in the current period.

Included in the balance at December 31, 2007, the Company recognized a $301,000 reduction in income tax expense for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FIN 48, Accounting for Uncertainty in Income Taxes.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2007 the Company had approximately $129,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within general and administrative expenses.  At the adoption date of January 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions.  As of December 31, 2007, the Company recognized no interest or penalties related to uncertain tax positions due to the insignificance to its financial position and results of operations.

The Company files income tax returns in the U.S. federal and state jurisdictions.  The Company is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2006 tax years and the State of Minnesota for its 2003 through 2006 tax years.  The Company has not recorded any material adjustment in the liability for unrecognized income tax benefits related to these audits.  The years 2004 through 2007 remain open for examination by other state agencies.

Given the fact that the Company is currently under audit by the IRS and the State of Minnesota, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months.  An estimate of the range of such gross changes cannot be made at this time.  However, the Company does not expect the changes to have a significant impact on its effective tax rate or expected cash payments for income taxes within the next 12 months.

Winland Electronics, Inc.
Notes to Financial Statements

Note 7.  Warrants and Stock-Based Compensation Plans

Warrants: On February 1, 2005, Winland granted to Hayden Communications, Inc. warrants to purchase 20,000 shares of common stock that vested to the extent of 10,000 shares on August 1, 2005 and 10,000 shares on February 1, 2006.  The term of each 10,000 share increment will extend three years from the date of vesting.  As of December 31, 2007, warrants to purchase 20,000 shares of common stock at $3.96 were exercisable and outstanding.  The warrants were valued using the Black-Scholes pricing model and were amortized as investor relations expense over the term of the service agreement.  Investor relations expense from the amortization of warrants was $0 and $3,123 for the years ended December 31, 2007 and 2006, respectively.

On February 16, 2006, Winland granted to Board Assets, Inc., a strategic planning consultant, warrants to purchase 5,000 shares of common stock at an exercise price of $4.01 per share.  Winland scheduled two board strategy meetings with Board Assets, Inc., one in July 2006 and the other in January 2007.  Upon completion of the performance of Board Assets, Inc as facilitator for each of those meetings, 2,500 shares were scheduled to vest.  These warrants expire on February 16, 2016, if not exercised.  As of December 31, 2007, the first 2,500 shares vested and,  using the Black-Scholes pricing model, $3.26 per share amounting to $8,142 of consulting expense was recorded in 2006.  The agreement between Winland and Board Assets, Inc. was terminated in October 2006.  Based on this termination, the second 2,500 shares did not vest and Winland will not incur additional expense for these shares.

On September 9, 2006, Winland granted to Steven P. Friswold and Bruce H. Senske, principals of Genoa Business Advisors, LLC (“Genoa”), warrants for each to purchase 10,000 shares of common stock at an exercise price of $3.40 per share.  Winland and Genoa developed two strategic business initiatives which Genoa must execute in order for the warrants to vest.  These warrants shall vest and become exercisable to the extent of 5,000 shares each upon completion of Initiative 1 by Genoa and 5,000 shares each upon completion of Initiative 2 by Genoa.  The warrants terminate on September 6, 2011, if not exercised.  As of December 31, 2007, Initiative 1 was complete and 5,000 shares each vested.  The shares were valued using the Black-Scholes pricing method at a fair value of $2.26 per share amounting to $22,581 of consulting expense for the year ended December 31, 2007.  The agreement between Winland and Genoa was terminated in November 2007.  Based on this termination, the second 10,000 shares will not vest and Winland will not incur additional expense for these shares.

Stock option and employee stock purchase plans: As of December 31, 2007, Winland had one equity-based compensation plan, the 2005 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 1997 Stock Option Plan.  The plans are as follows:

2005 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As approved by the shareholders in May 2005, the plan authorized issuance of up to 400,000 shares.  Awards issued under the plan as of December 31, 2007 include 212,000 shares of incentive stock options and 66,000 nonqualified stock options of which 267,000 are outstanding and 70,600 of which are vested at December 31, 2007.  The exercise price is equal to the fair market value of Winland’s common stock at the date of grant. Options generally vest over 5 years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of Winland’s assets are transferred through an acquisition, merger or reorganization.

1997 Stock Option Plan – This plan provided for grants in both the form of incentive stock options and nonqualified stock options.  The plan was terminated as to future grants in May 2005.  At December 31, 2007 there were 104,100 options outstanding under this plan of which 92,940 are vested.

Winland Electronics, Inc.
Notes to Financial Statements

Note 7.  Warrants and Stock-Based Compensation Plans (Continued)

1997 Employee Stock Purchase Plan – The Employee Stock Purchase Plan (ESPP) has provided Winland employees the opportunity to purchase common stock through payroll deductions.  The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date.  The participation periods have a 6-month duration beginning in January and July of each year.  A total of 100,000 shares of common stock were authorized for issuance under the ESPP of which 90,191have been issued.  The ESPP expired on December 31, 2007.  Winland issued 10,365 and 8,375 shares for the years ended December 31, 2007 and 2006, respectively, incurring $10,780 and $9,926 of compensation expense under this plan for the same periods.

Prior to January 1, 2006, Winland accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Effective January 1, 2006, Winland adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 includes compensation costs for all share-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Winland’s stock based compensation expense for the years ended December 31, 2007 and 2006 was $178,000 and $137,000 higher than if Winland had continued to account for stock-based compensation under APB Opinion No. 25 for its stock option grants to employees.  A total of $43,000 and $8,000 such expense was capitalized in inventory costs for the years ended December 31, 2007 and 2006, respectively.

Winland uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	December 31
	2007	2006
Expected life, in years	5-10	5-10
Expected volatility	69.9%	81.9%
Risk-free interest rate	4.4%	4.7%
Dividend yield	0.0%	0.0%

Winland calculates the expected life of awards using historical data to estimate option exercises and employee terminations.  Expected volatility is based on daily historical fluctuations of Winland’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.

Winland receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.  Prior to adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were reported as operating cash flows in the Statements of Cash Flows.  In accordance with SFAS 123R, Winland revised its Statements of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows.  For the years ended December 31, 2007 and 2006, there were stock option exercises and disqualifying stock dispositions which triggered $10,000 and $43,000 in tax benefits, therefore net cash provided by financing activities was increased as a result of the adoption of SFAS 123R.

Net cash proceeds from the exercise of stock options were $27,000 and $53,000 for the years ended December 31, 2007 and 2006. For the years ended December 31, 2007 and 2006, 21,340 and 30,847 options were exercised in stock swaps, using previously owned shares of Winland’s common stock as payment for the shares.

Winland Electronics, Inc.
Notes to Financial Statements

Note 7.  Warrants and Stock-Based Compensation Plans (Continued)

The following table represents stock option activity for the twelve months ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at January 1, 2006	265,571	$2.25
Granted	100,000	3.66
Exercised	(78,235)	1.49
Forfeited	(1,296)	1.62
Outstanding options at December 31, 2006	286,040	$2.95	4.05 Yrs

Outstanding options at January 1, 2007	286,040	$2.95
Granted	156,000	2.88
Exercised	(38,840)	1.29
Forfeited	(32,100)	2.92
Outstanding options at December 31, 2007	371,100	$3.10	4.95 Yrs

Outstanding exercisable at December 31, 2007	163,540	$3.22	4.01 Yrs

The aggregate intrinsic value of options outstanding at December 31, 2007 and 2006 was $15,000 and $175,000, respectively.  The aggregate intrinsic value of options exercisable at December 31, 2007 and 2006 was $9,000 and $139,000, respectively.  Total intrinsic value of options exercised for the twelve months ended December 31, 2007 and 2006 was $55,000 and $240,000, respectively.

During the years ended December 31, 2007 and 2006, Winland granted 156,000 and 100,000 options, respectively.  These options had a weighted average grant date fair value of $1.55 and $2.61 per share, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.91 - $1.34	8,800	0.9	1.27	8,800	1.27
$1.80 - $2.24	27,000	5.8	2.11	-	-
$2.25 - $2.69	66,800	4.1	2.45	18,840	2.46
$2.70 - $3.13	61,500	1.3	2.90	54,300	2.89
$3.14 - $3.58	139,000	6.7	3.35	32,800	3.29
$3.59 - $4.03	24,000	4.6	3.62	4,800	3.62
$4.04 - $4.48	44,000	6.4	4.26	44,000	4.26
	371,100	5.0	$3.10	163,540	$3.22

At December 31, 2007, there was $226,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

Winland Electronics, Inc.
Notes to Financial Statements

Note 8.  Employee Benefit Plans

Pension plan: Winland has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions of up to 15 percent of their eligible compensation. The plan also provides for a Company-sponsored match to be determined each year by the Board of Directors. Winland contributed approximately $100,000 and $105,000 to the plan for the years ended December 31, 2007 and 2006, respectively. In addition, Winland may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2007 and 2006.

Health Savings Account:  Winland has a health savings account plan for its employees who meet certain service requirements.  The plan provides for Winland to make contributions equal to one-half the deductible limit elected by the employee.  The employee may also make contributions equal to one-half the deductible limit elected.  Winland makes contributions to the plan on a quarterly basis on the first day of each quarter.  The contributions cannot be refunded to Winland if the employee’s employment with Winland is terminated voluntarily or involuntarily.  Winland contributed approximately $209,000 and $193,000 to the plan for the year ended December 31, 2007 and 2006, respectively.

Note 9.  Major Customers, International Sales and Enterprisewide Disclosures

Major customers: Winland has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2007 and 2006, as follows:

	2007	2006
Sales percentage:
Customer A	20%	38%
Customer B	19%	19%
Customer C	18%	9%
Accounts receivable percentage at December 31:
Customer A	10%	7%
Customer B	13%	26%
Customer C	39%	17%

International sales:  Export sales to international customers for 2007 and 2006 were approximately $231,000 and $201,000, respectively. Accounts receivable from international customers were approximately $17,000 and $7,000 at December 31, 2007 and 2006, respectively.

Enterprisewide disclosures:  The following table presents approximate revenues from external customers for each of Winland’s groups of products and services:

	Years Ended December 31
	2007	2006
Electronic controls and assemblies for OEM customers	$29,004,000	$33,842,000
Proprietary microprocessors and mechanically controlled sensors and alarms	3,075,000	3,260,000
Raw material and sub-assemblies for OEM customers	1,866,000	518,000
Engineering and test design services	714,000	246,000
Freight	87,000	79,000
	$34,746,000	$37,945,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 10.  Shareholder Rights Plan

On December 9, 2003, Winland’s Board of Directors adopted a Shareholder Rights Plan. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of Winland held by the shareholders of record as of the close of business on December 31, 2003. Each right entitles its holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $36. The rights will only be exercisable if a person or group acquires, has the right to acquire, or has commenced a tender offer for 15 percent or more of Winland’s outstanding common stock. The rights are nonvoting, pay no dividends, expire on December 9, 2013, and may be redeemed by Winland for $0.001 per right at any time before the 15th day (subject to adjustment) after a 15 percent position is acquired. The rights have no effect on earnings per share until they become exercisable.

After the rights are exercisable, if Winland is acquired in a merger or other business combination, or if 50 percent or more of Winland’s assets are sold, each right will entitle its holder (other than the acquiring person or group) to purchase, at the then current exercise price, common stock of the acquiring entity having a value of twice the exercise price.  In connection with the adoption of the Shareholder Rights Plan, the Board of Directors has designated 60,000 shares of previously undesignated stock as Series A Junior Participating Preferred Stock. The shares have a par value of $0.01 per share and a liquidation value equal to the greater of $100 or 100 times the aggregate amount to be distributed per share to holders of common stock. Shares of Series A Junior Participating Preferred Stock are not convertible into shares of Winland’s common stock. Each share of Series A Junior Participating Preferred Stock will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $1 per share or an aggregate dividend of 100 times the dividend declared per share of common stock. Each share of Series A Junior Participating Preferred Stock has 100 votes. In the event of any merger, consolidation or other transaction in which common stock is exchanged; each share of Series A Junior Participating Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. There are no shares of Series A Junior Participating Preferred Stock outstanding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Winland’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Winland’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Winland’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Winland’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Winland’s receipts and expenditures are being made only in accordance with authorizations of Winland’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Winland’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed Winland’s internal control over financial reporting in relation to criteria described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2007, Winland’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control.

None.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to Winland’s definitive proxy statement for its 2008 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to Winland’s definitive proxy statement for its 2008 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain holders is incorporated by reference to Winland’s definitive proxy statement for its 2008 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning Winland’s equity compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	371,100	$3.10	142,809	(1)
Equity compensation plans not approved by security holders (2)	45,000	$3.72	0
TOTALS	416,100	$3.17	142,809

(1) Includes 9,809 shares available for issuance under Winland’s 1997 Employee Stock Purchase Plan.

(2) The plans consist of four warrant agreements to purchase shares of Winland’s Common Stock issued in 2005 and 2006 as partial consideration for consulting services to the following:  (i) Hayden Communications, Inc., a communication consulting firm – warrant to purchase 20,000 shares of common stock (10,000 shares exercisable until August 1, 2008 and 10,000 shares exercisable until February 1, 2009); (ii) Board Assets, Inc., a board evaluation and consulting firm – warrant to purchase 5,000 shares of common stock, which warrant vests upon performance of certain services and expires on February 16, 2016 (2,500 shares vested on July 17, 2006, and the remaining shares did not vest because the consulting arrangement has been terminated); and (iii) each of two principals of Genoa Business Advisors, LLC, a business consulting firm – warrant to purchase 10,000 shares, which vest in 5,000-share increments upon performance of certain services and expire on September 6, 2011 (10,000 shares vested on January 19, 2007, and the remaining shares did not vest because the consulting arrangement has been terminated).

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to Winland’s definitive proxy statement for its 2008 Annual Meeting of Shareholders under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information requested in this item is incorporated by reference to Winland’s definitive proxy statement for its 2008 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included in this report:  See “Exhibit Index to Form 10-K” following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Winland has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electonics, Inc.

Date: March 21, 2008	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of Winland, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Thomas J. de Petra and Glenn A. Kermes as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Thomas J. de Petra	March 21, 2008
Thomas J. de Petra, Interim Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Glenn A. Kermes	March 21, 2008
Glenn A. Kermes, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Lorin E. Krueger	March 21, 2008
Lorin E. Krueger, Director

/s/ Richard T. Speckmann	March 21, 2008
Richard T. Speckmann, Director

/s/ Thomas J. Goodmanson	March 21, 2008
Thomas J. Goodmanson, Director

/s/ Thomas J. Brady	March 21, 2008
Thomas J. Brady, Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2007	Commission File No.: 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2
4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)
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

10.18	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005 (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for quarter ended June 30, 2005)
10.19	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.6 to Form 10-QSB for quarter ended June 30, 2005)
10.20	Amendment No.7 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2006)
10.21	Amendment No.8 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2006)
10.22	Master Lease Agreement between the Company and M&I Marshall & Ilsley Bank dated June 28, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2006)
10.23	Compensation Arrangements for Directors as of January 1, 2006 (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for year ended December 31, 2005)**
10.25	Employment Agreement dated January 23, 2007 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 23, 2007) **
10.26	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **
10.27	Employment Agreement dated February 5, 2007 between the Company and Terry E. Treanor (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2007) **
10.28	Employment Agreement dated February 14, 2007 between the Company and Dale A. Nordquist (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 14, 2007) **
10.29	Employment Agreement dated February 3, 2007 between the Company and Gregory W. Burneske (Incorporated by reference to Exhibit 10.29 to Form 10-KSB for year ended December 31, 2006) **
10.30	2007 Incentive Bonus Plan**
10.31	Amendment No.9 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2007)
10.32	Amendment No.10 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 22, 2007)
10.33	Separation Agreement between the Company and Lorin E. Krueger dated October 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2007)**
10.34	Amendment to Employment Agreement between the Company and Glenn A. Kermes dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2007)**
23.1*	Consent of McGladrey & Pullen, LLP
24.1*	Power of Attorney for Thomas J. de Petra, Glenn A. Kermes, Lorin E. Krueger, Richard T. Speckmann, Thomas J. Goodmanson, Thomas J. Brady (included on signature page of this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*  Filed herewith.
**  Management agreement or compensatory plan or arrangement.