Form 10-Q
period 2008-03-31
WINLAND ELECTRONICS INC
filed 2008-05-02
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
________________________

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐                      No ☑

There were 3,640,741 shares of Common Stock, $.01 par value, outstanding as of April 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash	$626	$1,152
Accounts receivable, less allowance for doubtful accounts of $25	3,224	3,436
Refundable income taxes	522	389
Inventories	4,751	4,708
Prepaid expenses and other assets	382	253
Deferred income taxes	479	400
Total current assets	9,984	10,338

Property and equipment at cost	11,867	11,827
Less accumulated depreciation	(6,614)	(6,410)
Net property and equipment	5,253	5,417
Total assets	$15,237	$15,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$458	$512
Accounts payable	1,842	1,729
Accrued expenses:
Compensation	583	733
Allowance for rework and warranty costs	165	160
Other	231	219
Total current liabilities	3,279	3,353

Long Term Liabilities
Long-term debt, less current maturities	1,354	1,471
Deferred income taxes	282	282
Deferred revenue	137	138
Other long term tax liabilities	129	129
Total long-term liabilities	1,902	2,020

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,640,741 shares as of March 31, 2008 and December 31, 2007.	36	36
Additional paid-in capital	4,745	4,691
Retained earnings	5,275	5,655
Total stockholders' equity	10,056	10,382
Total liabilities and stockholders' equity	$15,237	$15,755

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net sales	$7,033	$9,300
Cost of sales	6,422	8,428
Gross profit	611	872

Operating expenses:
General and administrative	617	630
Sales and marketing	340	251
Research and development	223	333
Total operating expenses	1,180	1,214

Operating loss	(569)	(342)

Interest Expense and Other:
Interest expense	(34)	(81)
Other income, net	12	13
Total other income (expense)	(22)	(68)

Loss before income taxes	(591)	(410)

Income tax benefit	211	143
Net loss	$(380)	$(267)

Loss per common share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	3,640,741	3,600,347

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(380)	$(267)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock based compensation	54	31
Depreciation and amortization	204	224
Consulting expense, non-cash warrant expense	-	22
Deferred tax assets	(79)	-
Changes in assets and liabilities:
Accounts receivable	212	206
Refundable income taxes	(133)	(50)
Inventories	(43)	(528)
Prepaid expenses	(129)	(90)
Accounts payable	113	(86)
Accrued expenses, including deferred revenue and
other long term tax liabilities	(134)	(51)
Net cash used in operating activities	(315)	(589)

Cash Flows From Investing Activities
Purchases of property and equipment	(40)	(118)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	-	812
Payments on long-term borrowings, including capital
lease obligations	(171)	(159)
Proceeds from issuance of common stock	-	3
Net cash provided by (used in) financing activities	(171)	656

Net decrease in cash	(526)	(51)

Cash
Beginning	1,152	51
Ending	$626	$-

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$34	$79

Acquisition of property under capital leases	$-	$167

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Condensed Financial Statements - Unaudited

Note 1.    Basis of Presentation

The accompanying unaudited condensed financial information has been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

Reclassifications:  Certain income statement amounts for the three months ended March 31, 2007 have been reclassified to be consistent with the classifications adopted for the same period ended March 31, 2008.

Note 2.    Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on profit and loss from operations.

Effective January 1, 2008, the Company began reporting results of operations by two unique reportable segments, Electronic Manufacturing Services (EMS) and Proprietary Products (Proprietary).

Our EMS segment consists of the design and manufacturing of printed circuit board assemblies and higher level products sold mainly to Original Equipment Manufacturer (OEM) customers.  Winland offers complete solutions to OEM customer needs by providing value-added services that complement its contract manufacturing capabilities.  This is part of a “concept to product realization” strategy, the elements of which may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, repair service, and legacy support.  These services differentiate Winland from many competitors and are intended to increase customer satisfaction, confidence, and loyalty.  Winland views EMS customers as strategic partners and works to provide these partners with high level customer care and technical services.

Our Proprietary segment represents an established family of environmental security products that can monitor critical environments including simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

The Company’s remaining activities are included in “Other”.  Unallocated corporate level expenses, which include costs related to the administrative functions performed in a centralized manner and not attributable to particular segments (e.g., executive compensation expense, accounting, human resources and information technology support), are reported in the reconciliation of the segment totals to consolidated totals as “Other” items.

Segment assets or other balance sheet information are not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

Winland Electronics, Inc.
Notes to Condensed Financial Statements - Unaudited

Note 2.    Segment Reporting (Continued)

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING
(Unaudited)

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended March 31, 2008
Net sales	$6,163	$870	$-	$7,033
Operating income (loss)	29	19	(617)	(569)

Three months ended March 31, 2007
Net sales	$8,552	$748	$-	$9,300
Operating income (loss)	304	(16)	(630)	(342)

Note 3.    Major Customers

The Company has customers that accounted for 10 percent (10%) or more of net sales for the three months ended March 31, 2008 and 2007 as follows:

	For the Three Months Ended March 31,
Sales percentage:	2008	2007
Customer A	28%	20%
Customer B	16%	15%
Customer C	15%	21%

The Company had net receivables (as a percentage of total receivables) from the above customers at March 31, 2008 and 2007 as follows:

Accounts receivable percentage:	2008	2007
Customer A	28%	25%
Customer B	20%	19%
Customer C	7%	10%

Note 4.    Earnings per Common Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three months ended March 31, 2008 and 2007, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive.  The diluted share calculation excluded 4,000 and 58,000 weighted average shares due to the net loss in the three months ended March 31, 2008 and 2007, respectively.

Winland Electronics, Inc.
Notes to Condensed Financial Statements - Unaudited

Note 5.    Inventories

The component of inventories at March 31, 2008 and December 31, 2007, were as follows:

($ in thousands)	March 31, 2008	December 31, 2007
Raw materials	$3,317	$3,467
Work in progress	280	293
Finished goods	1,154	948
Total	$4,751	$4,708

Note 6.    Allowance for Obsolete Inventory

The Company makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory.  In addition, the Company has developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on monthly reviews for our customers’ inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers.  Inventory not specific to a customer is evaluated at least annually.  Write offs for the three months ended March 31, 2008 and 2007 were $56,000 and $275,000, respectively.  Management’s estimated reserve for slow moving and obsolete raw and finished goods inventories was $486,000 at March 31, 2008 and $460,000 at December 31, 2007.

Note 7.    Allowance for Rework and Warranty Costs

Allowance for Rework and Warranty Costs:  Winland has established a warranty reserve for rework, product warranties and customer refunds.   Winland provides a limited warranty to its OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on warranty expense for the prior six-month period as a percentage of sales.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Changes in the Company’s warranty liability are approximately as follows:

	For the Three Months Ended March 31,
($ in thousands)	2008	2007
Balance, Beginning	$160	$126
Accruals for products sold	102	430
Expensing of specific warranty items	(97)	(365)
Balance, Ending	$165	$191

Winland Electronics, Inc.
Notes to Condensed Financial Statements - Unaudited

Note 8.    Stock-Based Awards

For the quarter ended March 31, 2008, the Company granted 86,500 options which had weighted average grant date fair values of $2.17.  For the quarter ended March 31, 2007, the Company granted 36,000 options which had weighted average grant date fair values of $3.58.

Compensation expense associated with stock based compensation plans was $54,000 and $31,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

At March 31, 2008, there was $327,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

Note 9.    Income Taxes

The Company uses a blended federal and state income tax rate which was 35% for the quarters ended March 31, 2008 and 2007.  The Company recognized an income tax benefit of $211,000 based on its $592,000 pre-tax loss for the quarter ended March 31, 2008 compared to an income tax benefit of $143,000 based on its $410,000 pre-tax loss of the quarter ended March 31, 2007.

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

The Company had $129,000 of unrecognized tax benefits for the year ended December 31, 2007 relating to tax positions taken in 2007.  There was no change in unrecognized tax benefits for the three months ended March 31, 2008.

The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FIN 48, Accounting for Uncertainty in Income Taxes.

At the adoption date of January 1, 2007 for FIN 48, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2008 and December 31, 2007 the Company had approximately $129,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of March 31, 2008 and 2007, the Company recognized no interest or penalties related to uncertain tax positions due to the insignificance to its financial position and results of operations.

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

Given the fact that the Company is currently under audit by the IRS and the State of Minnesota, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next year.  An estimate of the range of such gross changes cannot be made at this time.  However, the Company does not expect the changes to have a significant impact on its effective tax rate or expected cash payments for income taxes within the next year.

Winland Electronics, Inc.
Notes to Condensed Financial Statements - Unaudited

Note 10.    Recently Adopted Accounting Pronouncements

Effective January 1, 2008, Winland adopted FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial instruments.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of SFAS 157 did not have any impact to our financial statements.  SFAS 157 will become effective for non-financial measurements on January 1, 2009 which the Company will adopt and does not expect the adoption to have a significant impact on its financial position or results of operations.

Effective January 1, 2008, Winland adopted FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability.  Subsequent changes in fair value must be recorded in earnings.  SFAS 159 became effective with no impact to the Company’s financial position or results of operations.

Note 11.    Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”).  Among other things, SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires all entities to report noncontrolling interests as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement will have a significant impact on its financial position or results of operations.

ITEM 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland Electronics Inc. is a manufacturer providing a variety of products to customers within the trucking, electronic testing, medical, critical environment monitoring and bedding markets primarily in North America.  The Company operates in two business segments:  Electronic Manufacturing Services (EMS) and Proprietary Products.  EMS provides complete product realization services to OEM customers by providing value-added services which include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support.  Proprietary Products develops and markets an established family of environmental security products that can monitor critical environments.  Our security products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms that monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

EXECUTIVE SUMMARY

The Company reported a net loss of $380,000 or $0.10 per basic share for the first quarter ended March 31, 2008 compared to a $267,000 net loss or $0.07 per basic share for the same period in 2007.  The loss was driven by a $2.3 million decrease in net sales compared to a year ago.  Under utilization of manufacturing fixed costs due to these lower sales was the primary reason for the loss in the quarter.  As a result of decreased sales, EMS operating income fell $275,000 from a year ago to $29,000 for the quarter just ended.  Proprietary Products had operating income of $19,000 for the first quarter of 2008 compared to an operating loss of $16,000 a year ago.

Net Sales

Net sales for the three months ended March 31, 2008 were $7.0 million down $2.3 million or 24.4% compared to the same period in 2007.  EMS first quarter net sales declined $2.4 million compared to last year’s first quarter to $6.2 million, a 28% drop.  Proprietary Products net sales rose 16% to $870,000 for the three months ended March 31, 2008, a $122,000 increase compared to a year ago.

Operating Income

First quarter consolidated operating loss of $569,000 increased 66.4%, or $227,000 from the operating loss reported a year ago.  Gross margins fell 0.7% from 9.4% to 8.7% for the quarter due to under utilization of fixed manufacturing costs caused by reduced sales volumes and increased material costs offset in part by reductions in warranty and obsolete inventory expenses.

Sales and Marketing expenses increased compared to a year ago due to the replacement and hiring of new sales individuals along with their associated travel costs.  Research and Development expenses were down compared to a year ago as the Company decreased new product development spending as development work neared completion on the EnviroAlert EA800, the Company’s award winning new product released late in the first quarter of 2008.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income.  Interest expense for the first quarter of 2008 was $34,000 down $47,000 compared to last year.  The Company did not have advances outstanding on its revolving line-of-credit which lead to the reductions in interest expense for the quarter.

Income Tax

Income tax benefits increased from $143,000 for the first quarter ended 2007 to $211,000 for the first quarter of 2008.  The increase reflects higher net loss from operations.  Income tax benefits were calculated using a blended federal and state income tax rate of 35% for the first quarter ended March 31, 2008 and 2007.

RESULTS OF OPERATIONS BY SEGMENT

Electronic Manufacturing Services (EMS)

Net Sales

EMS first quarter net sales of $6.2 million were down $2.4 million.  Reduced sales of $1.2 million were caused by a sharp decline in customer demand from two of our three largest customers compared to a year ago.  In addition, phase out of sales from two customers, who we engaged with in 2007 and whose expectations and business management systems did not align well with Winland’s caused sales to drop $1.0 million compared to the first quarter of 2007.

Operating Income

First quarter operating income of $29,000 was down 91%, or $275,000 from the operating income reported a year ago.  Gross margins fell from 5.3% in 2007 to 3.2% for the first quarter of 2008 due to under utilized fixed manufacturing costs caused by reduced sales volumes and increased material costs offset in part by reductions in warranty and obsolete inventory expenses.

Proprietary Products

Net Sales

Proprietary Products net sales were $870,000 for the first quarter of 2008, up $122,000 compared to a year ago.  Sales to our largest distributor were constant quarter over quarter with the increased sales coming from new and existing distributors.

Operating Income

First quarter operating income of $19,000 was up $35,000 or 219% compared to the $16,000 operating loss reported a year ago.  Gross margins fell from 48.1% in 2007 to 40.1% for the first quarter of 2008 due to increased manufacturing costs.  These increased costs were offset by a $83,000 reduction of new product development costs as our new EnviroAlert product, the EA800 neared completion.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $315,000 for the three months ended March 31, 2008 compared to cash used of $589,000 for the three months ended March 31, 2007.  The net loss was a driving factor in the use of cash for the three month periods ended March 31, 2008 and 2007.  In addition, changes in working capital used cash of $189,000 offset by $204,000 of depreciation expense for the period ended March 31, 2008.  Cash used in investing activities was used to acquire capital equipment of $40,000 and $118,000 for the three months ended March 31, 2008 and 2007, respectively.  Cash used in financing activities for the payment of long term debt was $171,000 for the three months ended March 31, 2008 compared to $159,000 for the same period in 2007.  For the three months ended March 31, 2007, cash was provided by borrowing against the revolving line of credit in the amount of $812,000.

The current ratio was 3.0 to 1 at March 31, 2008 and 3.1 to 1 at December 31, 2007.  Working capital equaled $6.7 million at March 31, 2008 and $7.0 million at December 31, 2007.  The Company had no balance outstanding on its revolving line-of-credit as of March 31, 2008 and December 31, 2007.  At March 31, 2008, $3,700,000 was available for borrowings under the revolving line-of-credit agreement which expires June 30, 2008, if not renewed.

We believe that our cash balance, funds available under the line of credit agreement, if renewed, and anticipated cash flows from operations will be adequate to fund our cash requirements for at least the next twelve months.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  Winland’s forward-looking statements generally relate to its purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below.  Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements.  As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

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

Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile.  Winland competes for new customers with numerous independent contract design and manufacturing firms in the United States of America and abroad, many of whom have greater financial resources and more established reputations.  Winland’s ability to compete successfully in this industry depends, in part, upon the price at which Winland is willing to manufacture a proposed product and the quality of its design and manufacturing services.  There is no assurance that Winland will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent it from achieving the growth it anticipates.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures.

Winland’s President and Chief Executive Officer, Thomas J. de Petra, and Chief Financial Officer, Glenn A. Kermes, have reviewed Winland’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, these officers believe that Winland’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by Winland in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Control.

The Company’s former Chief Executive Officer resigned effective January 2, 2008 as planned and announced on October 30, 2007.  This change did not materially affect Winland’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our report on Form 10-K for fiscal year ended December 31, 2007.

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

Winland Electronics, Inc.

Date: May 2, 2008	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer

/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended March 31, 2008	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002