Form 10-K/A
period 2007-12-31
WINLAND ELECTRONICS INC
filed 2008-05-09
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Report”) in order to amend Item 8 of the Original Report to include a signed copy of the audit report and to amend Item 9A of the Original Report to include the disclosures required by Item 307 of Regulation S-K.

Other than the amendment to Item 8 of the Original Report to include a signed copy of the audit report and to amend Item 9A of the Original Report to include the disclosures required by Item 307 of Regulation S-K, this Amendment No. 1 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

Minneapolis, Minnesota

/s/ McGladrey & Pullen Certified Public Accountants
McGladrey & Pullen Certified Public Accountants

March 21, 2008

Item 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of Winland’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2007.  Based on that review and evaluation, which included inquiries made to certain other employees of Winland, the Certifying Officers have concluded that Winland’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Winland required to be disclosed in the reports that Winland files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Winland’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC.

Date: May 9, 2008	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer

WINLAND ELECTRONICS, INC.
EXHIBIT INDEX FOR
FORM 10-K/A FOR 2007 FISCAL YEAR (AMENDMENT NO. 1)

For the Fiscal year ended December 31, 2007	Commission File No.: 1-15637
Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2
4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)
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

10.18	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005 (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for quarter ended June 30, 2005)
10.19	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.6 to Form 10-QSB for quarter ended June 30, 2005)
10.20	Amendment No.7 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2006)
10.21	Amendment No.8 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2006)
10.22	Master Lease Agreement between the Company and M&I Marshall & Ilsley Bank dated June 28, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2006)
10.23	Compensation Arrangements for Directors as of January 1, 2006 (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for year ended December 31, 2005)**
10.25	Employment Agreement dated January 23, 2007 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 23, 2007) **
10.26	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **
10.27	Employment Agreement dated February 5, 2007 between the Company and Terry E. Treanor (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2007) **
10.28	Employment Agreement dated February 14, 2007 between the Company and Dale A. Nordquist (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 14, 2007) **
10.29	Employment Agreement dated February 3, 2007 between the Company and Gregory W. Burneske (Incorporated by reference to Exhibit 10.29 to Form 10-KSB for year ended December 31, 2006) **
10.30	2007 Incentive Bonus Plan**
10.31	Amendment No.9 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2007)
10.32	Amendment No.10 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 22, 2007)
10.33	Separation Agreement between the Company and Lorin E. Krueger dated October 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2007)**
10.34	Amendment to Employment Agreement between the Company and Glenn A. Kermes dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2007)**
23.1*	Consent of McGladrey & Pullen, LLP*
24.1*	Power of Attorney for Thomas J. de Petra, Glenn A. Kermes, Lorin E. Krueger, Richard T. Speckmann, Thomas J. Goodmanson, Thomas J. Brady (included on signature page of this Form 10-K)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act***
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act***
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
*      Previously filed with the Original Report on March 21, 2008.
**    Management agreement or compensatory plan or arrangement.
***  Filed herewith.