Form 10-K/A
period 2007-12-31
WINLAND ELECTRONICS INC
filed 2008-05-20
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Report”) in order to amend Item 8 of the Original Report to include a signed copy of the audit report and to amend Item 9A of the Original Report to include the disclosures required by Item 307 of Regulation S-K.

Other than the amendment to Item 8 of the Original Report to include a signed copy of the audit report and to amend Item 9A of the Original Report to include the disclosures required by Item 307 of Regulation S-K, this Amendment No. 2 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the items amended in this Amendment No. 2, this Amendment No. 2 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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
Minneapolis, Minnesota
March 21, 2008

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

Back to Item 8

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

WINLAND ELECTRONICS, INC.

Date: May 20, 2008	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer