Form 10-Q
period 2008-06-30
WINLAND ELECTRONICS INC
filed 2008-08-13
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	June 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,656,668 shares of Common Stock, $.01 par value, outstanding as of August 11, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash	$-	$1,152
Accounts receivable, less allowance for doubtful accounts of $25	3,569	3,436
Refundable income taxes	601	389
Inventories	4,390	4,708
Prepaid expenses and other assets	389	253
Deferred income taxes	-	400
Total current assets	8,949	10,338

Property and equipment at cost	11,913	11,827
Less accumulated depreciation	(6,792)	(6,410)
Net property and equipment	5,121	5,417
Total assets	$14,070	$15,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Revolving line of credit agreement	$175	$-
Current maturities of long-term debt	441	512
Accounts payable	1,685	1,729
Accrued expenses:
Compensation	416	733
Allowance for rework and warranty costs	175	160
Other	255	219
Total current liabilities	3,147	3,353

Long Term Liabilities
Long-term debt, less current maturities	1,259	1,471
Deferred income taxes	-	282
Deferred revenue	134	138
Other long term tax liabilities	129	129
Total long-term liabilities	1,522	2,020

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,656,668 and 3,640,741 shares as of June 30, 2008 and December 31, 2007, respectively.	37	36
Additional paid-in capital	4,854	4,691
Retained earnings	4,510	5,655
Total stockholders' equity	9,401	10,382
Total liabilities and stockholders' equity	$14,070	$15,755

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$6,866	$8,099	$13,898	$17,398
Cost of sales	6,194	7,492	12,604	15,919
Gross profit	672	607	1,294	1,479

Operating expenses
General and administrative	577	716	1,193	1,346
Sales and marketing	353	279	693	531
Research and development	359	303	594	636
Total operating expenses	1,289	1,298	2,480	2,513

Operating loss	(617)	(691)	(1,186)	(1,034)

Other income (expense)
Interest expense	(31)	(93)	(65)	(173)
Other income, net	-	2	11	15
Total other income (expense)	(31)	(91)	(54)	(158)

Loss before income taxes	(648)	(782)	(1,240)	(1,192)

Income tax benefit (expense)	(117)	291	94	435
Net loss	$(765)	$(491)	$(1,146)	$(757)

Loss per common share:
Basic and diluted	$(0.21)	$(0.14)	$(0.31)	$(0.21)

Weighted-average number of common shares outstanding:
Basic and diluted	3,649,541	3,600,856	3,645,141	3,600,603

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,146)	$(757)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Non-cash stock based compensation	144	114
Depreciation and amortization	408	444
Consulting expense, non-cash warrant expense	-	22
Deferred tax assets	118	(18)
Changes in assets and liabilities:
Accounts receivable	(133)	1,574
Refundable income taxes	(212)	(323)
Inventories	318	845
Prepaid expenses	(136)	(119)
Accounts payable	(44)	(863)
Accrued expenses, including deferred revenue and
other long term tax liabilities	(270)	(123)
Net cash provided by (used in) operating activities	(953)	796

Cash Flows From Investing Activities
Purchases of property and equipment	(111)	(235)
Proceeds from sale of property and equipment	-	4
Net cash used in investing activities	(111)	(231)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	175	(45)
Payments on long-term borrowings, including capital
lease obligations	(283)	(323)
Proceeds from issuance of common stock	20	17
Net cash used in financing activities	(88)	(351)

Net increase (decrease) in cash	(1,152)	214

Cash
Beginning of period	1,152	51
Ending of period	$-	$265

Supplemental information
Cash payments for:
Interest	$65	$178
Acquisition of property under capital leases	$-	$167

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

Reclassifications:  Certain income statement amounts for the three and six months ended June 30, 2007 have been reclassified to be consistent with the classifications adopted for the same period ended June 30, 2008.

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

The Company’s EMS segment consists of the design and manufacturing of printed circuit board assemblies and higher level products sold mainly to Original Equipment Manufacturer (OEM) customers.  Winland offers complete solutions to OEM customer needs by providing value-added services that complement its contract manufacturing capabilities.  This is part of a “concept to product realization” strategy, the elements of which may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, repair service, and legacy support.  These services differentiate Winland from many competitors and are intended to increase customer satisfaction, confidence, and loyalty.  Winland views EMS customers as strategic partners and works to provide these partners with high level customer care and technical services.

The Company’s Proprietary segment represents an established family of environmental security products that can monitor critical environments including simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

The Company’s remaining activities are included in “Other”.  These are unallocated corporate level expenses, which include costs related to the administrative functions performed in a centralized manner and not attributable to particular segments (e.g., executive compensation expense, accounting, human resources and information technology support), are reported in the reconciliation of the segment totals to consolidated totals as “Other” items.

Segment assets or other balance sheet information are not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 2. Segment Reporting (Continued)

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended June 30, 2008
Net sales	$5,966	$900	$-	$6,866
Operating income (loss)	40	(81)	(576)	(617)

Three months ended June 30, 2007
Net sales	$7,304	$795	$-	$8,099
Operating income (loss)	7	17	(715)	(691)

Six months ended June 30, 2008
Net sales	$12,140	$1,758	$-	$13,898
Operating income (loss)	81	(74)	(1,193)	(1,186)

Six months ended June 30, 2007
Net sales	$15,855	$1,543	$-	$17,398
Operating income (loss)	313	(1)	(1,346)	(1,034)

Note 3. Major Customers

The Company has customers that accounted for 10 percent (10%) or more of net sales for the three and six months ended June 30, 2008 and 2007 as follows:

	For the Three Months Ended June 30,
Sales percentage:	2008	2007
Customer A	37%	17%
Customer B	19%	22%
Customer C	9%	19%

	For the Six Months Ended June 30,
Sales percentage:	2008	2007
Customer A	33%	18%
Customer B	17%	21%
Customer C	13%	17%

The Company had net receivables (as a percentage of total receivables) from the above customers at June 30, 2008 and 2007 as follows:

Accounts receivable percentage:	2008	2007
Customer A	48%	17%
Customer B	13%	11%
Customer C	7%	26%

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 4. Loss per Common Share

Basic loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three and six months ended June 30, 2008 and 2007, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive.  The diluted share calculation excluded 1,300 and 44,200 weighted average shares in the three months ended June 30, 2008 and 2007, respectively due to the net loss.  The diluted share calculation excluded 2,400 and 51,400 weighted average shares in the six months ended June 30, 2008 and 2007, respectively due to the net loss.

Note 5.  Inventories

The component of inventories at June 30, 2008 and December 31, 2007, were as follows:

($ in thousands)	June 30, 2008	December 31, 2007
Raw materials	$3,409	$3,467
Work in progress	371	293
Finished goods	610	948
Total	$4,390	$4,708

Note 6. Allowance for Obsolete Inventory

The Company makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory.  In addition, the Company has developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on monthly reviews for our customers’ inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers.  Inventory not specific to a customer is evaluated at least annually.  Write offs for the three months ended June 30, 2008 and 2007 were $77,000 and $485,000, respectively.  Write offs for the six months ended June 30, 2008 and 2007 were $133,000 and $760,000, respectively.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $510,000 at June 30, 2008 and $460,000 at December 31, 2007.

Note 7. Allowance for Rework and Warranty Costs

Winland has established a warranty reserve for rework, product warranties and customer refunds.  Winland provides a limited warranty to its OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products, which requires Winland to repair or replace defective products at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on warranty expense for the prior six-month period as a percentage of sales.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 7. Allowance for Rework and Warranty Costs (Continued)

Changes in the Company’s warranty liability are approximately as follows:

	For the Three Months Ended June 30,
($ in thousands)	2008	2007
Balance, Beginning	$165	$191
Accruals for products sold	89	160
Expensing of specific warranty items	(79)	(111)
Balance, Ending	$175	$240

	For the Six Months Ended June 30,
	2008	2007
Balance, Beginning	$160	$126
Accruals for products sold	240	570
Expensing of specific warranty items	(225)	(456)
Balance, Ending	$175	$240

Note 8. Stock-Based Awards

For the six months ended June 30, 2008, the Company granted 182,500 options which had weighted average grant date fair values of $1.92 compared to grants of 58,000 options having weighted average grant date fair values of $3.46 during the same period a year ago.  For the six months ended June 30, 2008, optionees exercised 8,800 option shares at price of $1.27 compared to 1,000 option shares having weighted average grant date fair values of $2.93 exercised during the same period a year ago.  For the six months ended June 30, 2008, 34,200 shares were forfeited at a weighted average grant fair values of $2.42.  There were no forfeitures for the six months ended June 30, 2007.

Compensation expense associated with stock based compensation plans was $90,000 and $83,000 for the three month periods ended June 30, 2008 and 2007, respectively.  For the six month periods ended June 30, 2008 and 2007, compensation expense associated with stock based compensation plans was $144,000 and $136,000, respectively.

At June 30, 2008, there was $355,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

Note 9. Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. During the quarter ended June 30, 2008, Winland recorded a $399,000 tax valuation allowance related to our deferred tax assets. The tax effect of the Company’s valuation allowance expected to be necessary as of year end for deferred tax assets is included in the annual effective tax rate.  As of June 30, 2008 and 2007, the Company calculated its estimated annualized effective tax rate at 17% and 36%, respectively.  The Company recognized an income tax benefit of $94,000 (net of the valuation allowance) based on its $1,240,000 pre-tax loss for the six months ended June 30, 2008 compared to an income tax benefit of $435,000 based on its $1,192,000 pre-tax loss for the six months ended June 30, 2007.

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

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 9. Income Taxes (Continued)

The Company had $129,000 of unrecognized tax benefits for the year ended December 31, 2007 relating to tax positions taken in 2007.  There was no change in unrecognized tax benefits for the three and six months ended June 30, 2008.

The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FIN 48, Accounting for Uncertainty in Income Taxes.

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of June 30, 2008 and 2007, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

The Company files income tax returns in the U.S. federal and state jurisdictions.  The Company is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2007 tax years and the State of Minnesota for its 2003 through 2006 tax years.  The Company has not recorded any material adjustment in the liability for unrecognized income tax benefits related to these audits.  The years 2004 through 2007 remain open for examination by other state agencies.

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

Winland Electronics, Inc.
Notes to Condensed Financial Statements

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

ITEM 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland Electronics Inc. is a manufacturer providing a variety of products to customers within the transportation, industrial, instrumentation, medical, telecom and consumer market sectors primarily in North America.  The Company operates in two business segments:  Electronic Manufacturing Services (EMS) and Proprietary Products.  EMS provides complete product realization services to OEM customers by providing value-added services which include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support.  Proprietary Products develops and markets an established family of environmental security products that can monitor critical environments.  Our security products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms that monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

EXECUTIVE SUMMARY

A Decrease in Sales

Winland’s financial performance during the second quarter ended June 30, 2008 primarily reflects a continued reduction in demand from two of our three largest customers that began in the first quarter this year, together with the lingering effect of the phase out of two customers.  These two customer’s expectations and business management systems did not align well with Winland’s value proposition.  The phase out was completed during the second quarter.  As previously reported, we do not believe this downward sales trend is driven by global, national or regional economic factors or sales trends that are impacting EMS providers like Winland. Instead, we currently believe these sales results are more indicative of market sector weaknesses specific to certain Winland customers and, to a lesser extent; normal business fluctuations, customer inventory rebalancing, product lifecycle issues with certain customers and the traditionally long sales cycles inherent in our business.

Sales Efforts

We continue our efforts to expand and further diversify our EMS customer portfolio which currently includes products in the transportation, industrial, instrumentation, medical, telecom and consumer market sectors. This effort is intended to help mitigate the risk of customer or industry concentration by targeting customers across multiple market and product categories where we believe our value proposition and capability best aligns with prospective customers’ needs.

Industry results continue to support our belief that growth opportunities in the EMS business are most favorable among providers of high-mix, low volume electronics assemblies, like Winland, where customers need a high level of proficiency in multiple value-added engineering and manufacturing services, quality standards, component sourcing and program management.

Our design engineering capability is a significant differentiator from EMS providers similar in size to Winland. Our marketing strategy emphasizes the sale of engineering services to customers where the subsequent use of Winland’s manufacturing and test engineering services can be an integrated, cost-effective and low risk manufacturing solution.

As of June 30, 2008, the Company’s OEM customers have given the Company purchase orders with an aggregate value of $15.1 million for delivery during the remainder of 2008 and early 2009.  In comparison, the Company had purchase orders with an aggregate value of $11.4 million and $16.8 million as of March 31, 2008 and June 30, 2007, respectively.  In addition, the Company’s OEM customers have placed purchase orders for Engineering Services worth $331,000 to be completed during 2008.  The value and timing of Engineering Service purchase orders can vary during the year due to the volume and type of project needed to meet the needs of the customer.  Historically, the Company receives additional build-to-order and recurring blanket orders from its current OEM customers for future production and engineering services.

Winland is actively engaged in the process of recruiting a senior level sales executive to replace our Senior Vice President of Sales and Marketing who resigned at the end of June. We are optimistic that a senior sales executive can be identified during the third quarter.

Organizational Realignment

As previously reported, during the first quarter, we initiated an organizational realignment of our manufacturing, operations and materials groups, and launched change initiatives to enhance program management, information systems, documentation, NPI, quotation and inventory management. This realignment included key new leadership with deep experience in the EMS industry, who were charged with establishing operational practices and processes that could support a high growth business model combining organic growth and growth by future acquisitions. We completed additional restructuring during the second quarter with promotion and expanded duties of our Vice President of Operations and Supply Chain.

We believe the operational changes taking place will begin to favorably impact financial performance in the third and fourth quarter, primarily due to an anticipated reduction in negative variances for labor and materials. We expect that secondary benefits of these operational change initiatives will be improved on-time delivery, quality and customer retention. Some initiatives will be completed near the end of 2008, including advancements in manufacturing engineering. We believe that when fully implemented, the benefits of all current operational initiatives will be sustainable as the Company continues to build EMS industry world-class operations and business practices.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2008 vs.
Three months and six months ended June 30, 2007

The Company reported a net loss of $0.8 million or $0.21 per basic share for the three months ended June 30, 2008 compared to a $0.5 million net loss or $0.14 per basic share for the same period in 2007.  The loss was driven by a $1.2 million decrease in net sales compared to a year ago.  Under utilization of manufacturing fixed costs due to lower sales was the primary reason for the loss in the quarter

The Company reported a net loss of $1.1 million or $0.31 per basic share for the six months ended June 30, 2008 compared to the $0.8 million net loss or $0.21 per basic share for the same period in 2007.  The loss was driven by a $3.5 million decrease in net sales compared to a year ago.  As was for the recent three month period, under utilization of manufacturing fixed costs due to lower sales was the primary reason for the loss year to date.

Net Sales

Net sales for the three months ended June 30, 2008 were $6.9 million down $1.2 million or 15% compared to the same period in 2007.  EMS net sales declined $1.3 million compared to last year’s $7.3 million, an 18% drop as noted in the Executive Summary above.  Proprietary Products net sales rose 13% to $0.9 million, a $0.1 million increase compared to a year ago.

Net sales for the six months ended June 30, 2008 were $13.9 million down $3.5 million or 20% compared to the same period in 2007.  EMS net sales declined 23%, or $3.7 million to $12.1 million during the six months ended June 30, 2008 compared to a year ago.  Proprietary Products net sales rose 14% to $1.8 million, a $0.2 million increase compared to a year ago.

Operating Income

The Company reported an operating loss of $617,000 and $1,186,000 for the three and six months ended June 30, 2008, respectively.,  Gross margins rose 2.3% and 0.8% to 9.8% and 9.3% for the three and six months ended June 30, 2008, respectively compared to the same periods a year ago due to reductions in warranty and obsolete inventory expenses offset in part by under utilization of fixed manufacturing costs caused by reduced sales volumes.

For the three and six months ended June 30, 2008, General and Administrative expenses decreased compared to the same periods a year ago due to decreased bad debt expense, SOX compliance fees and salaries expense.  Sales and Marketing expenses increased compared to the same periods a year ago due to the Company’s webinar “Wireless Sensor Networks – A Survey of Design Options” and related advertising campaigns and increased travel costs.  For the three months ended June 30, 2008, Research and Development expenses increased compared to a year ago due to underutilization of overhead costs supporting EMS Engineering sales.  For the six months ended June 30, 2008, Research and Development expenses were down compared to a year ago as the Company decreased new product development spending as development work neared completion on the EnviroAlert EA800 and reduced consulting and salaries expenses.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income.  Interest expense for the three and six months ended June 30, 2008 was $31,000 and $65,000, respectively, compared to $93,000 and $173,000, respectively, during the same period a year ago.  The Company had $175,000 outstanding on its revolving line-of-credit as of June 30, 2008, down from $1,879,000 as of June 30, 2007, which lead to the reductions in interest expense for the three and six month periods.

Income Tax

We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets.  During the quarter ended June 30, 2008, we recorded a $399,000 tax valuation allowance related to our deferred tax assets.  For the three months ended June 30, 2008, the Company recognized income tax expense of $117,000, primarily the result of the valuation allowance on its net deferred tax assets.  As discussed Note 9 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 17% and 36^ for the six months ended June 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Electronic Manufacturing Services (EMS)

Net Sales

EMS net sales for the three months ended June 30, 2008 were $6.0 million down $1.3 million from the same period last year.  These reduced sales were caused by a sharp decline in customer demand from two of our three largest customers compared to a year ago.  In addition, phase out of sales from two customers, who we engaged with in 2007 and whose expectations and business management systems did not align well with Winland’s caused sales to drop $0.7 million compared to the same period one year ago.

EMS net sales for the six months ended June 30, 2008 were $12.1 million down $3.7 million from the same period last year.  Of this decrease, $2.5 million is due to decreased customer demand from two of our three largest customers compared to a year ago.  In addition, phase out of sales from two customers, who we engaged with in 2007 and whose expectations and business management systems did not align well with Winland’s caused sales to drop $1.8 million compared to the same six month period of 2007.  These sales were offset in part by increased sales to existing customers and sales to new customers compared to the same period last year.

Operating Income

Operating income for the three months ended June 30, 2008 increased $33,000 to $40,000 or 472% from the operating income reported a year ago.  Gross margins rose from 2.5% in 2007 to 3.7% for the three months ended June 30, 2008 due to reductions in warranty and obsolete inventory expenses offset in part by increased material costs.

Operating income for the six months ended June 30, 2008 of $81,000 was down 74%, or $232,000 from the operating income reported a year ago primarily due to decreased sales.  Gross margins fell from 4.0% in 2007 to 3.5% for the six months ended June 30, 2008 due to under utilized fixed manufacturing costs.

Proprietary Products

Net Sales

Proprietary Products net sales were $900,000 and $1,758,000 for the three and six months ended June 30, 2008, respectively, up $105,000 and $215,000, respectively, compared to a year ago.  Sales to our largest distributor were up $90,000 and $100,000, respectively for the three and six months ended June 30, 2008 when compared to the same periods in 2007.

Operating Income

For the three months ended June 30, 2008, operating income dropped $98,000 to a loss in the period of $81,000.  Gross margins declined from 49% in 2007 to 42% in 2008 due to higher manufacturing costs.  In addition, increased salaries expense and travel related expenses contributed to the reduction in operating income.

For the six months ended June 30, 2008, operating income dropped $73,000 to a loss of $74,000 compared to a year ago.  Increased manufacturing costs caused gross margins to fall from 49% in 2007 to 40% in 2008.  Additionally, operating income was reduced by increased salaries expense, travel related expenses and advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $953,000 for the six months ended June 30, 2008 compared to cash provided by operating activities of $796,000 for the six months ended June 30, 2007.  The net loss was a driving factor in the use of cash for the six month period ended June 30, 2008 with changes in working capital of $477,000 offset by $408,000 of depreciation expense for the period.  For the six months ended June 30, 2007, cash provided by changes in working capital of $991,000 and depreciation expense of $444,000 was partially offset by the net loss of $757,000 for the period.  Cash used in investing activities was used to acquire capital equipment of $111,000 and $235,000 for the six months ended June 30, 2008 and 2007, respectively.  Cash used in financing activities for the payment of long term debt was $283,000 for the six months ended June 30, 2008 compared to $323,000 for the same period in 2007.  For the six months ended June 30, 2008, cash was provided by borrowing against the revolving line of credit in the amount of $175,000 compared to cash used of $45,000 to pay down the line of credit during the same period in 2007.

The current ratio was 2.8 to 1 at June 30, 2008 and 3.1 to 1 at December 31, 2007.  Working capital equaled $5.8 million at June 30, 2008 and $7.0 million at December 31, 2007.  The Company had $175,000 outstanding on its revolving line-of-credit as of June 30, 2008 with no balance outstanding as of December 31, 2007.  At June 30, 2008, $3,100,000 was available for borrowings under the revolving line-of-credit agreement which expires June 30, 2009, if not renewed.

We believe that our cash balance, funds available under the line of credit agreement, if renewed, and anticipated cash flows from operations will be adequate to fund our cash requirements for at least the next twelve months.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  Winland’s forward-looking statements generally relate to its purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales levels, sales efforts and sufficiency of capital.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below.  Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements.  As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

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

None.

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

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 6, 2008.  Proxies for the annual meeting were solicited pursuant Regulation 14A under the Securities and Exchange Act of 1394. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all nominees were elected.

Proposal 1 to set the number of directors at five:  A total of 3,116,343 shares were voted in favor, 63,907 shares against and 10,341 shares abstained.

Proposal 2 for the election of directors:

	Number of votes
Nominee	For	Withheld
Thomas J. de Petra	2,891,166	299,425
Lorin E. Krueger	3,104,779	85,812
Richard T. Speckmann	2,888,707	301,884
Thomas J. Goodmanson	2,891,166	299,425
Thomas J. Brady	3,102,822	87,769

Proposal 3 to approve the increase in the number of shares available under the 1997 ESPP:  A total of 1,149,954 shares were in favor, 185,759 shares against and 9,744 shares abstained.

Proposal 4 to approve the 2008 Equity Incentive Plan:  A total of 1,134,867 shares were in favor, 191,765 shares against and 18,825 shares abstained.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Date: August 12, 2008	By:	/s/ Thomas J. de Petra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn A. Kermes
Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended June 30, 2008	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002