Form 10-Q
period 2008-09-30
WINLAND ELECTRONICS INC
filed 2008-11-12
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	September 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,656,668 shares of Common Stock, $.01 par value, outstanding as of November 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash	$537	$1,152
Accounts receivable, less allowance for doubtful accounts of $25	3,837	3,436
Refundable income taxes	651	389
Inventories	4,715	4,708
Prepaid expenses and other assets	333	253
Deferred income taxes	-	400
Total current assets	10,073	10,338

Property and equipment at cost	11,931	11,827
Less accumulated depreciation	(6,996)	(6,410)
Net property and equipment	4,935	5,417
Total assets	$15,008	$15,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Revolving line of credit	$55	$-
Current maturities of long-term debt	417	512
Accounts payable	2,633	1,729
Accrued expenses:
Compensation	537	733
Allowance for rework and warranty costs	150	160
Other	192	219
Total current liabilities	3,984	3,353

Long Term Liabilities
Long-term debt, less current maturities	1,169	1,471
Deferred income taxes	-	282
Deferred revenue	132	138
Other long term tax liabilities	146	129
Total long-term liabilities	1,447	2,020

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,656,668 and 3,640,741 shares as of September 30, 2008 and December 31, 2007, respectively.	37	36
Additional paid-in capital	4,912	4,691
Retained earnings	4,628	5,655
Total stockholders' equity	9,577	10,382
Total liabilities and stockholders' equity	$15,008	$15,755

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$7,003	$9,855	$20,901	$27,254
Cost of sales	5,883	8,222	18,487	24,141
Gross profit	1,120	1,633	2,414	3,113

Operating expenses
General and administrative	576	549	1,769	1,896
Sales and marketing	300	260	993	791
Research and development	137	221	731	857
Total operating expenses	1,013	1,030	3,493	3,544

Operating income (loss)	107	603	(1,079)	(431)

Other income (expense)
Interest expense	(34)	(53)	(98)	(226)
Other income, net	12	25	22	40
Total other income (expense)	(22)	(28)	(76)	(186)

Income (loss) before income taxes	85	575	(1,155)	(617)

Income tax benefit (expense)	33	(88)	128	347
Net income (loss)	$118	$487	$(1,027)	$(270)

Earnings (loss) per common share:
Basic	$0.03	$0.13	$(0.28)	$(0.07)
Diluted	$0.03	$0.13	$(0.28)	$(0.07)

Weighted-average number of common shares outstanding:
Basic	3,656,668	3,622,811	3,647,309	3,608,086
Diluted	3,656,668	3,642,825	3,647,309	3,608,086

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,027)	$(270)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Non-cash stock based compensation	202	148
Depreciation and amortization	611	662
Consulting expense, non-cash warrant expense	-	22
Deferred tax assets	118	(18)
Changes in assets and liabilities:
Accounts receivable	(401)	502
Refundable income taxes	(262)	(204)
Inventories	(7)	2,584
Prepaid expenses	(80)	(33)
Accounts payable	904	(606)
Accrued expenses, including deferred revenue and
other long term tax liabilities	(224)	(145)
Net cash provided by (used in) operating activities	(166)	2,642

Cash Flows From Investing Activities
Purchases of property and equipment	(130)	(220)
Proceeds from sale of property and equipment	-	4
Net cash used in investing activities	(130)	(216)

Cash flows From Financing Activities
Net borrowings (payments) on revolving line of credit	55	(1,924)
Payments on long-term borrowings, including capital
lease obligations	(397)	(486)
Proceeds from issuance of common stock	20	40
Net cash used in financing activities	(322)	(2,370)

Net increase (decrease) in cash	(618)	56

Cash
Beginning of period	1,152	51
Ending of period	$534	$107

Supplemental information
Cash payments for:
Interest	$98	$234
Acquisition of property under capital leases	$-	$252

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

Reclassifications:  Certain income statement amounts for the three and nine months ended September 30, 2007 have been reclassified to be consistent with the classifications adopted for the same period ended September 30, 2008 with no impact to neither operating nor net income.

Note 2.  Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on profit and loss from operations.

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

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended September 30, 2008
Net sales	$6,051	$952	$-	$7,003
Operating income (loss)	553	130	(576)	107

Three months ended September 30, 2007
Net sales	$9,084	$771	$-	$9,855
Operating income (loss)	1,045	107	(549)	603

Nine months ended September 30, 2008
Net sales	$18,191	$2,710	$-	$20,901
Operating income (loss)	630	60	(1,769)	(1,079)

Nine months ended September 30, 2007
Net sales	$24,941	$2,313	$-	$27,254
Operating income (loss)	1,326	138	(1,895)	(431)

Note 3.  Major Customers

The Company has customers that accounted for 10 percent (10%) or more of net sales for the three and nine months ended September 30, 2008 and 2007 as follows:
	For the Three Months Ended September 30,
Sales percentage:	2008	2007
Customer A	34%	25%
Customer B	17%	18%
Customer C	8%	17%
Customer D	0%	10%

	For the Nine Months Ended September 30,
Sales percentage:	2008	2007
Customer A	33%	21%
Customer B	17%	20%
Customer C	11%	17%
Customer D	1%	10%

The Company had net receivables (as a percentage of total receivables) from the above customers at September 30, 2008 and 2007 as follows:

Accounts receivable percentage:	2008	2007
Customer A	34%	32%
Customer B	16%	11%
Customer C	10%	17%
Customer D	0%	14%

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 4.  Earnings (Loss) per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three months ended September 30, 2008 and 2007, the income per basic and diluted share was $0.03 based on 3.7 million shares and $0.13 based on 3.6 million shares, respectively.  There were no diluted shares for the three months ended September 30, 2008 due to all outstanding options being out-of-the-money.  For the nine months ended September 30, 2008 and 2007, the loss per basic and diluted share was $0.28 and $0.07, respectively based on 3.6 million shares.  The diluted share calculation excluded 1,300 and 37,400 weighted average shares in the nine months ended September 30, 2008 and 2007, respectively due to the net loss.

Note 5.  Inventories

The component of inventories at September 30, 2008 and December 31, 2007, were as follows:

($ in thousands)	September 30, 2008	December 31, 2007
Raw materials	$3,419	$3,467
Work in progress	470	293
Finished goods	826	948
Total	$4,715	$4,708

Note 6. Allowance for Obsolete Inventory

The Company makes provisions for slow moving, estimated excess and obsolete inventory based on historical experience, an analysis of the existing inventory and specific identification of obsolete inventory.  In addition, the Company has developed procedures that will provide for estimated excess, slow moving and obsolete inventory reserves based on monthly reviews for our customers’ inventory quantities on hand and on order in conjunction with the latest forecasts of product demand and production requirements from these customers.  Inventory not specific to a customer is evaluated at least annually.  Write offs for the nine months ended September 30, 2008 and 2007 were $205,000 and $717,000, respectively.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $398,000 at September 30, 2008 and $460,000 at December 31, 2007.

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

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 7. Allowance for Rework and Warranty Costs (Continued)

Changes in the Company’s warranty liability are approximately as follows:
	For the Three Months Ended September 30,
($ in thousands)	2008	2007
Balance, Beginning	$175	$191
Accruals for products sold	23	160
Expensing of specific warranty items	(48)	(111)
Balance, Ending	$150	$240

	For the Nine Months Ended September 30,
	2008	2007
Balance, Beginning	$160	$126
Accruals for products sold	263	570
Expensing of specific warranty items	(273)	(456)
Balance, Ending	$150	$240

Note 8. Stock-Based Awards

For the nine months ended September 30, 2008, the Company granted 209,500 options which had weighted average grant date fair values of $1.85 compared to grants of 93,000 options having weighted average grant date fair values of $3.27 during the same period a year ago.  For the nine months ended September 30, 2008, optionees exercised 8,800 option shares at price of $1.27 compared to 38,840 option shares having weighted average price of $1.29 exercised during the same period a year ago.  For the nine months ended September 30, 2008, 104,000 shares were forfeited at a weighted average grant fair value of $3.06.  For the nine months ended September 30, 2007, 28,100 shares were forfeited at a weighted average grant fair value of $2.97.

Compensation expense associated with stock based compensation plans was $58,000 and $34,000 for the three month periods ended September 30, 2008 and 2007, respectively.  For the nine month periods ended September 30, 2008 and 2007, compensation expense associated with stock based compensation plans was $202,000 and $170,000, respectively.

At September 30, 2008, there was $323,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

Note 9. Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  Winland records a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. During the quarter ended September 30, 2008, the Company reduced its tax valuation allowance related to our deferred tax assets by $43,000. The tax effect of the Company’s valuation allowance expected to be necessary as of year end for deferred tax assets is included in the annual effective tax rate.  As of September 30, 2008 and 2007, the Company calculated its estimated annualized effective tax rate at 21% and 56%, respectively.  The Company recognized an income tax benefit of $128,000 (net of the valuation allowance) based on its $1,155,000 pre-tax loss for the nine months ended September 30, 2008 compared to an income tax benefit of $347,000 based on its $617,000 pre-tax loss for the nine months ended September 30, 2007.

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

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 9. Income Taxes (Continued)

The Company had $129,000 of unrecognized tax benefits for the year ended December 31, 2007 relating to tax positions taken in 2007.  During the three months ended September 30, 2008, the Company recorded an additional $17,000 of unrecognized tax benefits relating to tax positions taken in 2008.

The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FIN 48, Accounting for Uncertainty in Income Taxes.

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of September 30, 2008 and 2007, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

The Company files income tax returns in the U.S. federal and state jurisdictions.  The Company is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2007 tax years and the State of Minnesota for its 2003 through 2006 tax years.  The IRS is conducting a Limited Issue Focused Examination related strictly to the research and development credits the Company filed for via amended returns.  The Company has not recorded any material adjustment in the liability for unrecognized income tax benefits related to these audits.  The years 2004 through 2007 remain open for examination by other state agencies.

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

EXECUTIVE SUMMARY

Organizational Realignment

As previously reported, during the first and second quarters of 2008, we initiated an organizational realignment of our manufacturing, operations and materials groups, and launched change initiatives to enhance program management, information systems, documentation, New Product Introduction (NPI), quotation and inventory management. This realignment included new employees with extensive experience in the EMS industry, who were charged with establishing operational practices and processes which could support a high growth business model combining organic growth and growth by future acquisitions. By reducing variations in our manufacturing processes, we have further improved quality and on-time delivery for our customers. As a result, gross margin performance has also improved from 9.8% for the second quarter this year to 16.0% in the third quarter. Although gross margins historically fluctuate based on product and customer mix, we believe the methodology and business practices implemented earlier in the year will have a favorable impact on our performance and our objective to achieve class-leading EMS industry status.

Sales Efforts

We continue our efforts to expand and further diversify our EMS customer portfolio which currently includes products in the transportation, industrial, instrumentation, medical, telecom and consumer market sectors.  By targeting customers across multiple market and product categories where we believe our value proposition and capability best aligns with prospective customers’ needs, we intend to help mitigate the risk of customer or industry concentration.

As announced on September 9, 2008, Winland hired a new Director of Sales with over 25 years of experience in the EMS industry. He is well into the process of transforming Winland’s sales practices to accommodate our growth strategy.

Winland’s order backlog remains strong.  As of September 30, 2008, our OEM customers have given us purchase orders with an aggregate value of $16.1 million for delivery during the remainder of 2008 and early 2009.  For comparative purposes, we had purchase orders with an aggregate value of $15.1 million as of June 30, 2008, $11.4 million as of March 31, 2008, $17.4 million as of December 31, 2007 and $17.0 million as of September 30, 2007.  The current backlog helps validate the strategic direction we have taken during the last several quarters, as well as the value proposition we offer our customers.

Our design engineering capability continues to be a significant differentiator from EMS providers similar in size to Winland, and helps customers lower costs and mitigate the risk of manufacturing new products by tightly integrating design engineering, prototyping, test engineering and the manufacturing process.   During the third quarter, we completed a major engineering design project for a new customer, and have transitioned that product into manufacturing.  Subsequently, the customer engaged our design engineering department for a second design project that is slated to commence manufacturing in the first quarter of 2009.  In addition, we have three other engineering design customers whose projects are expected to transition to Winland manufacturing.

Our focus is to work with all of our OEM customers in order to meet the requirements of their product(s) and lifecycles by using our manufacturing and design engineering services.  Historically, the Company receives additional build-to-order and recurring blanket orders from its current OEM customers for future production and engineering services.  The value and timing of these purchase orders can vary during the year due to the volume and type of project needs of the customer.

A Decrease in Sales

Positive impact of recent new customer relationships and design engineering projects are being offset by the combined effect of declines from two of our three largest customers during the first three quarters of 2008 totaling $4.1 million, and the lack of approximately $3.3 million of sales which occurred in 2007 from two customers whose expectations and business management systems did not align well with Winland’s value proposition.

Current Economic Climate

Winland’s balance sheet, income statement and cash flow statement improvements during the last quarter all reflect our efforts to build resilience and flexibility during a highly unstable economic period. As previously stated, certain customers’ business is sharply down, while orders for engineering design and manufacturing services from other customers show sales increases and future prospects for growth. We will continue our efforts to preserve credit capacity for growth initiatives and customer acquisition, while improving cash through cost savings and better operational metrics.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2008 vs.
Three months and nine months ended September 30, 2007

The Company reported net income of $118,000 or $0.03 per basic and diluted share for the three months ended September 30, 2008 compared to net income of $487,000 or $0.13 per basic and diluted share for the same period in 2007.  The Company reported a net loss of $1.0 million or $0.28 per basic and diluted share for the nine months ended September 30, 2008 compared to the $0.3 million net loss or $0.07 per basic and diluted share for the same period in 2007.  The loss was driven by a $6.4 million decrease in net sales compared to a year ago.  Under utilization of manufacturing fixed costs due to lower sales was the primary reason for the year to date loss.

Net Sales

Net sales for the three months ended September 30, 2008 were $7.0 million, down $2.9 million or 29% compared to the same period in 2007.  EMS net sales declined $3.0 million compared to last year’s $9.1 million, a 33% drop.  Reduced sales of $1.6 million were caused by continued declines in customer demand from two of our three largest customers compared to a year ago.  In addition, phase out of sales from two customers caused sales to decline $1.5 million compared to the same period one year ago.  Proprietary Products net sales rose 23% to $1.0 million, a $0.2 million increase compared to a year ago.

Net sales for the nine months ended September 30, 2008 were $20.9 million down $6.4 million or 23% compared to the same period in 2007.  EMS net sales declined 27%, or $6.8 million to $18.2 million during the nine months ended September 30, 2008 compared to a year ago.  Of this decrease, $4.1 million is due to decreased customer demand from two of our three largest customers compared to a year ago.  In addition, phase out of sales from two customers caused sales to decline $3.3 million compared to the same nine month period of 2007.  These sales were offset in part by increased sales to our largest customer and sales to new customers compared to the same period last year.  Proprietary Products net sales rose 17% to $2.7 million, a $0.4 million increase compared to a year ago.  Sales to our largest distributor were up $119,000 and $339,000, respectively for the three and nine months ended September 30, 2008 when compared to the same periods in 2007.

Operating Income

The Company reported operating income of $107,000 and $603,000 for the three months ended September 30, 2008 and 2007, respectively.  Gross margins decreased 0.6% to 16.0% for the three months ended September 30, 2008 compared to the same period in 2007.  The Company’s EMS segment operating income decreased $492,000 or 47% to $553,000 for the three months ended September 30, 2008 compared to operating income reported a year ago.  EMS gross margins declined 2.1% from 13.4% in 2007 to 11.3% for the three months ended September 30, 2008 due to increased material costs and under utilization of manufacturing fixed costs.  Operating expenses were reduced $41,000 primarily due to the vacancy of the Company’s Senior Vice President of Sales and Marketing.  The Company’s Proprietary Products segment operating income increased $23,000 or 21.5% to $130,000 for the three months ended September 30, 2008.  Increased sales contributed consistent gross margin dollars as the overall percentage dropped 10.5% to 39.8% in 2008 due to higher manufacturing costs.  In addition, increased salaries expense and travel related expenses were more than offset by reductions in new product development costs allowing the small increase to operating income.

The Company reported an operating loss of $1,079,000 and $431,000 for the nine months ended September 30, 2008 and 2007, respectively.  Gross margin percentages of 11.6% for the nine months ended September 30, 2008 were consistent with those reported during the same period in 2007.  The Company’s EMS segment operating income was down $696,000 or 53% to $630,000 for the nine months ended September 30, 2008 compared to operating income reported a year ago primarily due to decreased sales.  EMS gross margins fell from 7.3% in 2007 to 6.1% for the nine months ended September 30, 2008 due to under utilized fixed manufacturing costs and increased material costs offset by reduced warranty and obsolete inventory expenses.  Operating expenses were reduced $21,000 primarily due to decreased professional fees.  The Company’s Proprietary Products segment operating income decreased $78,000 for the nine months ended September 30, 2008, to $60,000 compared to a year ago.  Increased manufacturing costs caused gross margins to fall from 51% in 2007 to 40% in 2008.  Additionally, operating income was reduced by increased salaries expense, travel related expenses and advertising expenses offset by reduced new product development expenses.

For the three months ended September 30, 2008, General and Administrative expenses increased $27,000 due to the recognition and payment of business and opportunity taxes, penalties and interest to the State of Washington for tax years 2005 through June 30, 2008.  These expenses were offset by reductions in bad debts and tax preparation fees compared to the same period a year ago.  For the nine months ended September 30, 2008, General and Administrative expenses decreased $126,000 due to reduced bad debt expense, consulting expense and travel related expenses partially offset by increased legal and tax preparation fees and business and opportunity tax expenses noted above.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income.  Interest expense for the three and nine months ended September 30, 2008 was $34,000 and $98,000, respectively, compared to $53,000 and $226,000, respectively, during the same period a year ago.  The Company had $55,000 outstanding on its revolving line-of-credit as of September 30, 2008 with no outstanding balance at September 30, 2007.

Income Tax

As discussed in Note 9 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 21% and 56% for the nine months ended September 30, 2008 and 2007, respectively.  For the three months ended September 30, 2008, the Company recognized an income tax benefit of $33,000, primarily the result of the change in valuation allowance on its net deferred tax assets.  We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $166,000 for the nine months ended September 30, 2008 compared to cash provided by operating activities of $2,642,000 for the nine months ended September 30, 2007.  The net loss was a driving factor in the use of cash for the nine month period ended September 30, 2008 offset by $611,000 of depreciation expense and $202,000 of non-cash stock based compensation for the period.  For the nine months ended September 30, 2007, cash provided by changes in working capital of $2,098,000 and depreciation expense of $662,000 was partially offset by the net loss of $270,000 for the period.  Cash used in investing activities was used to acquire capital equipment of $130,000 and $220,000 for the nine months ended September 30, 2008 and 2007, respectively.  Cash used in financing activities for the payment of long term debt was $397,000 for the nine months ended September 30, 2008 compared to $486,000 for the same period in 2007.  For the nine months ended September 30, 2008, cash was provided by borrowing against the revolving line of credit in the amount of $55,000 compared to cash used of $1,924,000 to pay down the line of credit during the same period in 2007.

The current ratio was 2.5 to 1 at September 30, 2008 and 3.1 to 1 at December 31, 2007.  Working capital was $6.1 million at September 30, 2008 and $7.0 million at December 31, 2007.  The Company had $55,000 outstanding on its revolving line-of-credit as of September 30, 2008.  At September 30, 2008, $3,500,000 was available for borrowings under the revolving line-of-credit agreement which expires June 30, 2009, if not renewed.  Subsequently, Amendment No. 12 to the Credit Agreement was executed on October 27, 2008 to reduce the inventory eligible to borrow against from $2,500,000 to $1,000,000, in addition to reducing the minimum tangible net worth from $9,250,000 to $8,500,000.  If this amendment had been in place as of September 30, 2008, the amount available for borrowing under the revolving line-of-credit agreement would have been $2,400,000.  Amendment No. 12 is incorporated into this Form 10-Q as Exhibit 10.1.

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

Changes in Internal Control.

None.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global capital markets), increases in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company. The inability of current and/or potential customers to pay the Company for its products may adversely affect the Company’s earnings and cash flow.  Additionally, if the Company is not successful in securing financing, when and as needed, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet our customer’s requirements.  If economic conditions in the United States and other key parts of the world deteriorate further or do not show improvement, the Company may experience material adverse impacts to its business and operating results.

Please refer to additional risk factors as previously disclosed in our report on Form 10-K for fiscal year ended December 31, 2007, as amended.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

On October 27, 2008, the Company entered into Amendment No. 12 to the Credit and Security Agreement with M&I Marshall & Ilsley Bank.  The agreement reduces the Borrowing Base inventory cap from $2,250,000 to $1,000,000 in addition to reducing the Minimum Tangible Net Worth from $9,250,000 to $8,500,000.  The Amendment No. 12 is filed as Exhibit 10.1 to this Form 10-Q and is incorporated by reference herein as appropriate.

ITEM 6.                      EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: November 12, 2008	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer

/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended September 30, 2008	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

10.1	Amendment No.12 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated October 27, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002