Form 10-K
period 2008-12-31
WINLAND ELECTRONICS INC
filed 2009-03-17
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2008 was approximately $5,109,544 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,669,148 shares of Common Stock, $.01 par value, outstanding as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1.                       DESCRIPTION OF BUSINESS

General

Winland Electronics, Inc. (“Winland” or the “Company”) was incorporated as a Minnesota corporation in October 1972.  Winland designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization.  Revenues from OEM customers provided 88.2% of Winland’s total revenue in 2008.  Winland continues to maintain a presence in the security/industrial markets with the sales of its own line of proprietary environmental security/industrial products, which accounted for 11.8% of Winland’s total revenue in 2008.

Segments

Winland designs, produces and distributes products in two segments defined as “Electronic Manufacturing Services (“EMS”) for OEM Customers” and “Proprietary Products,” primarily for the security/industrial markets.

Winland’s EMS segment consists of the design and manufacture of printed circuit board assemblies and higher level products sold mainly to OEM customers.  Winland offers complete solutions to OEM customer needs by providing value-added services that complement its contract manufacturing capabilities.  This is part of a “concept to product realization” strategy, the elements of which may include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, repair service, and legacy support.  These services differentiate Winland from many of its competitors and are intended to increase customer satisfaction, confidence, and loyalty.  Winland views EMS customers as strategic partners and works to provide these partners with high level customer care and technical services.

Winland’s Proprietary segment represents an established family of environmental security and industrial products that can monitor critical environments including simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

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

Distribution

Winland markets its design and manufacturing services to prospective OEM customers primarily through direct sales and marketing efforts to promote its services and uncover new opportunities.  Winland’s management believes that its direct sales force effectively provides Winland an opportunity to gain market share in targeted market segments within the EMS industry.  One of Winland’s key marketing and growth objectives is to form long-term business partnerships with prospective OEM customers by working directly with the customer to provide design and manufacturing value propositions and fulfillment strategies that align with the customer’s products and business models, thereby creating a degree of technological interdependence between Winland and its customer. With this in mind, Winland has worked to identify new OEM customers that need a broad range of EMS services in addition to their manufacturing needs.  Winland plans to achieve continued growth in EMS sales by providing its OEM customers a strong value proposition, with a customer intimate strategy that is centered in exceptional service, application specific technical expertise, exceptional quality and a strategic business model alignment.

Winland markets its proprietary products through dealers and wholesalers, in-house direct marketing and sales efforts, instrumentation catalogs, and national and regional trade expositions.  Currently, Winland sells its environmental security/industrial products through a distribution network predominantly located in the United States as well as in Canada, Mexico, and Europe.  Winland continues to explore opportunities to expand into additional markets with its proprietary product lines, as well as designing new products.

Competition

Winland’s business includes the design and manufacture of custom electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. The competition for the contract design and manufacturing services Winland offers is very competitive, both domestically and internationally.  To enhance its ability to compete effectively, Winland continues to invest in the development of its work force and technically advanced design, production and test equipment.  Winland distinguishes itself from many of its competitors by offering full service strategic fulfillment solutions to its contract design and manufacturing customers.

Significant competitive factors in this market include development and design expertise, quality of manufacturing, price, capacity, strategic alignment and company reputation.  Winland believes that it performs favorably with respect to these competitive factors in the markets it serves.  Winland’s competitors with operations in Asia can offer more aggressive pricing, and have greater capacity, than it does.  Competition among the security/industrial products has increased in the last several years as additional companies have introduced competing products.

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

Source of Raw Materials

Raw material components and some subassemblies are purchased from outside vendors, monitored through a vendor qualification process and inspected in accordance with Winland’s inspection policies before being incorporated into products.   Certain purchased components and subassemblies are manufactured to design specifications furnished by Winland, while others are standard off-the-shelf items.  Winland utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications.  However, alternative sources are available should our existing source be unable to perform.  In addition to manufacturing its own products, Winland has contracted with companies to provide both finished goods assemblies and component assemblies designed to their specifications.

Significant Customers

Winland has worked to develop long-term, mutually beneficial relationships with its OEM customers.  Due to the nature of Winland’s contract manufacturing relationships, there is a significant degree of dependence between these customers and Winland.  Net sales to XATA Corporation (XATA) were $9.5 million, or 33.2% of total net sales in 2008 and $6.7 million, or 19.2% of total net sales in 2007.  XATA is a Minnesota based onboard fleet management solutions provider for the trucking industry.  Net sales to Select Comfort Corporation (Select) were $4.5 million, or 15.9% of total net sales in 2008 and $6.9 million, or 20.0% of total net sales in 2007.  Select Comfort is a Minnesota based air-sleep system manufacturer in the bedding industry.  Net sales for Fluke Corporation (Fluke) were $3.2 million, or 11.0% of total net sales in 2008 and $6.4 million, or 18.5% of total net sales in 2007.  Fluke is a global leader in the manufacture of compact, professional electronic test tools, and is based in Washington.  No other customer equaled or exceeded 10% of net sales for 2008 or 2007.

During the fourth quarter of 2008, Select notified Winland of its intentions to let the Master Supply Agreement between the companies expire on March 20, 2009.  Select indicated it would be transitioning back to a single source supplier other than Winland for its electronic assemblies.  After initial transition discussions, Winland proposed an accelerated plan with Select and its single source supplier to sell raw and finished goods inventory specific to Select, to the new supplier by the end of February 2009.  The plan reduces Winland’s costs associated with Select transitioning to a single source supplier as well as mitigates the risk of supply chain interruptions for Select during what could have been a lengthy transition.  As of December 31, 2008, Winland reduced its inventory values for raw and finished goods specific to Select by $134,000.

In 2008, approximately 48.8%, or $1.6 million of all of the Company’s proprietary products sales were to one of the world’s largest security products distributors, up from 43.4%, or $1.3 million in 2007.

Winland derived less than 1% of its revenues from sales outside the United States for the years ended December 31, 2008 and 2007.

Patents, Trademarks and Licenses

Winland holds federal trademark registrations for marks used in its business as follows:  WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY and ENVIROALERT.

Research and Development

Throughout 2008, Winland worked to provide complete product realization services to its OEM customers for design of industrial and medical products to be manufactured by Winland.  Winland’s product realization services include: product requirements specification; analog and digital circuit design, low power radio frequency design; embedded software design; mechanical design, 3D modeling, and custom enclosure design; printed circuit board design, rapid prototyping, production test equipment development, design for testability and design for manufacturability. Winland believes that with its internal engineering capability and approved outside engineering consultants it will be able to meet the current needs of its customer base.  OEM customer R&D programs generated $1,041,000 of net sales in 2008 compared to $714,000 of net sales in 2007.  In addition, Winland spent $309,000 in 2008 developing or improving its proprietary products compared to $765,000 in 2007.  This decrease in R&D was related to the completion of a new product release in early 2008.

Personnel

At December 31, 2008, Winland had 122 employees (106 full time and 16 part time).  During 2008 and 2007, Winland also used temporary labor services during peak production times.  Winland is not subject to a collective bargaining agreement and considers its relations with its employees to be good.

ITEM 1A.                     RISK FACTORS

Based on current and known information, Winland believes that the following identifies the most significant risk factors that could affect its business. However, the risks and uncertainties Winland faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that Winland currently believes to be immaterial, that could have material adverse effects on Winland’s financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

You should consider the following risk factors, in addition to other information presented or incorporated by reference into this Annual Report on Form 10-K in evaluating our business and your investment in us.

Winland is dependent on a small number of customers.

Winland’s Electronic Manufacturing Services (EMS) product sales are dependent on a small number of original equipment manufacturer (OEM) customers with the top two customers together representing 44% of total Company sales. Accordingly, Winland is dependent on the continued growth, viability and financial stability of its largest customers, which consist of original equipment manufacturers of fleet management global positioning systems (GPS) and test and precise measurement equipment.  Winland generally does not obtain firm, long-term purchase commitments from its customers, and has often experienced reduced lead times in customer orders. Customers may cancel their orders, change production quantities, and delay production for a number of reasons. Uncertain economic conditions have resulted, and may continue to result, in some of Winland’s customers delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may continue to harm, Winland’s results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of its expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

Winland is subject to intense competition in the EMS industry.

Winland competes against many providers of electronics manufacturing services. Certain competitors have substantially greater resources and geographically diversified United States and international operations.  Winland may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures and enhanced volume supplier purchasing capability.  Accordingly, to compete effectively, Winland must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’ design and schedule changes and deliver products on a reliable basis at competitive prices. Customers may cancel their orders, change production quantities or delay production. Start-up costs and inefficiencies related to new or transferred programs can adversely affect operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.

Winland’s operating results may vary significantly from period to period.

Winland experiences fluctuations in its operating results. Some of the principal factors that contribute to these fluctuations are: Winland’s effectiveness in managing manufacturing processes, costs and availability of components so that components are available when needed for production, while mitigating risks of purchasing inventory in excess of immediate production needs; the degree to which Winland is able to utilize its available manufacturing capacity; changes in the cost and availability of components, which often occur in the electronics manufacturing industry and which affect Winland and its ability to meet delivery schedules; and changes in demand for Winland’s products.  Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

Winland’s operating results, financial condition and cash flows may be adversely impacted by the affect the current global economic crisis has on its customers.

The current economic crisis has severely impacted banks and other lenders, limiting the ability of many businesses to the access of credit markets.  Winland’s customers may choose to delay or postpone purchases of products from Winland until the economy and their businesses strengthen and this may affect its operating results, financial condition and delay and lengthen sales cycles.  Winland cannot predict the timing, strength or duration of the recession.  A prolonged recession or further decline in the global economy could have a material adverse affect on Winland’s results of operations and financial condition.

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

The general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected businesses access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States continue or become worse, Winland’s cost of debt and equity capital and the access to capital markets could be adversely affected.  Although Winland currently has access to $3,214,000, pursuant to its line of credit agreement with M&I Bank, this line of credit expires in June 2009.  Although M&I has granted one year extensions on the line of credit on identical terms in the past, there can be no assurance that M&I will do so in the future, and if it does grant extensions, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to Winland.

Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations.

Winland requires effective internal control over financial reporting in order to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurances with respect to the preparation and fair presentation of financial statements.

ITEM 1B.                     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                       DESCRIPTION OF PROPERTY

Winland owns its office and manufacturing facility located in Mankato, Minnesota.  The 58,000 square foot building consists of 32,500 square feet of manufacturing space, 10,000 square feet of warehouse space and 15,500 square feet of office space, and, all of which is used by Winland.   Management believes the current facility adequately supports its current and near future operations.  Management carries insurance on its property and believes it is adequately covered.  The office and manufacturing facility has a gross book value of $3,050,000 and is subject to a mortgage with an aggregate debt of $649,000 as of December 31, 2008.

ITEM 3.                       LEGAL PROCEEDINGS

 None.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position

Thomas J. de Petra	62	President and Chief Executive Officer

Glenn A. Kermes	48	Executive Vice President and Chief Financial Officer

Warren E. Mitchell	48	Vice President of Operations and Supply Chain

David A. Kuklinski	47	Vice President of Sales and Marketing

Gregory W. Burneske	47	Vice President of Engineering

Thomas J. de Petra was appointed CEO and President on May 6, 2008, and has been a Director of the Company since 1994. He is the founder and president of Vantage Advisory Services LLC, providing management consulting and business advisory services. While serving as a self-employed management consultant during the past 12 years, Mr. de Petra has served in various interim executive officer roles. He also served as Chief Executive Officer of Nortech Forest Technologies, Inc., a publicly traded company, from February 1996 to June 1997.

Glenn A. Kermes has served as the Company’s Chief Financial Officer since October 2, 2006 and was promoted to Executive Vice President on January 9, 2009. Between September 2004 and June 2006, Mr. Kermes served as Vice President and Chief Financial Officer of Ross Manufacturing, a manufacturer of frozen dessert equipment in Escanaba, Michigan. From January 2004 to September 2004, Mr. Kermes served as the North American Controller for the Kendro Division of SPX Corporation, a publicly traded consumer goods company. Mr. Kermes served as Worldwide Operations Controller of the Hand Tools Division of Newell Rubbermaid, a publicly traded consumer goods company with manufacturing operations, from July 2002 to January 2004; and he served as Controller for Continental Teves, an automotive tier one supplier, from June 2000 to July 2002. Prior to June 2000, Mr. Kermes served in financial positions with various companies.

Warren E. Mitchell joined the Company in February 2008 as its Executive Supply Chain Leader and was promoted to Vice President of Operations and Supply Chain in June 2008.  From April 2005 to June 2007, Mr. Mitchell served as Head of Worldwide Supply Chain Management for HiRel Systems.  From March 2001 to April 2005, Mr. Mitchell served as Vice President Worldwide Supply Chain Management/Strategic Materials for Pemstar an EMS provider.  Prior to that, Mr. Mitchell held engineering and operational management positions at several large multi-national Electronic companies.

David A. Kuklinski joined the Company in September of 2008 as Director of Sales and Marketing and was promoted to Vice President of Sales and Marketing in December 2008.  From July 2007 to September 2008, Mr. Kuklinski served as Business Development Director for ATS Automation an industrial and medical repetitive equipment manufacturer.  From March 2005 to March 2006, Mr. Kuklinski served as Business Development Director for Solectron Corporation.  From May 2002 to December 2004, Mr. Kuklinski served as Business Development Director for Jabil Circuit, Inc. an EMS provider.  From August 1992 to May 2002, Mr. Kuklinski served as Business Development Director and various other positions for Benchmark Electronics Inc. an EMS provider.

Greg Burneske joined the Company in May of 2004 as the Director of Engineering Services and on January 3, 2006 was promoted to Vice President of Engineering. Prior to joining Winland, he was Manager of Analog and RF Systems Group with Plexus Corp., a top tier contract manufacturer with product development capability. During his tenure at Plexus, Mr. Burneske was responsible for managing new product development with an emphasis on wireless medical device development, as well as design process quality, operations and new business development efforts.  Mr. Burneske’s product development experience includes industrial, consumer, automotive, wireless and medical devices.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winland’s Common Stock is listed on the American Stock Exchange (“AMEX”) under the symbol WEX.  The following table sets forth the high and the low market closes, as reported by AMEX during 2008 and 2007.

Fiscal Year Ended December 31, 2008	Low	High

First Quarter	$1.95	$2.44
Second Quarter	$1.52	$2.08
Third Quarter	$0.89	$1.60
Fourth Quarter	$0.39	$0.95

Fiscal Year Ended December 31, 2007	Low	High

First Quarter	$3.30	$4.71
Second Quarter	$3.13	$3.71
Third Quarter	$2.00	$3.25
Fourth Quarter	$2.11	$2.83

On March 9, 2009, the fair market value of Winland’s Common Stock was $0.45 based on the closing sale price quoted by AMEX on that date.  As of December 31, 2008, Winland had approximately 389 registered shareholders of record.

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

ITEM 6:                      SELECTED FINANCIAL DATA

None.

ITEM 7:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE SUMMARY

Organizational Realignment

Following a January 2008 CEO transition; we initiated a significant organizational realignment of our manufacturing, operations and materials groups late in the first quarter. The objective of the realignment was to improve financial performance by reducing inefficiencies in manufacturing and operations, improving quality and on-time delivery to customers, enhancing customer retention and improving our customers’ overall experience with Winland. This realignment required building a more experienced, effective leadership team by attracting new talent with extensive experience in the EMS industry, better utilizing existing talent and providing the team with more timely and relevant data to monitor and manage the business. During the first half of 2008, our leadership team was tasked to establish “best in class” manufacturing and operations practices and processes that could support a high growth business model combining organic growth and future growth by acquisitions. The result was the first phase of change initiatives to enhance program management, information systems, documentation, new product introduction (NPI), quotation and inventory management. This organizational realignment was followed by the September 2008 hire of an experienced EMS sales professional, who was promoted to Vice President of Sales and Marketing in December 2008.

During the third and fourth quarters of 2008, we further expanded productivity and quality enhancement programs through the adoption of formal Lean/Six Sigma manufacturing and focused investment in employee development programs. All such programs are designed to reduce variations in our manufacturing processes and reduce or eliminate negative variances in the cost of labor and materials compared to estimated costs.

Evidence of Operational Improvements and Leadership Team Changes on Third and Fourth Quarter Financial Performance

Both long lead-times for the procurement of many electronic components, as well as the long sales cycles associated with OEM customers changing electronic supply chain partners can delay by many months the financial impact of operational improvement programs and leadership team changes.  However, improvement programs related to program management, quality and waste elimination that were initiated during the year enabled us to reduce warranty expense and obsolete inventory expense by nearly $1 million in 2008 compared to the previous year.  Overall operational improvements enabled us to maintain gross profit margin performance at a level state, despite a reduction of net sales of approximately $6 million from 2007.

Sales Efforts

Under the leadership of our new Vice President of Sales and Marketing, we continue our efforts to expand and further diversify our EMS customer portfolio which currently includes products in the transportation, industrial, instrumentation, medical, telecom and consumer market sectors.  We will continue to be proactive and strategic in understanding current and prospective customer’s business models, global design and manufacturing fulfillment needs and business drivers to improve the success of the customer with their respective product market share as well as strengthening our position with each customer and growth within targeted market segments.

Our design engineering capability continues to be a significant differentiator from EMS providers similar to our size, and helps customers lower costs and mitigate the risk of manufacturing new products by tightly integrating design engineering, prototyping, test engineering and the manufacturing process.   During 2008, we completed a major engineering design project for a new customer, and transitioned that product into manufacturing.  The customer engaged our design engineering department for a second design project that is slated to commence manufacturing in the first quarter of 2009.  In addition, we have three other engineering design customers whose projects are expected to transition to Winland manufacturing in 2009.

During the fourth quarter, we established new marketing programs for Winland’s proprietary products and realigned sales responsibilities for both domestic and international sales activities by creating separate eastern and western sales regions.  In addition, we hired an experienced eastern sales manager and, subsequent to year end, hired a second sales professional to manage the western region.

As of December 31, 2008, our OEM customers had placed purchase orders with an aggregate value of $12.6 million for delivery during 2009.  For comparative purposes, we had purchase orders with an aggregate value of $16.1 million as of September 30, 2008, $15.1 million as of June 30, 2008, $11.4 million as of March 31, 2008 and $17.4 million as of December 31, 2007.  Historically, we receive additional build-to-order and recurring blanket orders from our current OEM customers for future production and engineering services.  While the value and timing of purchase orders can vary during the year, our order backlog is down primarily due to Select Comfort’s expiring contract and timing of purchase orders received from another significant customer.

A Decrease in Sales

The positive impact of existing customer growth, new customer relationships and design engineering projects are being offset by the combined effect of declining orders from two of our three largest customers during 2008 totaling $5.6 million, and the lack of approximately $4.3 million of sales which occurred in 2007 from two customers whose expectations and business management systems did not align well with our value proposition.

RESULTS OF OPERATIONS – 2008 vs. 2007

The Company reported a net loss of $1,028,000 or $0.28 per basic and diluted share for the twelve months ended December 31, 2008 compared to the $263,000 net loss or $0.07 per basic and diluted share for the same period in 2007.  The increase in net loss was driven by a $6,081,000 decrease in net sales compared to a year ago.  Under utilization of manufacturing fixed costs due to lower sales was the primary reason for the increased loss.

Net Sales

Net sales for the twelve months ended December 31, 2008 were $28,665,000 down $6,081,000 or 22% compared to the same period in 2007.  EMS net sales declined 20%, or $6,289,000 to $25,295,000 during 2008, compared to a year ago.  Of this decrease, $5,648,000 is due to decreased customer demand from two of our three largest customers.  In addition, phase out of sales from two customers caused sales to decline $4,270,000 compared to the same period a year ago.  These reductions were offset in part by increased sales of $2,840,000 to our largest customer and sales to a new medical customer of $964,000.  Proprietary Products net sales rose 7% to $3,281,000, a $206,000 increase compared to a year ago.  Sales to our largest distributor were up $266,000 compared to 2007.

Operating Loss

The Company reported an operating loss of $1,017,000 and $620,000 for the years ended December 31, 2008 and 2007, respectively.  Gross margin percentage of 12.2% in 2008 was consistent with the 12.1% reported for 2007.  Year over year gross margin consistency was the result of significantly reduced warranty and obsolescence expenses of $909,000, reductions in wages and benefits of $130,000 and lower depreciation expenses of $66,000.  These reductions offset the under utilization of manufacturing fixed costs for 2008.

The Company’s EMS segment operating income was down $660,000 or 37.5% to $1,099,000 for 2008 compared to operating income reported a year ago primarily due to decreased sales and the underutilization of manufacturing fixed costs.  EMS gross margins were 7.3% and 7.8% for 2008 and 2007, respectively.  Included in the gross margin percentage of 7.3% are two specific charges totaling $379,000.  The first of these specific reserves relate to the valuation adjustment of $134,000 on inventory expected to be sold to Select Comfort’s single source supplier.  The other reserve relates to a customer who, due to a lack of payment history and future finished goods purchase orders, management determined the customer will not be able to honor its obligations to the Company.  As a result, the Company reserved for one hundred percent (100%) of both of this customer’s delinquent aged receivables of $102,000 and raw and finished goods inventories of $143,000 as of December 31, 2008.

The Company’s Proprietary Products segment operating income decreased $173,000 for 2008, to $127,000 compared to a year ago.  Increased manufacturing costs caused gross margins to fall from 50.9% in 2007 to 40.7% in 2008.  Additionally, operating income was reduced by increased salaries expense, travel related expenses and advertising expenses offset by reduced new product development expenses.

For 2008, General and Administrative expenses decreased $374,000 due to reduced salaries expense, professional fees, consulting expense and travel related expenses partially offset by business and occupation tax expense.  The reduced salaries expense was related to the CEO severance package included in the December 31, 2007 financial statements.  These expenses are shown as “Other” as discussed in Note 2 to the Financial Statements.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income.  Interest expense for 2008 was $126,000 compared to $261,000 during the same period a year ago.  This decrease relates to the reduced usage of the Company’s revolving line-of-credit during 2008 compared to 2007.

Income Tax

Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  During 2008, Winland recorded a $271,000 tax valuation allowance related to its deferred tax assets.  For 2008, the Company recognized income tax benefit of $89,000, primarily the result of the valuation allowance on its net deferred tax assets.  As discussed in Note 6 to the Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of (8)% and (67)% for 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For 2008, the Company’s operating activities used cash of $74,000 as its net operating loss and changes in working capital were almost entirely offset by non-cash adjustments for depreciation, stock compensation and deferred taxes.  In comparison, operating activities provided cash of $3,833,000 from the reduction of accounts receivable and inventory balances offset by decreases in accounts payable for 2007.  Cash used in investing activities was used to acquire capital equipment with a book cost of $237,000 and $228,000 for 2008 and 2007, respectively.  Cash of $512,000 and $660,000 for 2008 and 2007, respectively, was used to pay down long term debt.  For 2007, $1,924,000 of cash was used to pay down the Company’s revolving line-of-credit.  Cash provided from the exercise of stock options and issuance of common stock was $27,000 and $51,000 for 2008 and 2007, respectively.

The current ratio was 2.8 to 1 at December 31, 2008 and 3.1 to 1 at December 31, 2007.  Working capital equaled $6.0 million on December 31, 2008, compared to $7.0 million on December 31, 2007.

On June 30, 2008 Winland extended its revolving credit agreement to June 30, 2009.  No advances were outstanding on the revolving credit agreement at December 31, 2008 or 2007.  At December 31, 2008, $3,193,000 was available for borrowing under the terms of this agreement compared to $4,000,000 available as of December 31, 2007.

Management believes that its cash balance, availability of funds under the line of credit agreement with M&I Bank, and anticipated cash flows from operations will be adequate to fund our cash requirements for working capital, investing and financing activities during the next twelve months assuming the line of credit is extended at June 30, 2009.  Current conditions in the capital markets are uncertain; however, management believes the Company will have adequate access to capital markets to fund such cash requirements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Winland cannot assure you that actual results will not differ from those estimates. Winland believes the following are the most critical judgments and estimates used in the preparation of its financial statements.

Revenue Recognition. In most cases, revenue is recognized from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment and title transfers.

A portion of the Company’s business involves shipping product to a primary customer’s location where it is held in a separate warehouse.  Revenue is recognized when that customer notifies Winland that the inventory has been removed from the warehouse and title to the product is transferred.

Revenue recognition occurs for engineering design services as services are completed.  Winland has an agreement with one particular customer to amortize the cost of engineering design services as part of the piece part cost of the manufactured unit.  For the years ended December 31, 2008 and 2007, the customer has paid Winland approximately $31,000 and $181,000, respectively for these services which have yet to be amortized into manufactured units.  These payments are classified as unearned revenue and recorded in Other Accrued Expenses on the balance sheet as of December 31, 2008 and 2007, respectively.

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

Inventory Valuation. Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers Management’s estimated reserve for slow moving and obsolete inventories was $569,000 and $460,000 as of December 31, 2008 and 2007, respectively.

Allowance for Doubtful Accounts.  Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  Bad debt expenses for the year ended December 31, 2008 and 2007 were $109,000 and $31,000, respectively.  The Allowance for Doubtful Accounts was $127,000 and $25,000 at December 31, 2008 and 2007, respectively.

Allowance for Rework and Warranty Costs.  Winland provides a limited warranty to its OEM customers who require us to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $80,000 and $160,000 as of December 31, 2008 and 2007, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Deferred Taxes.  Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.  As of December 31, 2008, Winland recorded a $271,000 tax valuation allowance related to our deferred tax assets.

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

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Winland’s forward- looking statements generally relate to its purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements. As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

●	Winland derives a significant portion of its revenues from a limited number of OEM customers that are not subject to long-term contracts with Winland;

●
although Winland constantly strives to diversify its customer base, currently if any significant customers should materially decrease the volume of their business or stop doing business with Winland, for whatever reason, Winland’s business could be adversely affected;

●	some of Winland’s customers are not large, well-established companies and the business of each customer is subject to various risks such as market acceptance of new products;

●	the current economic crisis in the United States has had a negative impact on nearly all businesses, including Winland’s customers;

●
Winland’s current customers may choose to delay or postpone purchases of products from Winland until the economy and their businesses strengthen and this may affect Winland’s operating results, financial condition and delay and lengthen sales cycles;

●	an overall decline in economic activity may also have a negative impact on Winland’s customer’s ability to pay it for the products or services they purchase from Winland;

●	Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile;

●	Winland’s ability to compete successfully depends, in part, upon the price at which Winland is willing to manufacture a proposed product and the quality of its design and manufacturing services;

●
there is no assurance that Winland will be able to continue to obtain contracts from existing and new customers on financially advantageous terms, and the failure to do so could prevent it from achieving the growth it anticipates;

●
Winland’s ability to execute its initiatives to increase sales and expand market share depends upon its ability to develop additional value added capabilities and/or proprietary products and technologies and on the availability of sufficient financing, both equity and debt, to meet fixed and variable costs associated with such growth;

●	due to the current economic crisis in the United States, there can be no assurances that Winland will have access to sufficient financing to support increased sales or an expanding market; and

●	Winland’s success in providing an improved mix of higher margin products and services depends on the effectiveness of its new product development and planning efforts.

In addition, see “Risk Factors” under Item 1A, which includes a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Winland Electronics, Inc.

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Winland Electronics Inc.’s internal control over financial reporting as of December 31, 2008 included in the Company’s Annual Report under the caption “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP

Minneapolis, Minnesota
March 17, 2009

Winland Electronics, Inc.
Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except Share Data)

	December 31,
Assets (Note 4)	2008	2007
Current Assets
Cash and cash equivalents	$356	$1,152
Accounts receivable, less allowance for doubtful accounts of
$127 in 2008 and $25 in 2007 (Note 9)	3,901	3,436
Refundable income taxes	595	389
Inventories (Note 3)	4,337	4,708
Prepaid expenses and other assets	231	253
Deferred income taxes (Note 6)	-	400
Total current assets	9,420	10,338

Property and Equipment, at cost (Note 4)
Land and land improvements	383	383
Building	3,052	3,052
Machinery and equipment	7,028	6,798
Data processing equipment	1,183	1,128
Office furniture and equipment	466	466
Total property and equipment	12,112	11,827

Less accumulated depreciation	7,201	6,410
Net property and equipment	4,911	5,417
Total assets	$14,331	$15,755

See Notes to Financial Statements.

Winland Electronics, Inc.
Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except Share Data)

	December 31,
Liabilities and Stockholders’ Equity	2008	2007
Current Liabilities
Current maturities of long-term debt (Note 4)	$392	$512
Accounts payable	2,457	1,729
Accrued liabilities:
Compensation	446	733
Other	121	379
Total current liabilities	3,416	3,353

Long-Term Liabilities
Long-term debt, less current maturities (Note 4)	1,079	1,471
Deferred income taxes (Note 6)	-	282
Deferred revenue (Note 5)	130	138
Other long term tax liabilities	129	129
Total long-term liabilities	1,338	2,020

Total liabilities	4,754	5,373

Commitments and Contingencies (Notes 7, 8 and 10)

Stockholders’ Equity (Notes 7 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,669,148 shares in 2008 and 3,640,741 shares in 2007	37	36
Additional paid-in capital	4,913	4,691
Retained earnings	4,627	5,655
Total stockholders’ equity	9,577	10,382
Total liabilities and stockholders’ equity	$14,331	$15,755

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Operations
Years Ended December 31, 2008 and 2007
(In Thousands, Except Share Data)

	December 31,
	2008	2007
Net sales (Note 9)	$28,665	$34,746
Cost of sales	25,175	30,542
Gross profit	3,490	4,204

Operating expenses:
General and administrative	2,243	2,617
Sales and marketing	1,392	1,158
Research and development	872	1,049
	4,507	4,824

Operating loss	(1,017)	(620)

Other income (expenses):
Interest expense	(126)	(261)
Other, net	26	89
	(100)	(172)

Loss before income taxes	(1,117)	(792)

Income tax benefit (Note 6)	89	529
Net loss	$(1,028)	$(263)

Loss per common share data:
Basic and diluted	$(0.28)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	3,649,661	3,615,108

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2008 and 2007
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance on December 31, 2006	3,599,856	$36	$4,429	$5,918	$10,383
Issuance of common stock in accordance with employee stock
purchase plan (Note 7)	10,365	-	24	-	24
Issuance of common stock in accordance with employee stock
option plan (Note 7)	30,520	-	27	-	27
Stock-based compensation expense for employee stock
purchase plan	-	-	11	-	11
Stock-based compensation expense for stock options	-	-	167	-	167
Tax benefit from disqualifying disposition of stock options	-	-	10	-	10
Stock-based expense for warrants (Note 7)	-	-	23	-	23
Net loss	-	-	-	(263)	(263)
Balance on December 31, 2007	3,640,741	$36	$4,691	$5,655	$10,382
Issuance of common stock in accordance with employee stock
purchase plan (Note 7)	8,800	-	11	-	11
Issuance of common stock in accordance with employee stock
option plan (Note 7)	19,607	1	15	-	16
Stock-based compensation expense for employee stock
purchase plan	-	-	9	-	9
Stock-based compensation expense for stock options	-	-	187	-	187
Net loss	-	-	-	(1,028)	(1,028)
Balance on December 31, 2008	3,669,148	$37	$4,913	$4,627	$9,577

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Cash Flows
Years Ended December 31, 2008 and 2007
(In Thousands of Dollars)

	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,028)	$(263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	817	879
Non-cash stock based compensation	196	178
Deferred taxes	118	(95)
Consulting expense, non-cash warrants	-	23
Loss on disposal of equipment	-	1
Changes in operating assets and liabilities:
Accounts receivable	(465)	1,729
Refundable income taxes	(206)	(152)
Inventories	371	2,286
Prepaid expenses and other assets	22	111
Accounts payable	654	(1,101)
Accrued liabilities, including deferred revenue and other long term tax liabilities	(553)	237
Net cash provided by (used in) operating activities	(74)	3,833

Cash Flows From Investing Activities
Purchases of property and equipment	(237)	(228)
Proceeds from sale of property and equipment	-	20
Net cash used in investing activities	(237)	(208)

Cash Flows From Financing Activities
Net payments on revolving credit agreement	-	(1,924)
Net principal payments on long-term borrowings, including capital lease obligations	(512)	(660)
Proceeds from issuance of common stock	27	51
Tax benefit from options exercised	-	10
Net cash used in financing activities	(485)	(2,523)

Net increase (decrease) in cash	(796)	1,102

Cash and cash equivalents
Beginning of year	1,152	50
End of year	$356	$1,152

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$124	$276

Supplemental Schedule of Noncash Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$74	$-
Acquisition of property and equipment under capital lease	$-	$310

See Notes to Financial Statements.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.                         Nature of Business and Significant Accounting Policies

Nature of business: Winland Electronics, Inc. (“Winland” or the “Company”) designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization.  The Company operates in two reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”; Electronic Manufacturing Services (EMS) and Proprietary Products (Proprietary).

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

A portion of the Company’s business involves shipping product to a primary customer’s location where it is held in a separate warehouse.  Revenue is recognized when that customer notifies Winland that the inventory has been removed from the warehouse and title to the product is transferred.

Revenue recognition occurs for engineering design as services are completed.  Winland has an agreement with one particular customer to amortize the cost of engineering design services as part of the piece part cost of the manufactured unit.  For the years ended December 31, 2008 and 2007, the customer paid Winland approximately $31,000 and $181,000, respectively for these services which have yet to be fully amortized into manufactured units.  These payments are classified as unearned revenue and recorded in Other Accrued Liabilities on the balance sheet.

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

Allowance for Doubtful Accounts.  Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Bad debt expenses for the year ended December 31, 2008 and 2007 were $109,000 and $31,000, respectively.  The Allowance for Doubtful Accounts was $127,000 and $25,000 at December 31, 2008 and 2007, respectively.

Inventory Valuation. Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers  Management’s estimated reserve for slow moving and obsolete inventories was $569,000 and $460,000 as of December 31, 2008 and 2007, respectively.

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

Long-lived assets: Winland reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected undiscounted future cash flows be less than the carrying value, Winland might be required to recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.  There were no impairment losses recognized in 2008 or 2007.

Allowance for Rework and Warranty Costs.  Winland provides a limited warranty to its OEM customers who require Winland to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $80,000 and $160,000 as of December, 31, 2008 and 2007, respectively.

Changes in Winland’s warranty liability, which is included in other accrued liabilities on the balance sheets, are approximately as follows:

	Years Ended December 31
	2008	2007
Balance, beginning	$160,000	$126,000
Accruals for products sold	192,000	636,000
Expenditures incurred	(272,000)	(602,000)
Balance, ending	$80,000	$160,000

Income taxes:  Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” as clarified by the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, Winland considers whether it is "more likely than not," according to the criteria of SFAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that Winland recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.                         Nature of Business and Significant Accounting Policies (Continued)

Fair value of financial instruments: Management estimates that the carrying value of long-term debt approximates fair value, estimated based on interest rates for the same or similar debt offered to Winland having the same or similar remaining maturities and collateral requirements. The carrying values of accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Loss per share: Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For years ended December 31, 2008 and 2007, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 480 and 27,080 weighted average shares for the years ended December 31, 2008 and 2007, respectively as inclusion of these shares would have been anti-dilutive.

Employee stock based compensation plans: At December 31, 2008, Winland had stock-based compensation plans, which are described more fully in Note 7.  Winland accounts for these plans under the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”.

Research and development expense: Winland expenses research and development costs as incurred. Research and development expenses of $872,000 and $1,049,000 were charged to operations during the years ended December 31, 2008 and 2007, respectively.

Recently issued accounting pronouncements: In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard will change our accounting treatment for business combinations on a prospective basis.

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

Effective January 1, 2008, Winland adopted FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial instruments.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of SFAS 157 did not have an impact on the Company’s financial statements.  SFAS 157 became effective for non-financial measurements on January 1, 2009 and the Company does not expect the adoption to have a significant impact on its financial position or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) became effective for the Company in 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability.  Subsequent changes in fair value must be recorded in earnings.  The Company chose not to apply the fair value provisions of SFAS 159 to any financial assets or liabilities.

Winland Electronics, Inc.
Notes to Financial Statements

Note 2.         Segment Reporting

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on profit and loss from operations.

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

Segment assets or other balance sheet information are not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.  The following table presents net sales and operating income (loss) by reportable segment.

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended December 31, 2008 (unaudited)
Net sales	$7,102	$661	$-	$7,763
Gross Margin	731	274	-	1,005
Operating income (loss)	476	60	(474)	62

Three months ended December 31, 2007 (unaudited)
Net sales	$6,632	$861	$-	$7,493
Gross Margin	607	429	-	1,036
Operating income (loss)	411	124	(724)	(189)

Twelve months ended December 31, 2008
Net sales	$25,292	$3,373	$-	$28,665
Gross Margin	1,834	1,374	-	3,208
Operating income (loss)	1,099	127	(2,243)	(1,017)

Twelve months ended December 31, 2007
Net sales	$31,584	$3,162	$-	$34,746
Gross Margin	2,454	1,608	-	4,062
Operating income (loss)	1,759	300	(2,679)	(620)

Winland Electronics, Inc.
Notes to Financial Statements

Note 3.                          Inventories

The components of inventories at December 31, 2008 and 2007 were as follows:

	December 31
	2008	2007
Raw materials	$2,923,000	$3,467,000
Work in progress	423,000	293,000
Finished goods	991,000	948,000
Total	$4,337,000	$4,708,000

Note 4.                          Financing Arrangement and Long-Term Debt

Winland has a $4,000,000 revolving line of credit agreement which expires on June 30, 2009. Advances are due on demand, secured by substantially all Company assets, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable and 50% of qualified inventory, capped at $1,000,000.  Interest on advances accrues at the LIBOR rate plus two and three quarter percent (2.75%), which was 3.2% as of December 31, 2008.  There were no advances outstanding on the revolving line of credit agreement at either December 31, 2008 or 2007.  At December 31, 2008, $3,214,000 was available for borrowing under the terms of this agreement.  See also (a) following.

The following is a summary of long-term debt:
	December 31
	2008	2007
6.44% mortgage note payable, due in monthly installments of $11,373,
including interest, to October 1, 2014, secured by property (a),(b)	$649,000	$741,000
6.50% note payable, principal due in monthly installments of $10,417,
with interest to May 31, 2009, secured by property and equipment (a)	39,000	164,000
Capital lease obligations bearing interest ranging from 6.25% to 8.01%, due in monthly installments of $1,138 to $6,426, to December 2012,
secured by equipment	783,000	1,019,000
4.91% note payable, principal due in monthly installments of $20,833,
with interest to April 1, 2008, secured by property and equipment (a)	-	59,000
	$1,471,000	$1,983,000

Less current maturities	392,000	512,000
Total long-term debt	$1,079,000	$1,471,000

(a) These agreements have certain financial and non-financial covenants, which, among others, require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum debt to tangible net worth, a minimum cash flow coverage ratio, imposes limits on capital expenditures and disallows the declaration or payment of dividends.

(b) As of December 31, 2008, Winland was in violation of the minimum cash flow coverage covenant for this agreement.  The issuing financial institution has granted a waiver of this covenant as of December 31, 2008.

Winland Electronics, Inc.
Notes to Financial Statements

Note 4.                          Financing Arrangement and Long-Term Debt (Continued)

Approximate maturities of long-term debt and future minimum lease payments on capital leases for years subsequent to December 31, 2008, are as follows:

	Long-term Debt	Capital leases
2009	$136,000	$307,000
2010	104,000	307,000
2011	111,000	231,000
2012	118,000	30,000
2013	126,000	-
Thereafter	93,000	-
Total	$688,000	875,000

Less amount representing interest		92,000
Present value of net minimum lease payments		783,000
Less current portion		256,000
Long-term portion		$527,000

The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2008 and 2007 were as follows:

	2008	2007
Cost	$1,714,000	$1,714,000
Accumulated depreciation	924,000	696,000
Net leased property under capital leases	$790,000	$1,018,000

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

Note 6.                          Income Taxes

Components of income tax benefit are as follows:

	December 31
	2008	2007
Current benefit	$207,000	$391,000
Deferred benefit (expense)	(118,000)	138,000
	$89,000	$529,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 6.                          Income Taxes (Continued)

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2008		2007
Statutory U.S. income tax rate	(34	) %	(34	) %
State benefit (tax), net of federal tax effect	4		(14)
Research and Development Credits	-		(29)
Change in Valuation Allowance	24		-
Other, including permanent differences	6		10
Effective income tax benefit rate	(8	) %	(67	) %

Deferred tax assets (liabilities) consist of the following components as of December 31, 2008 and 2007:

	December 31
	2008	2007
Deferred tax assets:
Inventory	$275,000	$235,000
Allowance for doubtful accounts	49,000	9,000
Non-qualified stock options	69,000	53,000
Accrued expenses	105,000	154,000
Research Credit Carryover	116,000	3,000
Net operating loss carryforward	57,000	18,000
Other	16,000	8,000
Valuation Allowance	(271,000)	-
	416,000	480,000
Deferred tax liabilities:
Property and equipment	(367,000)	(325,000)
Prepaid expenses	(49,000)	(37,000)
	(416,000)	(362,000)
Net deferred tax assets	$-	$118,000

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  For the year ended December 31, 2008, Winland recorded a $271,000 tax valuation allowance against its deferred tax assets.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2008 and 2007, the Company calculated its estimated annualized effective tax benefit rate at 8% and 67%, respectively.  The Company recognized an income tax benefit of $89,000 (net of the valuation allowance) based on its $1,117,000 pre-tax loss for year ended 2008 compared to an income tax benefit of $529,000 based on its $792,000 pre-tax loss for the year ended December 31, 2007.

The net deferred tax assets have been classified on the accompanying balance sheets as of December 31, 2007 as follows:

December 31
2007
Current assets	$400,000
Noncurrent liabilities	(282,000)
Net deferred tax assets	$118,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 6.                         Income Taxes (Continued)

Effective January 1, 2007, Winland adopted the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109.  As required by FIN 48, Winland recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. In 2007, the Company recognized a $301,000 reduction in income tax expense for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FIN 48,. As of December 31, 2008 the Company had approximately $129,000 of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

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

Note 7.                         Warrants and Stock-Based Compensation Plans

Warrants: The Company has warrants outstanding to purchase 12,500 shares of common stock at a weighted average exercise price of $3.52 per share.  These warrants were granted prior to 2007 and expire at various dates commencing February 1, 2009.

Employee stock purchase plan:  The 1997 Employee Stock Purchase Plan (ESPP) has provided Winland employees the opportunity to purchase common stock through payroll deductions.  The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date.  The participation periods have a 6-month duration beginning in January and July of each year.  A total of 300,000 shares of common stock were authorized for issuance under the ESPP of which 109,798 have been issued.  Winland issued 19,607 and 10,365 shares for the years ended December 31, 2008 and 2007, respectively, incurring $8,000 and $11,000 of compensation expense under this plan for those years.

Stock option and employee stock purchase plans: As of December 31, 2008, Winland had one equity-based compensation plan, the 2008 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 2005 Equity Incentive Plan and the 1997 Stock Option Plan.  The plans are as follows:

2008 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As approved by the shareholders in May 2008, up to 300,000 shares are authorized for issuance under the plan.  Awards issued under the plan as of December 31, 2008 include 125,000 shares of incentive stock options and 22,000 nonqualified stock options of which 147,000 are outstanding and 22,000 of which are vested at December 31, 2008.  The exercise price is equal to the fair market value of Winland’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of Winland’s assets are transferred through an acquisition, merger or reorganization.

Winland Electronics, Inc.
Notes to Financial Statements

Note 7.                         Warrants and Stock-Based Compensation Plans (Continued)

2005 Equity Incentive Plan – This plan provided grants in the form of incentive stock options, nonqualified stock options, and restricted stock.  This plan was terminated as to future grants in May 2008.  As of December 31, 2008, there were 274,000 options outstanding under this plan of which 87,800 are vested.

1997 Stock Option Plan – This plan provided for grants in both the form of incentive stock options and nonqualified stock options.  The plan was terminated as to future grants in May 2005.  At December 31, 2008 there were 47,800 options outstanding under this plan of which 42,400 are vested.

Winland uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	December 31
	2008	2007
Expected life, in years	5-10	5-10
Expected volatility	69.5%	69.9%
Risk-free interest rate	3.3%	4.4%
Dividend yield	0.0%	0.0%

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

Winland receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with SFAS 123R, Winland revised its Statements of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows.  For the year ended December 31, 2007, there were stock option exercises and disqualifying stock dispositions which triggered $10,000 in tax benefits, reflected as financing activities in the statement of cash flows as required by SFAS 123R.  During 2008, there were no such stock option exercises and disqualifying stock dispositions.

Net cash proceeds from the exercise of stock options were $11,000 and $27,000 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2007, 21,340 options were exercised in stock swaps, using previously owned shares of Winland’s common stock as payment for the shares.  For the year ended December 31, 2008, no options were exercised in such stock swaps.

The following table represents stock option activity for the twelve months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at January 1, 2008	371,100	$3.10
Granted	233,500	1.72
Exercised	(8,800)	1.27
Forfeited	(127,000)	3.13
Outstanding options at December 31, 2008	468,800	$2.44	5.30 Yrs	$2,000

Exercisable at December 31, 2008	154,000	$3.01	4.89 Yrs	$2,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 7.                         Warrants and Stock-Based Compensation Plans (Continued)

The aggregate intrinsic value of options outstanding and options exercisable is based upon the Company’s closing stock price on the last trading day of the fiscal year for the in-the-money options.

At December 31, 2008, there was $240,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to share-based payments which is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for any future changes in estimated forfeitures.

Note 8.                         Employee Benefit Plans

Pension plan: Winland has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions of up to 15 percent of their eligible compensation. The plan also provides for a Company-sponsored match to be determined each year by the Board of Directors. Winland contributed approximately $103,000 and $100,000 to the plan for the years ended December 31, 2008 and 2007, respectively. In addition, Winland may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2008 and 2007.

Health Savings Account:  Winland has a health savings account plan for its employees who meet certain service requirements.  The plan provides for Winland to make contributions equal to one-half the deductible limit elected by the employee.  The employee may also make contributions equal to one-half the deductible limit elected.  Winland makes contributions to the plan on a quarterly basis on the first day of each quarter.  The contributions cannot be refunded to Winland if the employee’s employment with Winland is terminated voluntarily or involuntarily.  Winland contributed approximately $175,000 and $209,000 to the plan for the years ended December 31, 2008 and 2007, respectively.

Note 9.                         Major Customers

Winland has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2008 and 2007, as follows:

	2008	2007
Sales percentage:
Customer A	33%	19%
Customer B	16%	20%
Customer C	11%	18%
Accounts receivable percentage at December 31:
Customer A	40%	13%
Customer B	9%	10%
Customer C	12%	39%

Customer B has chosen to allow its contract with Winland to expire as of March 20, 2009.  Winland expects sales to be completed to Customer B during the first quarter of 2009.

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

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, they concluded as of December 31, 2008, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of December 31, 2008 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system over financial reporting is designed by, or under the supervision of, our chief executive officer and chief financial officer, and is effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the assets of the company;

(ii)     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that transactions are made only in accordance with the authorization of our management and directors; and

(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized transactions that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Winland’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control.

None.

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to Winland’s definitive proxy statement for its 2009 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to Winland’s definitive proxy statement for its 2009 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain holders is incorporated by reference to Winland’s definitive proxy statement for its 2009 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning Winland’s equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	468,800	$2.44	343,202	(1)
Equity compensation plans not approved by security holders (2)	12,500	$3.52	0
TOTALS	481,300	$2.46	343,202

 (1) Includes 190,202 shares available for issuance under Winland’s 1997 Employee Stock Purchase Plan.

(2) The plans consist of three warrant agreements to purchase shares of Winland’s Common Stock issued in 2006 as partial consideration for consulting services to the following:  (i) Board Assets, Inc., a board evaluation and consulting firm – warrant to purchase 5,000 shares of common stock, which warrant vests upon performance of certain services and expires on February 16, 2016 (2,500 shares vested on July 17, 2006, and the remaining shares did not vest because the consulting arrangement has been terminated); and (ii) each of two principals of Genoa Business Advisors, LLC, a business consulting firm – warrant to purchase 10,000 shares, which vest in 5,000-share increments upon performance of certain services and expire on September 6, 2011 (10,000 shares vested on January 19, 2007, and the remaining shares did not vest because the consulting arrangement has been terminated).

ITEM 13.                      CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to Winland’s definitive proxy statement for its 2009 Annual Meeting of Shareholders under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information requested in this item is incorporated by reference to Winland’s definitive proxy statement for its 2009 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

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

Winland Electronics Inc.

Dated: March 17, 2009	/s/ Thomas J. de Petra
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

Signature and Title	Date

/s/ Thomas J. de Petra	March 17, 2009
Thomas J. de Petra President and Chief Executive Officer (Principal Executive Officer)

/s/ Glenn A. Kermes	March 17, 2009
Glenn A. Kermes Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Goodmanson	March 17, 2009
Thomas J. Goodmanson Director

/s/ Thomas J. Brady	March 17, 2009
Thomas J. Brady Director

/s/ Richard T. Speckmann	March 17, 2009
Richard T. Speckmann Director

/s/ Lorin E. Krueger	March 17, 2009
Lorin E. Krueger Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2008	Commission File No.: 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2
4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)
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

10.18	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005 (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for quarter ended June 30, 2005)
10.19	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.6 to Form 10-QSB for quarter ended June 30, 2005)
10.20	Amendment No.7 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2006)
10.21	Amendment No.8 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2006)
10.22	Master Lease Agreement between the Company and M&I Marshall & Ilsley Bank dated June 28, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2006)
10.23	Compensation Arrangements for Directors as of January 1, 2006 (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for year ended December 31, 2005)**
10.25	Employment Agreement dated January 23, 2007 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 23, 2007) **
10.26	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **
10.27	Employment Agreement dated February 5, 2007 between the Company and Terry E. Treanor (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2007) **
10.28	Employment Agreement dated February 14, 2007 between the Company and Dale A. Nordquist (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 14, 2007) **
10.29	Employment Agreement dated February 3, 2007 between the Company and Gregory W. Burneske (Incorporated by reference to Exhibit 10.29 to Form 10-KSB for year ended December 31, 2006) **
10.30	2007 Incentive Bonus Plan**
10.31	Amendment No.9 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2007)
10.32	Amendment No.10 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 22, 2007)
10.33	Separation Agreement between the Company and Lorin E. Krueger dated October 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2007)**
10.34	Amendment to Employment Agreement between the Company and Glenn A. Kermes dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2007)**
10.35*	Separation Agreement between the Company and Terry E. Treanor dated February 13, 2008**

10.36	Employment Agreement dated May 6, 2008 between the Company and Thomas J. de Petra (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 8, 2008) **
10.37	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended May 6, 2006 (Incorporated by reference to Form S-8 dated September 5, 2008)**
10.38	2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 6, 2008 and filed on May 12, 2008)**
10.39
Amendment No.11 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 30, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2008 and filed on July 25, 2008)

10.40
Amendment No.12 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated October 27, 2008 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2009)

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