Form 10-Q
period 2009-03-31
WINLAND ELECTRONICS INC
filed 2009-05-01
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,669,148 shares of Common Stock, $.01 par value, outstanding as of April 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$459	$356
Accounts receivable, less allowance for doubtful accounts of $127	3,865	3,901
Refundable income taxes	574	595
Inventories	4,113	4,337
Prepaid expenses and other assets	281	231
Total current assets	9,292	9,420

Property and equipment at cost	12,068	12,112
Less accumulated depreciation	(7,359)	(7,201)
Net property and equipment	4,709	4,911
Total assets	$14,001	$14,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Revolving line of credit agreement	$33	$-
Current maturities of long-term debt	364	392
Accounts payable	2,182	2,457
Accrued expenses:
Compensation	577	446
Other	113	121
Total current liabilities	3,269	3,416

Long Term Liabilities
Long-term debt, less current maturities	986	1,079
Deferred revenue	128	130
Other long term tax liabilities	129	129
Total long-term liabilities	1,243	1,338

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,669,148 shares as of March 31, 2009 and December 31, 2008	37	37
Additional paid-in capital	4,950	4,913
Retained earnings	4,502	4,627
Total stockholders' equity	9,489	9,577
Total liabilities and stockholders' equity	$14,001	$14,331

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net sales	$7,152	$7,033
Cost of sales	6,076	6,422
Gross profit	1,076	611

Operating expenses:
General and administrative	626	617
Sales and marketing	351	340
Research and development	164	223
Total operating expenses	1,141	1,180

Operating loss	(65)	(569)

Interest Expense and Other:
Interest expense	(23)	(34)
Other income (expense), net	(15)	12
Total other expense	(38)	(22)

Loss before income taxes	(103)	(591)

Income tax benefit (expense)	(22)	211
Net loss	$(125)	$(380)

Loss per common share:
Basic and diluted	$(0.03)	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	3,669,148	3,640,741

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(125)	$(380)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	207	204
Non-cash stock based compensation	37	54
Loss on disposal of equipment	18	-
Deferred tax assets	-	(79)
Changes in assets and liabilities:
Accounts receivable	36	212
Refundable income taxes	21	(133)
Inventories	224	(43)
Prepaid expenses	(50)	(129)
Accounts payable	(275)	113
Accrued expenses, including deferred revenue and
other long term tax liabilities	121	(134)
Net cash provided by (used in) operating activities	214	(315)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	7	-
Purchases of property and equipment	(30)	(40)
Net cash used in financing activities	(23)	(40)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	33	-
Payments on long-term borrowings, including capital
lease obligations	(121)	(171)
Net cash used in financing activities	(88)	(171)

Net increase (decrease) in cash	103	(526)

Cash
Beginning	356	1,152
Ending	$459	$626

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$23	$34

See Notes to Condensed Financial Statements

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

Note 2.  Segment Reporting

SFAS 131 Disclosures about Segments of an Enterprise and Related Information requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on profit and loss from operations.

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

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 2.  Segment Reporting (Continued)

The following table presents nets sales and operating income (loss) by reportable segment:
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended March 31, 2009
Net sales	$6,421	$731		$7,152
Operating income (loss)	577	(16)	(626)	(65)

Three months ended March 31, 2008
Net sales	$6,163	$870		$7,033
Operating income (loss)	29	19	(617)	(569)

Note 3.  Major Customers

The Company has customers that accounted for 10 percent (10%) or more of net sales for the three months ended March 31, 2009 and 2008 as follows:
	For the Three Months Ended March 31,
Sales percentage:	2009	2008
Customer A	38%	28%
Customer B	15%	15%
Customer C	12%	0%
Customer D	8%	16%

The Company had net receivables (as a percentage of total receivables) from the above customers at March 31, 2009 and 2008 as follows:

Accounts receivable percentage:	2009	2008
Customer A	40%	28%
Customer B	2%	7%
Customer C	6%	0%
Customer D	9%	20%

Customer B allowed its contract with the Company to expire as of March 20, 2009.  Winland expects minimal sales to Customer B during the second quarter of 2009 as it sells remaining raw and finished goods inventory to Customer B.

Note 4.  Loss per Common Share

Loss per share: Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share.  For the three months ended March 31, 2009 and 2008, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive.  For the three months ended March 31, 2009, there were no dilutive shares as all options and warrants were out-of-the-money.  The diluted share calculation excluded 4,000 weighted average shares for the three month ended March 31, 2008 as inclusion of these shares would have been anti-dilutive.

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 5.  Inventories

The components of inventories were as follows net of reserves:

($ in thousands)	March 31, 2009	December 31, 2008
Raw materials	$2,675	$2,923
Work in progress	550	423
Finished goods	888	991
Total	$4,113	$4,337

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $604,000 at March 31, 2009 and $569,000 at December 31, 2008.

Note 6.  Allowance for Rework and Warranty Costs

Winland provides a limited warranty to its OEM customers who require Winland to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $80,000 at March 31, 2009 and December, 31, 2008.

Changes in the Company’s warranty liability were approximately as follows:
	For the Three Months Ended March 31,
($ in thousands)	2009	2008
Balance, Beginning	$80	$160
Accruals for products sold	38	102
Expensing of specific warranty items	(38)	(97)
Balance, Ending	$80	$165

Note 7.  Stock-Based Awards

For the three months ended March 31, 2009, the Company granted 12,000 options which had weighted average grant date fair values of $0.70 compared to grants of 86,500 options which had weighted average grant date fair values of $2.17 during the same period a year ago.

Compensation expense associated with stock based compensation plans was $37,000 and $54,000 for the three months ended March 31, 2009 and 2008, respectively

At March 31, 2009, there was $196,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.4 years.

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 8.  Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  Winland records a tax valuation allowance when it is more likely than not that we will not be able to recover the value of its deferred tax assets. The tax effect of the Company’s valuation allowance expected to be necessary as of year end for deferred tax assets is included in the annual effective tax rate.  As of March 31, 2009 and 2008, the Company calculated its estimated annualized effective tax rate at 1.4% and 35.7%, respectively.  The Company recognized an income tax expense of $22,000 based on its $103,000 pre-tax loss for the three months ended March 31, 2009 compared to an income tax benefit of $211,000 based on its $591,000 pre-tax loss for the three months ended March 31, 2008.

The income tax expense as of March 31, 2009 includes a $22,000 tax effect of provision to return differences identified subsequent to the filing of the 2008 Federal and state income tax returns.

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

Note 9.  Recently Adopted Accounting Pronouncements

Effective January 1, 2009, Winland adopted FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) for non-financial instruments.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of SFAS 157 did not have an impact to our financial statements.

Effective January 1, 2009, Winland adopted FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires all entities to report noncontrolling interests as equity in the consolidated financial statements.  The adoption of SFAS 160 did not have an impact to our financial statements or results of operations.

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

EXECUTIVE SUMMARY

For the majority of companies engaged in the global EMS industry, demand from customers has taken a downward turn that began during the third and fourth quarters last year and has continued into 2009. In our fourth quarter report, we disclosed the deterioration of new orders among several of Winland’s key customers, reflecting more caution and lower demand for the manufacturing services we provide them. At the same time, we reported increased manufacturing demand from both new and existing customers whose businesses are less vulnerable to current economic conditions.

Because of the current business environment, we have less visibility on customer production requirements than in the past, and more difficult production planning and inventory management challenges. These conditions elevate the importance of effective cash management, preservation of credit lines and the elimination of waste.

Fortunately, last year, we had already started taking steps intended to improve Winland’s financial performance and competitive position.  Early in 2008 and before the impact of worsening economic conditions, we undertook several comprehensive improvement initiatives related to improving cost, quality and delivery. Included were selected changes in leadership and departmental restructuring, together with new practices in information management, program management and a move to formalize Lean/Six Sigma for waste reduction and defect elimination in our manufacturing. In the second half of 2008, we reduced manufacturing costs, maintaining margin performance despite lower sales stemming from the two significant customer transitions early that year.  Similarly, we have committed to an expanded sales program with additional EMS sales staff and the engagement of two regional independent sales representative organizations for our proprietary products.

The new and improved business practices resulting from the quality and productivity initiatives Winland launched in 2008 helped us show improvement in our first quarter 2009 results compared to the first quarter of last year. We believe we will continue to operate in a difficult business environment, but also are committed to continue strengthening the core elements of our manufacturing business and improving customer performance.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 vs.
Three months ended March 31, 2008

The Company reported a net loss of $125,000 or $0.03 per basic and diluted share for the three months ended March 31, 2009 compared to a net loss of $380,000 or $0.10 per basic and diluted share for the same period in 2008.  The losses were driven by under utilization of manufacturing fixed costs based on sales volumes.

Net Sales

Net sales for the three months ended March 31, 2009 were $7.2 million, up $119,000 from the same period in 2008.  EMS net sales of $6,421,000 were up $258,000 compared to the same period last year, a 4% increase.  Sales to our largest customer were up $724,000 while sales to our now fourth largest customer were down $579,000.  Sales to a medical customer, whose product was designed by and transitioned from our engineering services during 2008, equated to $869,000 in sales for the three months ended March 31, 2009.  Net sales of Proprietary Products decreased $139,000 or 16% to $731,000 compared to a year ago primarily due to sales to our two largest distributors being down 21%.

Operating Loss

The Company reported an operating loss of $65,000 and $569,000 for the three months ended March 31, 2009 and 2008, respectively.  Gross margins increased from 8.7% to 15.0% for the three months ended March 31, 2009 compared to the same period in 2008.

The Company’s EMS segment operating income increased from $29,000 to $577,000 for the three months ended March 31, 2009 compared to operating income reported a year ago.  EMS gross margins were 10.7% for the three months ended March 31, 2009 up from 3.2% in 2008 due to product mix, reduced indirect wages and benefits of $96,000, warranty expense of $63,000 and reduced obsolescence expense of $15,000.  Operating expenses were reduced $57,000 compared to last year primarily due to wages and benefits.

The Company’s Proprietary Products segment operating loss was $16,000 for the three months ended March 31, 2009 compared to operating income of $19,000 last year due to additional wages and benefits relating to increased sales and marketing staff as previously disclosed.  The gross margin percentage improved from 40.1% in 2008 to 43.2% in 2009 due to decreased manufacturing costs.

General and Administrative expenses were $626,000 for the three months ended March 31, 2009 which was comparable to the same period one year ago.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three months ended March 31, 2009 and 2008 was $23,000 and $34,000, respectively.  The Company had $33,000 outstanding on its revolving line-of-credit as of March 31, 2009 with no outstanding balance at March 31, 2008.  During the three months ended March 31, 2009, the Company incurred a loss of $18,000 on a sale of manufacturing equipment.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 1.4% and 35.7% for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, the Company recognized an income tax expense of $22,000 due to the tax effect of provision to return differences identified subsequent to the filing of the 2008 Federal and state income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $214,000 for the three months ended March 31, 2009 compared to cash used in operating activities of $315,000 for the three months ended March 31, 2008.  The net loss of $125,000 was more than offset by depreciation expense of $207,000 and net changes in working capital of $77,000.  For the three months ended March 31, 2008, the $380,000 net loss was the primary driver of cash used in operations along with reduced working capital offset in part by depreciation expense of $204,000.  Cash used in investing activities was used to acquire capital equipment of $30,000 and $40,000 for the three months ended March 31, 2009 and 2008, respectively.  Cash used in financing activities for the payment of long term debt was $121,000 for the three months ended March 31, 2009 compared to $171,000 for the same period in 2008.  For the three months ended March 31, 2009 cash was provided by borrowing against the revolving line of credit in the amount of $33,000.

The current ratio was 2.8 to 1 at March 31, 2009 and December 31, 2008 with working capital equaling $6.0 million at March 31, 2009 and December 31, 2008.  The Company had $33,000 outstanding on its revolving line-of-credit as of March 31, 2009 with $3,100,000 available for borrowings.  The revolving line-of-credit expires on June 30, 2009, if not renewed prior to that date.

Management believes that its cash balance, availability of funds under the line-of-credit with M&I Bank, and anticipated cash flows from operations will be adequate to fund our cash requirements for working capital, investing and financing activities during the next twelve months assuming the line-of-credit is extended at June 30, 2009.  Current conditions in the capital markets are uncertain; however, management believes the Company will have adequate access to capital markets to fund such cash requirements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  Winland’s forward-looking statements generally relate to its purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales levels, sales efforts and sufficiency of capital.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions.  Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements.  As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that its forward-looking statements in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

Please refer to forward-looking statements as previously disclosed in our report on Form 10-K for fiscal year ended December 31, 2008.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Please refer to the risk factors as previously disclosed in our report on Form 10-K for fiscal year ended December 31, 2008.

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

Winland Electronics, Inc.

Date: May 1, 2009	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer

By:	/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended March 31, 2009	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002