Form 10-Q
period 2009-06-30
WINLAND ELECTRONICS INC
filed 2009-08-13
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,679,719 shares of Common Stock, $.01 par value, outstanding as of August 12, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$184	$356
Accounts receivable, less allowance for doubtful accounts
of $142 and $25	3,568	3,901
Refundable income taxes	391	595
Inventories	4,603	4,337
Prepaid expenses and other assets	430	231
Total current assets	9,176	9,420

Property and equipment at cost	12,091	12,112
Less accumulated depreciation	(7,559)	(7,201)
Net property and equipment	4,532	4,911
Total assets	$13,708	$14,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Revolving line of credit agreement	$386	$-
Current maturities of long-term debt	368	392
Accounts payable	2,420	2,457
Accrued expenses:
Compensation	420	446
Allowance for rework and warranty costs	45	80
Other	4	41
Total current liabilities	3,643	3,416

Long Term Liabilities
Long-term debt, less current maturities	890	1,079
Deferred revenue	126	130
Other long term tax liabilities	258	129
Total long-term liabilities	1,274	1,338

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,679,719 and 3,669,148 shares as of June 30, 2009 and December 31, 2008, respectively.	37	37
Additional paid-in capital	4,966	4,913
Retained earnings	3,788	4,627
Total stockholders' equity	8,791	9,577
Total liabilities and stockholders' equity	$13,708	$14,331

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$5,734	$6,866	$12,886	$13,898
Cost of sales	5,246	6,194	11,322	12,604
Gross profit	488	672	1,564	1,294

Operating expenses
General and administrative	543	577	1,169	1,193
Sales and marketing	423	353	774	693
Research and development	87	359	252	594
Total operating expenses	1,053	1,289	2,195	2,480

Operating loss	(565)	(617)	(631)	(1,186)

Other income (expense)
Interest expense	(23)	(31)	(46)	(65)
Other income (expense), net	3	-	(12)	11
Total other income (expense)	(20)	(31)	(58)	(54)

Loss before income taxes	(585)	(648)	(689)	(1,240)

Income tax benefit (expense)	(129)	(117)	(150)	94
Net loss	$(714)	$(765)	$(839)	$(1,146)

Loss per common share:
Basic and diluted	$(0.19)	$(0.21)	$(0.23)	$(0.31)

Weighted-average number of common shares outstanding:
Basic and diluted	3,669,148	3,649,541	3,669,148	3,645,141

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(839)	$(1,146)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock based compensation	47	144
Depreciation and amortization	412	408
Loss on disposal of property and equipment	20	-
Deferred tax assets	-	118
Changes in assets and liabilities:
Accounts receivable	333	(133)
Refundable income taxes	204	(212)
Inventories	(266)	318
Prepaid expenses	(199)	(136)
Accounts payable	(37)	(44)
Accrued expenses, including deferred revenue and
other long term tax liabilities	26	(270)
Net cash used in operating activities	(299)	(953)

Cash Flows From Investing Activities
Purchases of property and equipment	(59)	(111)
Proceeds from sale of property and equipment	7	-
Net cash used in investing activities	(52)	(111)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	386	175
Payments on long-term borrowings, including capital
lease obligations	(213)	(283)
Proceeds from issuance of common stock	6	20
Net cash provided by (used in) financing activities	179	(88)

Net decrease in cash	(172)	(1,152)

Cash
Beginning of period	356	1,152
Ending of period	$184	$-

Supplemental information
Cash payments for:
Interest	$47	$65

See Notes to Condensed Financial Statements

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 2.  Segment Reporting (Continued)

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended June 30, 2009
Net sales	$5,005	$729	$-	$5,734
Operating income (loss)	(65)	43	(543)	(565)

Three months ended June 30, 2008
Net sales	$5,966	$900	$-	$6,866
Operating income (loss)	40	(81)	(576)	(617)

Six months ended June 30, 2009
Net sales	$11,448	$1,438	$-	$12,886
Operating income (loss)	433	105	(1,169)	(631)

Six months ended June 30, 2008
Net sales	$12,140	$1,758	$-	$13,898
Operating income (loss)	81	(74)	(1,193)	(1,186)

Note 3.  Major Customers

The Company has four customers that accounted for 10 percent (10%) or more of net sales for the three and six months ended June 30, 2009 and 2008 as follows:

	For the Three Months Ended June 30,
Sales percentage:	2009	2008
Customer A	41%	37%
Customer B	17%	2%
Customer C	11%	9%
Customer D	2%	19%

	For the Six Months Ended June 30,
Sales percentage:	2009	2008
Customer A	39%	33%
Customer B	14%	2%
Customer C	9%	13%
Customer D	9%	13%

The Company had net receivables (as a percentage of total receivables) from the above customers at June 30, 2009 and 2008 as follows:

Accounts receivable percentage:	2009	2008
Customer A	37%	48%
Customer B	15%	4%
Customer C	11%	7%
Customer D	1%	13%

Customer D allowed its contract with the Company to expire as of March 20, 2009.  Winland expects minimal sales to Customer D during the remainder of 2009 as it sells remaining raw and finished goods inventory to Customer D.

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 4.  Loss per Common Share

Loss per share: Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share.  For the three and six months ended June 30, 2009 and 2008, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would not have had any dilutive impact.

Note 5.  Inventories

The components of inventories were as follows net of reserves:

($ in thousands)	June 30, 2009	December 31, 2008
Raw materials	$3,296	$2,923
Work in progress	338	423
Finished goods	969	991
Total	$4,603	$4,337

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $587,000 at June 30, 2009 and $569,000 at December 31, 2008.

Note 6. Allowance for Rework and Warranty Costs

Winland provides a limited warranty to its OEM customers who require Winland to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $45,000 at June 30, 2009 and $80,000 at December, 31, 2008.

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended June 30,
($ in thousands)	2009	2008
Balance, Beginning	$80	$165
Accruals for products sold	12	89
Expensing of specific warranty items	(15)	(79)
Change in estimate	(32)	-
Balance, Ending	$45	$175

	For the Six Months Ended June 30,
	2009	2008
Balance, Beginning	$80	$160
Accruals for products sold	50	240
Expensing of specific warranty items	(53)	(225)
Change in estimate	(32)	-
Balance, Ending	$45	$175

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 7. Stock-Based Awards

For the three months ended June 30, 2009, the Company granted 22,000 options which had weighted average grant date fair values of $0.53 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 84.5%, a risk-free interest rate of 3.2% and expected option lives of 10.0 years.  For the six months ended June 30, 2009, the Company granted 34,000 options which had weighted average grant date fair values of $0.51 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 81.9%, a risk-free interest rate of 2.6% and expected option lives of 8.6 years.

Compensation expense associated with stock based compensation plans was $47,000 and $144,000 for the six months ended June 30, 2009 and 2008, respectively

At June 30, 2009, there was $145,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.3 years.

Note 8.                      Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. During the quarter ended June 30, 2009, Winland recorded a $242,000 tax valuation allowance related to its deferred tax assets. The tax effect of the Company’s valuation allowance expected to be necessary as of year-end for deferred tax assets is included in the annual effective tax rate.  As of June 30, 2009 and 2008, the Company calculated its estimated annualized effective tax rate at -10% and 17%, respectively.  The Company recognized an income tax expense of $150,000 based on its $689,000 pre-tax loss for the six months ended June 30, 2009 compared to an income tax benefit of $94,000 based on its $1,240,000 pre-tax loss for the six months ended June 30, 2008.  No income tax benefit has been provided for the three and six months ended June 30, 2009 due to a 100% valuation allowance.

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

The Company files income tax returns in the U.S. federal and state jurisdictions and is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2007 tax years and the State of Minnesota for its 2003 through 2006 tax years.   The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FIN 48, Accounting for Uncertainty in Income Taxes.  An additional $129,000 of unrecognized tax benefits was recorded for the three and six months ended June 30, 2009 for changes in opinion on positions taken in these open years. The years 2004 through 2008 remain open for examination by other state agencies.

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of June 30, 2009 and 2008, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

Given the fact that the Company is currently under audit by the IRS and the State of Minnesota, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next year.  An estimate of the range of such gross changes cannot be made at this time.   The Company expects that any changes would have a significant impact on its effective tax rate and expected cash receipts for income taxes within the next year.

Winland Electronics, Inc.

Notes to Condensed Financial Statements

Note 9. Financing Arrangement

On June 30, 2009, the Company and Marshall and Ilsley (M&I) Bank of Milwaukee, WI entered into Amendment 13 to the Credit and Security Agreement (“Credit Agreement”) dated June 30, 2003.  The Credit Agreement, as amended, provides $4.0 million secured revolving credit facility which may be borrowed, repaid and reborrowed from time to time until its maturity on June 28, 2010.  Loans under the Credit Agreement, as amended, will bear interest at either a base rate of 4.5 percent or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 3.0 percent, which ever rate is higher.  The rate as of June 30, 2009 was 4.5%, the base rate.  The outstanding balance under this revolving credit facility was $386,000 as of June 30, 2009.

Note 10. Recently Issued Accounting Pronouncements

Effective January 1, 2009, Winland adopted FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) for non-financial instruments.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of SFAS 157 did not have an impact to the Company’s financial statements.

Effective January 1, 2009, Winland adopted FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires all entities to report noncontrolling interests as equity in the consolidated financial statements.  The adoption of SFAS 160 did not have an impact to the Company’s financial statements or results of operations.

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Codification is effective for interim and annual periods ending after September 15, 2009.  All accounting literature not included in the Codification will be non-authoritative.  The adoption of SFAS 168 will not impact the Company’s financial statements or its results of operations.

ITEM 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland Electronics, Inc. is a manufacturer providing a variety of products to customers predominantly within the transportation, industrial, instrumentation, medical, telecom and consumer market sectors primarily in North America.  The Company operates in two business segments:  Electronic Manufacturing Services (EMS) and Proprietary Products.  EMS provides complete product realization services to OEM customers by providing value-added services which include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support.  Proprietary Products develops and markets an established family of environmental security products that can monitor critical environments.  The Companys’ security products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms that monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

EXECUTIVE SUMMARY

During the second quarter ended June 30, 2009, Winland continued to experience reduced demand from three out of its four largest EMS customers and the lingering effect of a weakened economy resulting in cautious customer order patterns. Sales during the quarter reflect both early stage production activities for several new customers, as well as the conclusion of our manufacturing relationship with Select Comfort Corporation, a transition process that began during the first quarter this year. During the quarter, Winland experienced continued expansion of manufacturing volume from a medical customer acquired during 2008. Similarly, Winland received a qualification build from a new customer, as well as initial production orders from customers whose projects were transitioning from the Company’s design engineering department into production. Subsequent to quarter-end, Winland disclosed receipt of a 700-piece production order from a leading diversified provider of advanced transportation safety equipment.

Each of the new customer manufacturing projects undertaken during the second quarter better fit an evolving customer profile which aligns with operational and quality improvements that Winland has been establishing during the past several quarters. Winland continues to implement its Lean/Six Sigma methodology throughout manufacturing and operations, and during the second quarter expanded the number of certified Winland Six Sigma Black Belt employees from one to five.  Having played a lead design role in three out of the last five new customer relationships, Winland’s design engineering department continues to strengthen existing OEM customer relationships and has become a valuable, cost-effective resource for new customers who are seeking to optimize product designs for transition to manufacturing. The Company’s belief is that investments in people, systems and value added services that are designed to improve customer quality and delivery performance are vital to Winland’s ability to grow organically, acquire new customers and substantially exceed customer performance of its peer group.

Liquidity positions were also maintained during the second quarter as Winland renewed its line of credit with Marshall and Ilsley (“M&I”) Bank, extending the borrowing facility to June 28, 2010. We believe the cost and terms our line of credit are favorable and reflect the both the transparency of our relationship and the bank’s understanding of our business plan.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2009 vs.
Three and six months ended June 30, 2008

The Company reported a net loss of $714,000 or $0.19 per basic and diluted share for the three months ended June 30, 2009 compared to a net loss of $765,000 or $0.21 per basic and diluted share for the same period in 2008.  The Company reported a net loss of $839,000 or $0.23 per basic and diluted share for the six months ended June 30, 2009 compared to a net loss of $1,146,000 or $0.31 per basic and diluted share for the same period in 2008.

Net Sales

Net sales for the three months ended June 30, 2009 were $5,734,000, down $1,132,000 from the same period in 2008.  EMS net sales of $5,005,000 were down $961,000 compared to the same period last year, a 16% decrease.  Customer A sales were down $254,000.  Customer B, a medical customer whose product was designed by and transitioned from our engineering services during 2008, were up $819,000.  Customer C sales were consistent with the same period a year ago.  Sales to Customer D, who allowed their contract to expire at the end of the prior quarter, were down $1,204,000.  Net sales of Proprietary Products decreased $171,000 or 19% to $729,000 compared to a year ago primarily due to sales to our two largest distributors being down 19%.

Net sales for the six months ended June 30, 2009 were $12,886,000, down $1,012,000 from the same period in 2008.  EMS net sales of $11,448,000 were down $692,000 compared to the same period last year, a 6% decrease.  Customer A sales were up $471,000.  Customer B sales were up $1,685,000.  Customer C sales were down $593,000 compared to last year same period.  Sales to Customer D were down $1,217,000.  Net sales of Proprietary Products decreased $320,000 or 18% to $1,438,000 compared to a year ago primarily due to sales to our two largest distributors being down 20%.

Operating Loss

The Company reported an operating loss of $565,000 and $617,000 for the three months ended June 30, 2009 and 2008, respectively.  Gross margins decreased from 9.8% to 8.5% for the three months ended June 30, 2009 compared to the same period in 2008.  The Company’s EMS segment reported an operating loss of $65,000 for the three months ended June 30, 2009 compared to operating income of $40,000 reported a year ago.  EMS gross margins were 1.4% for the three months ended June 30, 2009 down from 3.7% in 2008 due to under utilization of fixed overhead expenses which were partially offset by reduced warranty expense of $89,000, reduced indirect wages and benefits of $86,000, and reduced obsolescence expense of $74,000.  Operating expenses were also reduced $42,000 compared to last year primarily due to wages and benefits.  The Company’s Proprietary Products segment operating income was $43,000 for the three months ended June 30, 2009 compared to an operating loss of $81,000 last year.  The $124,000 of increased income was driven by improved gross margins based on product mix, $282,000 reduction in new product developments offset by $76,000 of increased wages and benefits relating to increased sales and marketing staff.

The Company reported an operating loss of $631,000 and $1,186,000 for the six months ended June 30, 2009 and 2008, respectively.  Gross margins increased from 9.3% to 12.1% for the six months ended June 30, 2009 compared to the same period in 2008.  The Company’s EMS segment reported operating income of $433,000 for the six months ended June 30, 2009 compared to operating income of $81,000 reported a year ago.  EMS gross margins were 5.90% for the six months ended June 30, 2009 up from 3.5% in 2008 due to reduced warranty expenses of $153,000, reduced indirect wages and benefits of $152,000, and reduced obsolescence expense of $89,000.  Operating expenses were also reduced $100,000 compared to last year primarily due to wages and benefits.  The Company’s Proprietary Products segment operating income was $105,000 for the six months ended June 30, 2009 compared to an operating loss of $74,000 last year.  The $179,000 of increased income was driven by improved gross margins based on product mix, $422,000 reduction in new product developments offset by $97,000 of increased wages and benefits relating to increased sales and marketing staff.

General and Administrative expenses were $543,000 and $1,169,000 for the three and six months ended June 30, 2009 which were comparable to the same period one year ago.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three and six months ended June 30, 2009 was $23,000 and $46,000, respectively, compared to $31,000 and $65,000, respectively, during the same period a year ago.  The Company had $386,000 outstanding on its revolving line-of-credit as of June 30, 2009 compared to $175,000 outstanding balance at June 30, 2008.  During the six months ended June 30, 2009, the Company incurred a one time loss of $20,000 on a sale of manufacturing equipment.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of -10% and 17% for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009, the Company recognized an income tax expense of $150,000 due to recording $129,000 of unrecognized tax benefits related to tax positions previously taken and a $21,000 tax effect of provision to return differences identified subsequent to the filing of the 2008 Federal and state income tax returns.  No income tax benefit has been provided for the three and six months ended June 30, 2009 due to a 100% valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $299,000 and $953,000 for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009, the net loss of $839,000 was partially offset by depreciation expense of $412,000 and net changes in working capital of $61,000.  For the six months ended June 30, 2008, the $1,146,000 net loss was the primary driver of cash used in operations along with reduced working capital of $477,000 offset by depreciation expense of $408,000 and non-cash stock compensation expense of $144,000.  Cash used in investing activities was used to acquire capital equipment of $59,000 and $111,000 for the six months ended June 30, 2009 and 2008, respectively.  Cash used in financing activities for the payment of long term debt was $213,000 for the six months ended June 30, 2009 compared to $283,000 for the same period in 2008.  For the six months ended June 30, 2009 and 2008 cash was provided by borrowing against the revolving line of credit in the amount of $386,000 and $175,000, respectively.

The current ratio was 2.5 to 1 at June 30, 2009 and 2.8 to 1 at December 31, 2008 with working capital equaling $5.5 million and $6.0 million at June 30, 2009 and December 31, 2008.  The Company had $386,000 outstanding on its revolving line-of-credit as of June 30, 2009 with $2,627,000 available for borrowings.  The revolving line-of-credit expires on June 28, 2010, if not renewed prior to that date.

Management believes that its cash balance, availability of funds under the line-of-credit with M&I Bank, and anticipated cash flows from operations will be adequate to fund our cash requirements for working capital, investing and financing activities during the next twelve months.  Current conditions in the capital markets are uncertain; however, management believes the Company will have adequate access to capital markets to fund such cash requirements.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 5, 2009.  Proxies for the annual meeting were solicited pursuant Regulation 14A under the Securities Exchange Act of 1394. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all nominees were elected.

Proposal 1 for the election of directors:

	Number of votes
Nominee	For	Withheld
Thomas J. de Petra	2,924,738	264,337
Lorin E. Krueger	2,974,993	214,082
Richard T. Speckmann	2,866,948	322,127
Thomas J. Goodmanson	2,931,210	257,865
Thomas J. Brady	2,931,210	257,865

Proposal 2 to set the number of directors at five:  A total of 3,033,299 shares were voted in favor, 125,578 shares against and 30,198 shares abstained.

Proposal 3 to approve the increase in the number of shares available under the 2008 Equity Incentive Plan:  A total of 1,249,442 shares were in favor, 573,462 shares against and 5,390 shares abstained.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Date: August 13, 2009	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer

By:	/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended June 30, 2009	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002