Form 10-Q
period 2009-09-30
WINLAND ELECTRONICS INC
filed 2009-11-13
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,679,719 shares of Common Stock, $.01 par value, outstanding as of November 11, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$290	$356
Accounts receivable, less allowance for doubtful accounts of $38 and $127	3,022	3,901
Refundable income taxes	391	595
Inventories	3,817	4,337
Prepaid expenses and other assets	446	231
Total current assets	7,966	9,420

Property and equipment at cost	12,100	12,112
Less accumulated depreciation	(7,757)	(7,201)
Net property and equipment	4,343	4,911
Total assets	$12,309	$14,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Revolving line-of-credit agreement	$506	$-
Current maturities of long-term debt	375	392
Accounts payable	1,528	2,457
Accrued expenses:
Compensation	521	446
Allowance for rework and warranty costs	51	80
Other	31	41
Total current liabilities	3,012	3,416

Long-Term Liabilities
Long-term debt, less current maturities	794	1,079
Deferred revenue	124	130
Other long-term tax liabilities	258	129
Total long-term liabilities	1,176	1,338

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and
outstanding 3,679,719 and 3,669,148 shares as of September 30, 2009 and December 31, 2008, respectively.	37	37
Additional paid-in capital	4,991	4,913
Retained earnings	3,093	4,627
Total stockholders' equity	8,121	9,577
Total liabilities and stockholders' equity	$12,309	$14,331

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$5,122	$7,003	$18,008	$20,901
Cost of sales	4,831	5,883	16,153	18,487
Gross profit	291	1,120	1,855	2,414

Operating expenses
General and administrative	468	576	1,636	1,769
Sales and marketing	347	300	1,122	993
Research and development	143	137	394	731
Total operating expenses	958	1,013	3,152	3,493

Operating income (loss)	(667)	107	(1,297)	(1,079)

Other income (expense)
Interest expense	(30)	(34)	(75)	(98)
Other income (expense), net	2	12	(12)	22
Total other expense	(28)	(22)	(87)	(76)

Income (loss) before income taxes	(695)	85	(1,384)	(1,155)

Income tax benefit (expense)	-	33	(150)	128
Net income (loss)	$(695)	$118	$(1,534)	$(1,027)

Income (loss) per common share:
Basic & Diluted	$(0.19)	$0.03	$(0.42)	$(0.28)

Weighted-average number of common shares outstanding:
Basic & Diluted	3,679,719	3,656,668	3,672,710	3,647,309

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(1,534)	$(1,027)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	615	611
Non-cash stock based compensation	72	202
Allowance for doubtful accounts	(89)	-
Loss on disposal of property and equipment	20	-
Deferred tax assets	-	118
Changes in assets and liabilities:
Accounts receivable	968	(401)
Refundable income taxes	204	(262)
Inventories	520	(7)
Prepaid expenses and other assets	(215)	(80)
Accounts payable	(929)	904
Accrued expenses, including deferred revenue and
other long term tax liabilities	159	(224)
Net cash used in operating activities	(209)	(166)

Cash Flows From Investing Activities
Purchases of property and equipment	(75)	(130)
Proceeds from sale of property and equipment	8	-
Net cash used in investing activities	(67)	(130)

Cash flows From Financing Activities
Net borrowings on revolving line-of-credit	506	55
Payments on long-term borrowings, including capital
lease obligations	(302)	(397)
Proceeds from issuance of common stock	6	20
Net cash provided by (used in) financing activities	210	(322)

Net decrease in cash	(66)	(618)

Cash
Beginning of period	356	1,152
Ending of period	$290	$534

Supplemental information
Cash payments for interest	$77	$98
Cash received for income taxes	$183	$1

See Notes to Condensed Financial Statements

Winland Electronics, Inc.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.   The footnotes are in thousands unless noted.

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

Note 2.  Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting, requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on profit and loss from operations.

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

Winland Electronics, Inc.

Notes to Consolidated Financial Statements

Note 2.  Segment Reporting (Continued)

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended September 30, 2009
Net sales	$4,228	$894	$-	$5,122
Operating income (loss)	(332)	133	(468)	(667)

Three months ended September 30, 2008
Net sales	$6,051	$952	$-	$7,003
Operating income (loss)	553	130	(576)	107

Nine months ended September 30, 2009
Net sales	$15,636	$2,372	$-	$18,008
Operating income (loss)	100	239	(1,636)	(1,297)

Nine months ended September 30, 2008
Net sales	$18,191	$2,710	$-	$20,901
Operating income (loss)	630	60	(1,769)	(1,079)

Note 3.  Major Customers

The Company has various customers that accounted for 10 percent (10%) or more of net sales for the three and nine months ended September 30, 2009 and 2008 as follows:

	For the Three Months Ended September 30,
Sales percentage:	2009	2008
Customer A	25%	34%
Customer B	11%	8%
Customer C	7%	2%
Customer D	0%	17%

	For the Nine Months Ended September 30,
Sales percentage:	2009	2008
Customer A	38%	34%
Customer B	11%	11%
Customer C	13%	1%
Customer D	6%	17%

The Company had net receivables (as a percentage of total receivables) from the above customers at September 30, 2009 and 2008 as follows:

Accounts receivable percentage:	2009	2008
Customer A	30%	34%
Customer B	15%	10%
Customer C	16%	0%
Customer D	0%	16%

Customer D allowed its contract with the Company to expire as of March 20, 2009.  Winland expects minimal sales to Customer D during the remainder of 2009 as it sells remaining raw and finished goods inventory to Customer D.

Winland Electronics, Inc.

Notes to Consolidated Financial Statements

Note 4.  Loss per Common Share

Loss per share: Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share.  For the three and nine months ended September 30, 2009 and 2008, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would not have had any dilutive impact.  For the three months ended September 30, 2009, there were 5,565 potentially dilutive shares with no potentially dilutive shares for the three months ended September 30, 2008.  There were no potentially dilutive shares for the nine months ended September 30, 2009 with 1,274 potentially dilutive shares for the nine months ended September 30, 2008.

Note 5.  Inventories

The components of inventories were as follows net of reserves:

($ in thousands)	September 30, 2009	December 31, 2008
Raw materials	$2,612	$2,923
Work in progress	238	423
Finished goods	967	991
Total	$3,817	$4,337

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $651,000 at September 30, 2009 and $569,000 at December 31, 2008.

Note 6. Allowance for Rework and Warranty Costs

Winland provides a limited warranty to its OEM customers who require Winland to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $51,000 at September 30, 2009 and $80,000 at December, 31, 2008.

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended September 30,
($ in thousands)	2009	2008
Balance, Beginning	$45	$175
Accruals for products sold	36	23
Expensing of specific warranty items	(30)	(48)
Balance, Ending	$51	$150

	For the Nine Months Ended September 30,
	2009	2008
Balance, Beginning	$80	$160
Accruals for products sold	86	263
Expensing of specific warranty items	(83)	(273)
Change in estimate	(32)	-
Balance, Ending	$51	$150

Winland Electronics, Inc.

Notes to Consolidated Financial Statements

Note 7. Stock-Based Awards

For the three months ended September 30, 2009, the Company did not grant any options.  For the nine months ended September 30, 2009, the Company granted 34,000 options which had weighted average grant date fair values of $0.51 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 81.9%, a risk-free interest rate of 2.6% and expected option lives of 8.6 years.

Compensation expense associated with stock based compensation plans was $72,000 and $202,000 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, there was $121,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.2 years.

Note 8.                      Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of September 30, 2009 and 2008, the Company calculated its estimated annualized effective tax rate at -7% and 21%, respectively after recording a full deferred tax asset valuation allowance.  The Company recognized an income tax expense of $150,000 for uncertain tax positions and AMT taxes based on its $1,384,000 pre-tax loss for the nine months ended September 30, 2009 compared to an income tax benefit of $128,000 based on its $1,155,000 pre-tax loss for the nine months ended September 30, 2008.  No income tax benefit has been provided for the three months ended September 30, 2009 due to a 100% valuation allowance.

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

The Company files income tax returns in the U.S. federal and state jurisdictions and is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2007 tax years and the State of Minnesota for its 2003 through 2006 tax years.   The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for ASC 740, Income Taxes.  An additional $129,000 of unrecognized tax benefits was recorded for the nine months ended September 30, 2009 for changes in opinion on positions taken in these open years. The years 2004 through 2008 remain open for examination by other state agencies.

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of September 30, 2009 and 2008, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

Given the fact that the Company is currently under audit by the IRS and the State of Minnesota, it is possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next year.  An estimate of the range of such gross changes cannot be made at this time.   The Company expects that any changes would have a significant impact on its effective tax rate and expected cash receipts for income taxes refundable within the next year.

Winland Electronics, Inc.

Notes to Consolidated Financial Statements

Note 9. Financing Arrangement

On September 30, 2009, the Company and Marshall and Ilsley (M&I) Bank of Milwaukee, WI entered into Amendment 14 to the Credit and Security Agreement (“Credit Agreement”) dated June 30, 2003.  The Credit Agreement, as amended, provides a $2.5 million secured revolving credit facility which may be borrowed, repaid and re-borrowed from time to time until its maturity on June 28, 2010.  Loans under the Credit Agreement, as amended, will bear interest at either a base rate of 5.0 percent or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 3.5 percent, which ever rate is higher.  The rate as of September 30, 2009 was 5.0%, the base rate.  The outstanding balance under this revolving credit facility was $506,000 as of September 30, 2009.  The amendment did not result in any debt modification.

Note 10. Recently Issued Accounting Pronouncements

Effective September 15, 2009, Winland adopted FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”).  The ASC is effective for interim and annual periods ending after September 15, 2009.  All accounting literature not included in the Codification will be non-authoritative.  The adoption of this ASC did not impact the Company’s financial statements or its results of operations.

Effective January 1, 2009, Winland adopted ASC Topic 810, Consolidation.  Topic 810 requires all entities to report noncontrolling interests as equity in the consolidated financial statements.  The adoption of Topic 810 did not have an impact to the Company’s financial statements or results of operations.

Effective January 1, 2009, Winland adopted ASC Topic 820, Fair Value Measurements and Disclosures.  Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of Topic 820 did not have an impact to the Company’s financial statements.

Effective July 1, 2009, the Company adopted, on a prospective basis, ASC Topic 855, Subsequent Events. The provisions of Topic 855 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Additionally, it requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. For the three and nine months ended September 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 on November 12, 2009.

ITEM 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland Electronics, Inc. is a manufacturer providing a variety of products to customers predominantly within the transportation, industrial, instrumentation and medical market sectors primarily in North America.  The Company operates in two business segments:  Electronic Manufacturing Services (EMS) and Proprietary Products.  EMS provides complete product realization services to OEM customers by providing value-added services which include product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, and legacy support.  Proprietary Products develops and markets an established family of environmental security products that can monitor critical environments.  The Company’s security products include simple and sophisticated microprocessor and mechanically controlled sensors and alarms that monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

EXECUTIVE SUMMARY

As a whole, sales from Winland’s EMS customers declined during the third quarter ended September 30, 2009, reflecting continuing weakness in most of our customers’ demand and the resulting reluctance to place production orders and carry inventory. Sales of proprietary products are showing a modest increase sequentially, primarily due to expanded marketing and sales efforts initiated throughout the year.

We have taken steps throughout the past several quarters to better align our cost structure to reduced sales, including the deferring of certain expenses, the reduction of personnel and the elimination of discretionary expenses. Top priorities are our continuing efforts to increase sales with existing and new customers, combined with achieving and maintaining a cost structure appropriate for a sustainable business.

In spite of the decline in sales, we were encouraged by increases in requests for quotations on new products from long-term customers, as well as the number of small but growing orders from customers acquired during the last three to four months. We have also begun to see quote requests coming from divisions and subsidiaries of existing customers with whom we have not previously been given opportunities to quote. We believe these new opportunities are the direct result of operational and quality improvements undertaken during the past several quarters that have improved cost, quality and delivery to customers.

We are equally encouraged by new manufacturing customer prospects from the medical, electronic instrumentation and industrial markets, as we continue to engage with these kinds of customers in the engineering design and prototype development stages that precede production-level manufacturing.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2009 vs.
Three and nine months ended September 30, 2008

The Company reported a net loss of $695,000 or $0.19 per basic and diluted share for the three months ended September 30, 2009 compared to net income of $118,000 or $0.03 per basic and diluted share for the same period in 2008.  The Company reported a net loss of $1,534,000 or $0.42 per basic and diluted share for the nine months ended September 30, 2009 compared to a net loss of $1,027,000 or $0.28 per basic and diluted share for the same period in 2008.

Net Sales

Net sales for the three months ended September 30, 2009 were $5,122,000, down $1,881,000 from the same period in 2008.  EMS net sales of $4,228,000 were down $1,823,000 compared to the same period last year, a 30% decrease.  Customer A sales were down $647,000.  Customer B, a medical customer whose product was designed by and transitioned from our engineering services during 2008, were up $383,000.  Customer C sales were up $181,000 compared with the same period a year ago.  Sales to Customer D, who allowed their contract to expire at the end of the March 2009, were down $1,079,000.  Net sales of Proprietary Products decreased $58,000 or 6% to $894,000 compared to a year ago primarily due to sales to our two largest distributors being down 5%.

Net sales for the nine months ended September 30, 2009 were $18,008,000, down $2,893,000 from the same period in 2008.  EMS net sales of $15,636,000 were down $2,555,000 compared to the same period last year, a 14% decrease.  Customer A sales were down $177,000.  Customer B sales were up $2,069,000.  Customer C sales were down $411,000 compared to the same period last year.  Sales to Customer D were down $2,296,000.  Net sales of Proprietary Products decreased $338,000 or 13% to $2,372,000 compared to a year ago primarily due to sales to our two largest distributors being down 15%.

Operating Loss

The Company reported an operating loss of $667,000 for the three months ended September 30, 2009 compared to operating income of $107,000 for the same period in 2008.  Gross margins decreased from 16.0% to 5.7% for the three months ended September 30, 2009 compared to the same period in 2008.  The Company’s EMS segment reported an operating loss of $332,000 for the three months ended September 30, 2009 compared to operating income of $553,000 reported a year ago.  EMS gross margins were -5.4% for the three months ended September 30, 2009 down from 11.3% in 2008 due to under utilization of fixed overhead expenses.  Operating expenses were reduced $30,000 compared to last year primarily due to the recovery of bad debts written off in 2008.  The Company’s Proprietary Products segment operating income was $133,000 for the three months ended September 30, 2009 consistent with the same period last year.  Proprietary Products segment gross margins were 42.6% for the three months ended September 30, 2009 compared to 39.8% for the same period a year ago.  Operating expenses were consistent to the same period last year with wages and benefits up $69,000 offset by a reduction of new product development expenses of $78,000.

The Company reported an operating loss of $1,297,000 and $1,079,000 for the nine months ended September 30, 2009 and 2008, respectively.  Gross margins decreased from 11.5% to 10.3% for the nine months ended September 30, 2009 compared to the same period in 2008.  The Company’s EMS segment reported operating income of $100,000 for the nine months ended September 30, 2009 compared to operating income of $630,000 reported a year ago.  EMS gross margins were 2.9% for the nine months ended September 30, 2009 down from 6.1% in 2008 due to under utilization of fixed overhead expenses.  Operating expenses were reduced $125,000 compared to last year due to reduced wages and benefits of $103,000 and advertising expense of $22,000.  The Company’s Proprietary Products segment’s operating income was $239,000 for the nine months ended September 30, 2009 compared to operating income of $60,000 last year.  Proprietary Products segment gross margins were 39.8% for the nine months ended September 30, 2009 consistent with the same period a year ago.  The $179,000 of increased income was driven by $500,000 in reduced spending on new product developments offset by $234,000 of increased wages and benefits relating to increased sales and marketing staff, $50,000 increase in advertising & promotions, $37,000 increase in commissions paid to outside rep agencies and $20,000 increased travel related expenses.

General and Administrative expenses were $468,000 down $108,000 compared to the same period a year ago primarily due to reductions in other tax expense and penalties of $51,000 related to Washington Business and Opportunity tax, reduced wages and benefits of $28,000 and reduced professional fees of $19,000.  For the nine months ended September 30, 2009, general and administrative expenses were $1,636,000 down $133,000 primarily due to reduced professional fees of $50,000, reduced wages and benefits of $37,000 and reduced other tax expense and penalties of $32,000.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three and nine months ended September 30, 2009 was $30,000 and $75,000, respectively, compared to $34,000 and $98,000, respectively, during the same period a year ago.  The Company had $506,000 outstanding on its revolving line-of-credit as of September 30, 2009 compared to a $55,000 outstanding balance at September 30, 2008.  During the nine months ended September 30, 2009, the Company incurred a one time loss of $20,000 on a sale of manufacturing equipment.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of -7% and 21% for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, the Company recognized an income tax expense of $150,000 due to recording $129,000 of unrecognized tax benefits related to tax positions previously taken and a $21,000 tax effect of provision to return differences identified subsequent to the filing of the 2008 Federal and state income tax returns.  No income tax benefit has been provided for the three months ended September 30, 2009 due to a 100% valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $209,000 and $166,000 for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, the net loss of $1,534,000 was partially offset by depreciation expense of $615,000 and net changes in working capital of $618,000.  For the nine months ended September 30, 2008, the $1,027,000 net loss was the primary driver of cash used in operations offset by depreciation expense of $611,000 and non-cash stock compensation expense of $202,000.  Cash used in investing activities was used to acquire capital equipment of $75,000 and $130,000 for the nine months ended September 30, 2009 and 2008, respectively.  Cash used in financing activities for the payment of long-term debt was $302,000 for the nine months ended September 30, 2009 compared to $397,000 for the same period in 2008.  For the nine months ended September 30, 2009 and 2008 cash was provided by borrowing against the revolving line-of-credit in the amount of $506,000 and $55,000, respectively.

The current ratio was 2.6 to 1 at September 30, 2009 and 2.8 to 1 at December 31, 2008 with working capital equaling $5.0 million and $6.0 million at September 30, 2009 and December 31, 2008.  The Company had $506,000 outstanding on its revolving line-of-credit as of September 30, 2009 with $1,872,000 available for borrowing.  The revolving line-of-credit expires on June 28, 2010, if not renewed prior to that date.

As discussed in Note 9 to the Condensed Financial Statements, the Company and M&I Bank entered into Amendment No. 14 to the Credit Agreement which reflects changes agreed to by both parties based on current economic conditions and Winland’s recent financial performance.  Management believes that its cash balance, availability of funds under the line-of-credit with M&I Bank, and anticipated cash flows from operations will be adequate to fund its cash requirements for working capital, investing and financing activities during the next twelve months.  Current conditions in the capital markets are uncertain; however, management believes that the Company will have adequate access to capital markets to fund such cash requirements.

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

Please refer to forward-looking statements as previously disclosed in Winland’s annual report on Form 10-K for fiscal year ended December 31, 2008.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Please refer to the risk factors as previously disclosed in our annual report on Form 10-K for fiscal year ended December 31, 2008.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

During the third quarter of 2009, pursuant to a request by one of its shareholders, the Company took the appropriate steps to amend its 2008 Equity Incentive Plan (the “Plan”) in order to meet the guidelines required in order for such shareholder to remain as a shareholder of the Company.  The Company made the following amendments to the Plan:

(i)	For all stock performance award grants, the Plan was amended so that there is a minimum of a one year performance period and a minimum of a three year restriction on tenure awards;

(ii)	All tenure awards will not vest more favorably than 33% each year and all performance awards will not vest earlier than the one year performance period;

(iii)
If stock performance award grants vest any earlier than before a minimum of a one year performance period, such cumulative grants will not be in excess of 10% of the total shares authorized under the Plan; and

(iv)
The Company’s Board of Directors or any Committee of the Board of Directors may not accelerate options or waive vesting periods of any awards except in the case of death, disability, retirement or change in control, unless it is for shares not in excess of 10% of the total shares authorized under the Plan,

ITEM 6.                      EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Date: November 12, 2009	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended September 30, 2009	Commission File No. 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002