Form 10-K
period 2009-12-31
WINLAND ELECTRONICS INC
filed 2010-03-19
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2009 was $2,447,331 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,686,435 shares of Common Stock, $.01 par value, outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2010 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS

General

Winland Electronics, Inc. (“Winland”, “Company”, “we” or “our”) was incorporated as a Minnesota corporation in October 1972.  Winland designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization.  Revenues from OEM customers provided 85.8% of Winland’s total revenue in 2009. In addition to the electronic design and manufacturing services Winland provides to OEM customers, the Company has designed and marketed for more than 20 years a proprietary line of environmental monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 14.2% of the Company’s total revenue in 2009.

Segments

Winland designs, produces and distributes products in two segments defined as “Electronic Manufacturing Services (“EMS”) for OEM Customers” and “Proprietary Products,” primarily for the security industry.

Winland’s EMS segment consists of the design and manufacture of printed circuit board assemblies and higher level products sold mainly to OEM customers.  Winland offers complete solutions to OEM customer needs by providing value-added services that complement its contract manufacturing capabilities.  This is part of a “concept to product realization” strategy, the elements of which may include, among other things, product concept studies, product design, printed circuit board design, design for manufacturing, higher level assembly and box build, repair service, and legacy support.  These services differentiate Winland from many of its competitors and are intended to increase customer satisfaction, confidence, and loyalty.  Winland views EMS customers as strategic partners and works to provide these partners with high levels of production flexibility, product quality, on-time delivery, cost efficiency and engineering proficiency.

Winland’s proprietary products segment represents an established line of environmental security products that can monitor critical environments including simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

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

EMS Sales

Winland provides design and manufacturing services to OEM customers in such industries as the medical, industrial, transportation and scientific instrumentation market segments.  Winland’s management believes that its direct sales force and industry network relationships effectively provide Winland an opportunity to gain market share in targeted market segments within the EMS industry.  One of Winland’s key marketing and growth objectives is to form long-term business partnerships with prospective OEM customers by working directly with the customers’ design, manufacturing and supply chain leaders to ensure alignment of Winland’s value proposition and fulfillment strategies with the customer’s products and business models.  The intent is to create a degree of technological interdependence between Winland and its customer. With this in mind, Winland has worked to identify new OEM customers that need a broad range of EMS services in addition to their manufacturing needs.  Winland’s growth plan is based on providing its OEM customers a strong value proposition, with a customer-intimate strategy that is centered in exceptional service, application-specific technical expertise, exceptional quality and strategic business model alignment.

Proprietary Products Sales and Distribution

Winland markets and sells its proprietary products primarily through an established network of distributors, dealers, security installers and integrators.  Winland employs three experienced full-time sales professionals, including an International Sales Manager who is also a Product Manager, an Eastern Regional Sales Manager and a Western Regional Sales Manager. In addition, the Company has engaged four independent manufacturers’ sales representative organizations who are responsible for territory-based commissioned sales. This distribution network is primarily located in the United States, Canada, Mexico and Europe.

Competition

Winland’s business includes the design and manufacture of custom electronic controls and assemblies for OEM customers and the development and marketing of proprietary security/industrial products. The contract electronic design and manufacturing services industry is very competitive, both domestically and internationally.

Beginning in mid-2008, the Company began a series of improvement initiatives intended to expand and diversify its customer base, reduce waste and inefficiency, improve quality, delivery, performance and service, and refine and redefine its value and service proposition. The Company began by attracting top-tier EMS industry talent, revising and optimizing business systems, upgrading manufacturing processes, and adopting quality-optimizing Six Sigma methodologies.

Competition among the security industry has increased in the last several years as additional companies have introduced competing products.  Significant competitive factors in the market for security products include product effectiveness and features, price, reliability and company reputation.  Winland believes that it competes favorably with respect to product effectiveness, features, price and reliability.  However, given its size and relatively small presence in this market, many of Winland’s competitors have an advantage by being larger, better-known and better-financed.

Source of Raw Materials

Raw material components and some subassemblies are purchased from outside vendors, monitored through a vendor qualification process and inspected in accordance with Winland’s inspection policies before being incorporated into products.   Certain purchased components and subassemblies are manufactured to design specifications furnished by Winland, while others are standard off-the-shelf items.  Winland utilizes multiple sources for the off-the-shelf components, but generally maintains only one source for the items manufactured to design specifications.  However, alternative sources are available should the Company’s existing source be unable to perform.  In addition to manufacturing its own products, Winland has contracted with companies to provide both finished goods assemblies and component assemblies designed to their specifications.

Significant Customers

Winland has worked to develop long-term, mutually beneficial relationships with its OEM customers.  Due to the nature of Winland’s contract manufacturing relationships, there is a significant degree of dependence between both the customers and Winland.  Winland retains the identity of its customers due to the competitive nature of the contract manufacturing industry.  Net sales to Customer A were $8.7 million, or 38.7% of total net sales in 2009 and $9.5 million, or 33.2% of total net sales in 2008.  Customer A is a Minnesota based onboard fleet management solutions provider for the trucking industry.  Net sales for Customer B were $2.6 million, or 11.5% of total net sales in 2009 and $3.2 million, or 11.0% of total net sales in 2008.  Customer B is a global leader in the manufacture of compact, professional electronic test tools, and is based in Washington.    Net sales to Customer C were $2.5 million, or 11.2% of total net sales in 2009 and $1.0 million, or 3.7% of total net sales in 2008.  Customer C is a Florida based medical products company.  Net sales to Customer D were $1.4 million, or 6.4% of total net sales in 2009 and $4.5 million, or 15.9% of total net sales in 2008.  Customer D is a Minnesota based air-sleep system manufacturer in the bedding industry.  No other customer equaled or exceeded 10% of net sales for 2009 or 2008.

During the fourth quarter of 2008, Customer D notified Winland of its intentions to let the Master Supply Agreement between the companies expire in March 2009.  They indicated they would be transitioning back to a single source supplier other than Winland for its electronic assemblies.  Winland worked with Customer D and its new single source supplier throughout 2009 to transition raw and finished goods inventory without interrupting Customer D’s supply chain.  As of December 31, 2009, Winland had $79,000 of raw inventory on hand specific to Customer D for which its new supplier had issued a purchase order to Winland.  Winland expects the final sale of this raw inventory to take place in 2010.

In 2009, approximately 46.1%, or $1.4 million of all of the Company’s proprietary products sales were to one of the world’s largest security products distributors, down from 48.8%, or $1.6 million in 2008.

Winland derived less than 1% of its revenues from sales outside the United States for the years ended December 31, 2009 and 2008.

Patents, Trademarks and Licenses

Winland holds federal trademark registrations for marks used in its business as follows:  WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY and ENVIROALERT.

Research and Development

Throughout 2009, Winland worked to provide complete product realization services to its OEM customers for design of industrial and medical products to be manufactured by Winland.  Winland’s product realization services include: product requirements specification; analog and digital circuit design, low power radio frequency design; embedded software design; mechanical design, 3D modeling, and custom enclosure design; printed circuit board design, rapid prototyping, production test equipment development, design for testability and design for manufacturability. Winland believes that with its internal engineering capability and approved outside engineering consultants it will be able to meet the current needs of its customer base.  OEM customer R&D programs generated $1,159,000 of net sales in 2009 compared to $1,041,000 of net sales in 2008.  In addition, Winland spent $40,000 in 2009 developing or improving its proprietary products compared to $309,000 in 2008.  This decrease in R&D was related to the completion of a new product release in early 2008.

Personnel

At December 31, 2009, Winland had 82 employees (81 full time and one part time).  During 2009 and 2008, Winland also used temporary labor services during peak production times.  Winland is not subject to a collective bargaining agreement and considers its relations with its employees to be good.

ITEM 1A.               RISK FACTORS

Based on current and known information, Winland believes that the following identifies the most significant risk factors that could affect its business. However, the risks and uncertainties Winland faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that Winland currently believes to be immaterial, that could in fact have material adverse effects on Winland’s financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

You should consider the following risk factors, in addition to other information presented or incorporated by reference into this Annual Report on Form 10-K in evaluating Winland’s business and your investment in Winland.

Winland is dependent on a small number of customers and such customer’s response to the current uncertain economic conditions.

Winland’s Electronic Manufacturing Services (EMS) product sales are dependent on a small number of original equipment manufacturer (OEM) customers with the top two customers together representing 50% of total Company sales. Accordingly, Winland is dependent on the continued growth, viability and financial stability of its largest customers, which consist of original equipment manufacturers of fleet management global positioning systems (GPS) and test and precise measurement equipment.  Winland generally does not obtain firm, long-term purchase commitments from its customers, and has often experienced reduced lead times in customer orders. Customers may cancel their orders, change production quantities, and delay production for a number of reasons. Uncertain economic conditions have resulted, and may continue to result, in some of Winland’s customers delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may continue to harm, Winland’s results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of its expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

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

Winland’s operating results, financial condition and cash flows may be adversely impacted by the affect the current global economic uncertainty has on its customers.

The current economic uncertainty has severely impacted banks and other lenders, limiting the ability of many businesses to the access of credit markets.  Winland’s customers may choose to delay or postpone purchases of products from Winland until the economy and their businesses strengthen and this may affect its operating results, financial condition and delay and lengthen sales cycles.  A continued uncertainty in the global economy could have a material adverse affect on Winland’s results of operations and financial condition.

The current capital and credit market conditions may adversely affect Winland’s access to capital, cost of capital and business operations.

The general economic and capital market conditions in the United States and the world have adversely affected businesses access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States and the world remain uncertain, Winland’s cost of debt and equity capital and the access to capital markets could be adversely affected.  Although Winland currently has access to $1,650,000, pursuant to its line of credit agreement with Marshall & Ilsley Bank (M&I), this line of credit expires in June 2010.  Although M&I has granted one year extensions on the line of credit in the past, there can be no assurance that M&I will do so in the future, and if it does grant extensions, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to Winland.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  DESCRIPTION OF PROPERTY

Winland owns its office and manufacturing facility located in Mankato, Minnesota.  The 58,000 square foot building consists of 32,500 square feet of manufacturing space, 10,000 square feet of warehouse space and 15,500 square feet of office space, all of which is used by Winland.   Management believes the current facility adequately supports its current and near future operations.  Management carries insurance on its property and believes it is adequately covered.  The office and manufacturing facility has a net book value of $2,277,000 including land and is subject to a mortgage with an aggregate debt of $552,000 as of December 31, 2009.

ITEM 3.                  LEGAL PROCEEDINGS

 None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and ages of all of the Company’s executive officers and the positions held by them are listed below.

Name	Age	Position

Thomas J. de Petra	63	President and Chief Executive Officer

Glenn A. Kermes	49	Executive Vice President and Chief Financial Officer

Warren E. Mitchell	49	Vice President of Operations and Supply Chain

David A. Kuklinski	48	Vice President of Sales and Marketing

Thomas J. de Petra was appointed Chief Executive Officer and President on May 6, 2008, and has been a Director of the Company since 1994. Mr. de Petra founded and was the president of Vantage Advisory Services LLC, providing management consulting and business advisory services. While serving as a self-employed management consultant, from 1996 to 2008, Mr. de Petra served in various interim executive officer roles. Mr. de Petra also served as Chief Executive Officer of Nortech Forest Technologies, Inc., a publicly traded company, from February 1996 to June 1997.

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

Winland’s Common Stock is listed on the NYSE AMEX under the symbol WEX.  The following table sets forth the high and the low market closes, as reported by NYSE AMEX during 2009 and 2008.

Fiscal Year Ended December 31, 2009	Low	High

First Quarter	$0.43	$0.77
Second Quarter	$0.50	$0.80
Third Quarter	$0.65	$0.92
Fourth Quarter	$0.71	$0.87

Fiscal Year Ended December 31, 2008	Low	High

First Quarter	$1.95	$2.44
Second Quarter	$1.52	$2.08
Third Quarter	$0.89	$1.60
Fourth Quarter	$0.39	$0.95

On March 15, 2010, the fair market value of Winland’s Common Stock was $1.15 based on the closing sale price quoted by NYSE AMEX on that date.  As of December 31, 2009, Winland had approximately 382 registered shareholders of record.

Winland has never paid cash dividends on its Common Stock.  The Board of Directors presently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on Common Stock in the foreseeable future.

ITEM 6:                  SELECTED FINANCIAL DATA

None.

ITEM 7:                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE SUMMARY

Over the course of 2009, the Company began to see improvements which were based on its efforts which began in 2008, to achieve best-in-class ranking within the low-volume, high mix, regional electronic manufacturing services market space. The gains that Winland has made – solid new customer acquisitions, robust quoting activity and improvements in customer performance – have not come rapidly enough to dim the reality of its 2009 operating performance. As Winland worked to improve its results with customers, it also tightly managed cash and credit capacity.  Winland completed two staff reductions without any significant severance payments and initiated cost containment and deferral programs that included a freeze on capital expenditures and a modest wage reduction.

Throughout 2009, Winland struggled with the combined impact of a difficult economy, the departure of several significant OEM customers and the long sales cycle that characterizes the electronic manufacturing services industry. Beginning in the first quarter of 2009, all but one of our EMS customers required that we either halt or significantly reduce production of their products to avoid the buildup of inventories in the absence of known demand from their customers. As a result, most of our customers who had historically provided us with production forecasts ranging from three to nine months, cautiously reduced their order visibility to only a few weeks. Within our EMS business segment, this level of caution remained until the fourth quarter, when some customers began to provide us production forecasts into the first two quarters of 2010.

Our first priority remained identifying and winning new business opportunities. We had a number of new customer wins that started with limited engagements, prototypes, qualification builds and design engineering projects that transitioned to manufacturing. These new relationships help us diversify our sales base and fit very well into the low-volume, high mix business model that best aligns Winland’s capability to the quality, delivery and service requirements of our customers. We attracted new customers in the fields of transportation safety systems, scientific instrumentation and optical systems for industrial and aerospace applications. We expanded our customer reach into the medical device field with new design and development activity that is now in production. Through the efforts of our design engineering department, we are a Premier Design Partner of Cymbet Corporation, a leader in solid state energy storage and energy harvesting power management solutions. In a variety of applications, including Winland’s wireless temperature and humidity sensors, Cymbet products eliminate the use of traditional batteries. We believe our design and development expertise with this technology has both design and manufacturing revenue potential with EMS customers and our Winland proprietary products.

During the second, third and fourth quarters of the year, our quality and on-time delivery performance, for the first time, each exceeded 99%. This level of customer performance is consistent with our objectives of customer satisfaction and retention, long-term growth and value creation for our shareholders. This customer performance has also earned us new opportunities to quote additional programs from existing customers that were not previously open to us. From October through the end of 2009, our quote activity increased four or five-fold from previous quarters, the cause of which we believe is increasing confidence by customers in the economic outlook, as well as escalating trust in Winland’s ability to be price-competitive, while exceeding the customer performance of our peers.

Sales of Winland’s proprietary line of critical environment monitoring solutions declined, but to a significantly lesser degree than our EMS business. This modest decline in sales was primarily due to our aggressive investment in supporting our distribution channel, including our decision to hire eastern and western regional sales managers and engage, over the course of the year, four regional domestic manufacturers’ representative organizations and one Canadian representative organization. These actions increased market awareness of our product line among distributors and security integrators, providing them new commercial door-opening sales opportunities as an alternative to their declining residential market segment.

RESULTS OF OPERATIONS – 2009 vs. 2008

The Company reported a net loss of $1,531,000 or $0.42 per basic and diluted share for the year ended December 31, 2009 compared to the $1,028,000 net loss or $0.28 per basic and diluted share for the same period in 2008.  The increase in net loss was driven by a $6,118,000 decrease in net sales compared to a year ago.  Under utilization of manufacturing fixed costs due to lower sales was the primary reason for the increased loss.

Net Sales

Net sales for the year ended December 31, 2009 were $22,547,000 down $6,118,000 or 21% compared to the same period in 2008.  EMS net sales declined 24%, or $5,936,000 to $19,356,000 during 2009, compared to a year ago.  Customer D, who transitioned to a different supplier during 2009 accounted for $3,100,000 of this decrease.  In addition, Winland’s top two customers’ sales were down $1,366,000.  These declines in sales were partially offset by Customer C’s increased sales of $1,480,000.  In addition, Winland had sales of $1,796,000 from three other customers in 2008 each of who did not place orders with Winland in 2009.  Sales from engineering services increased $160,000 to $1,160,000 for the year ended December 31, 2009 compared to 2008.  These sales are part of EMS net sales noted above.  Proprietary products net sales declined 5% to $3,191,000, a $182,000 decrease compared to a year ago.  Sales to Winland’s largest distributor were down $164,000 compared to 2008.

Operating Loss

The Company reported an operating loss of $1,903,000 and $1,017,000 for the years ended December 31, 2009 and 2008, respectively.  Gross margin percentage of 10.0% in 2009 was down from the 12.2% reported for 2008.  Continuing under utilization of manufacturing fixed costs during 2009 contributed to the decreased margin percentages.  Winland partially offset this under utilization by making significant improvements in its manufacturing and procurement processes resulting in reduced warranty expense of $102,000 and reduced obsolescence expenses of $77,000, reducing its workforce resulting in reduced wages and benefits of $479,000.  In addition, the Company’s research and development expenses decreased $326,000 due to significantly less new product development costs incurred in 2009 as compared to 2008.

The Company’s EMS segment had an operating loss of $103,000 for 2009 compared to operating income of $1,099,000 for 2008.  EMS gross margins were 2.2% and 7.3% for 2009 and 2008, respectively.  Decreased sales and the under utilization of manufacturing fixed costs were the primary factors driving the loss partially offset by reduced wages and benefits of $439,000, warranty expenses of $102,000 and reduced obsolescence expenses of $77,000.  In addition, the Company’s research and development expenses decreased $326,000 due to significantly less new product development costs incurred in 2009 as compared to 2008.

The Company’s Proprietary products segment operating income increased $137,000 for 2009, to $264,000 compared to a year ago.  Gross margins improved from 40.7% to 41.6% as the result of improved manufacturing processes.  During 2009, Winland continued investing in its sales and marketing efforts by hiring two experienced, industry specific regional sales managers and contracted with four regional distribution representative agencies.  While this investment led to higher salaries expenses and commission fees, sales were able to remain comparable with a year ago avoiding the potential of significant declines due to the economy.  The increased costs were offset by reduced spending on the Company’s new product development.

For 2009, General and Administrative expenses decreased $179,000.  During 2009, Winland reduced staff leading to reduced salaries expenses of $94,000.  In addition, in 2008 Winland incurred increased business and occupation tax expense and associated penalties totaling $29,000 paid to the State of Washington for multiple tax years being filed at once.  For segment reporting purposes, General and Administrative expenses are shown as “Other” as discussed in Note 2 to the Financial Statements.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income.  Interest expense for 2009 was $99,000 compared to $126,000 during the same period a year ago.  This decrease relates to the reduced outstanding balances on Winland’s notes payable and capital lease obligations during 2009 as compared to 2008.

Income Tax

Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  During 2009 and 2008, Winland recorded a $106,000 and $271,000 tax valuation allowance, respectively, related to its deferred tax assets.  The Company recognized income tax benefit of $481,000 for the year ended December 31, 2009, primarily the result of carrying back 2009’s net operating loss to tax years 2004 and 2005 due to the Worker, Homeownership and Business Assistance Act of 2009, net of an adjustment to unrecognized tax benefits of $129,000.  In comparison, the Company recognized an income tax benefit of $89,000 for the year ended December 31, 2008, primarily the result of the valuation allowance on its net deferred tax assets.  As discussed in Note 6 to the Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of (24)% and (8)% for 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For 2009, the Company’s operating activities used cash of $30,000 as its net operating loss and changes in working capital were almost entirely offset by non-cash adjustments for depreciation, stock compensation and losses on disposal of equipment.  In comparison, operating activities used cash of $74,000 as its net operating loss and changes in working capital were almost entirely offset by non-cash adjustments for depreciation, stock compensation and deferred taxes for 2008.  Cash used in investing activities was used to acquire capital equipment of $264,000 and $237,000 for 2009 and 2008, respectively.  Cash of $392,000 and $512,000 for 2009 and 2008, respectively, was used to pay down long-term debt.  For 2009, $367,000 of cash was provided by borrowings on the Company’s revolving line-of-credit.  Cash provided from the exercise of stock options and issuance of common stock was $10,000 and $27,000 for 2009 and 2008, respectively.

The current ratio was 3.1 to 1 at December 31, 2009 and 2.8 to 1 at December 31, 2008.  Working capital equaled $4.9 million on December 31, 2009, compared to $6.0 million on December 31, 2008.

At December 31, 2009 and 2008, the outstanding balance on the revolving credit agreement was $367,000 and $0, respectively.  At December 31, 2009, $1,650,000 was available for borrowing under the terms of this agreement compared to $3,193,000 available as of December 31, 2008.  The significant change in available borrowings between years was the result of Amendment No. 14, as described below, which reduced the maximum line from $4,000,000 to $2,500,000.  During 2009, Winland and M&I amended the Company’s revolving credit agreement based on changes in the banking industry due to the economy and Winland’s recent financial performance.  Summaries of each amendment are as follows:

On June 30, 2009, Winland and M&I executed Amendment No. 13 to Credit Agreement, which further amended the Credit and Security Agreement dated June 30, 2003.  This amendment amends the definition of “Maturity Date” to be June 28, 2010, changes the definition of LIBOR rate to read three percent (3.00%), changed how the revolving note shall accrue interest to be the greater of four and one-half percent (4.50%) per annum or the LIBOR Rate and reduced the Company's minimum tangible net worth to $8,000,000 as of the end of each fiscal quarter commencing June 30, 2009.

On September 30, 2009, Winland and M&I executed Amendment No. 14 to Credit Agreement, which further amended the Credit and Security Agreement.  This amendment amends the definition of Borrowing Base to be the lesser of the maximum line or 80% of eligible accounts, reduces eligible accounts by the amounts from Customer A in excess of 40% concentration and all other customers in excess of 15% concentration, reduced the maximum line from $4,000,000 to $2,500,000, changed the interest the revolving note shall bear to be the minimum of 5% per annum or the LIBOR rate along with reducing the Company's minimum tangible net worth to $7,300,000 as of the end of each fiscal quarter commencing September 30, 2009.

On December 31, 2009, Winland and M&I executed Amendment No. 15 to Credit Agreement, which further amended the Credit and Security Agreement.  This amendment amends the definition of borrowing base to be the lesser of the Maximum Line or 80% of Eligible Accounts less both the Company’s accrued liability for warranties and outstanding amounts for the rendition of engineering services by the Borrower, reduces eligible accounts by the amounts from Customer A in excess of 35% concentration as of December 31, 2009 with a 5% reduction in allowable concentration every six months thereafter and requires management to furnish the borrowing base certification on a weekly basis along with a detailed aging of the Company’s outstanding accounts receivable.

The Company’s management believes that its cash balance, availability of funds under the line of credit agreement with M&I, and anticipated cash flows from operations will be adequate to fund its cash requirements for working capital, investing and financing activities during the next year assuming the line of credit is extended at June 28, 2010.  Current conditions in the capital markets are uncertain; however, management believes the Company will have adequate access to capital markets to fund such cash requirements if M&I does not extend the line of credit agreement.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 6 of the Financial Statements, Winland has liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as long-term tax liabilities in Winland’s balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Winland is not able to reasonably estimate when it would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of its obligations will materially affect its liquidity.

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

Revenue recognition occurs for engineering design services as services are completed.  Winland had an agreement with one particular customer to amortize the cost of engineering design services as part of the piece part cost of the manufactured unit.  For the year ended December 31, 2008, the customer had paid Winland approximately $31,000 for these services.  The cost was amortized to the customer’s units during 2009.  These payments were classified as unearned revenue and recorded in Other Accrued Expenses on the balance sheet as of December 31, 2008.

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

Inventory Valuation. Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated reserve for slow moving and obsolete inventories was $562,000 and $569,000 as of December 31, 2009 and 2008, respectively.  Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. It is possible that significant charges to record inventory at the lower of cost or market may occur in the future if there is a further decline in market conditions.

Long-lived Assets. Net long-lived assets amounted to $4.3 million at December 31, 2009.  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.

While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets are less than the book value and recognize an impairment charge. Such impairment would adversely affect earnings.

Allowance for Doubtful Accounts.  Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  Bad debt expense for the year ended December 31, 2009 was $51,000 offset by collection of $60,000 for a previously written off bad debt.   Bad debt expense for the year ended December 31, 2008 was $109,000.  The Allowance for Doubtful Accounts was $49,000 and $127,000 at December 31, 2009 and 2008, respectively.

Allowance for Rework and Warranty Costs.  Winland provides a limited warranty to its OEM customers who require it to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $45,000 and $80,000 as of December 31, 2009 and 2008, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Deferred Taxes.  Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income during the period that deductible temporary differences and carry-forwards are to be available to reduce taxable income.  As of December 31, 2009 and 2008, Winland recorded a $377,000 and $271,000 tax valuation allowance, respectively related to our deferred tax assets because of uncertainties related to the ability to utilize certain Federal and state net loss carry-forwards due to our historical losses and net tax operating loss carry-forward position. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which Winland’s deferred tax assets are recoverable.   In addition, Winland reevaluates the technical merits of its tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although Winland believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on Winland’s effective tax rate in future periods.

Subsequent events:  The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective September 15, 2009, Winland adopted FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”).  FASB ASC is effective for interim and annual periods ending after September 15, 2009.  All accounting literature not included in the Codification will be non-authoritative.  The adoption of this FASB ASC did not impact the Company’s financial statements or its results of operations.

Effective January 1, 2009, Winland adopted FASB ASC 810, Consolidation.  FASB ASC 810 requires all entities to report non-controlling interests as equity in the consolidated financial statements.  The adoption of FASB ASC 810 did not have an impact to the Company’s financial statements or results of operations.

Effective January 1, 2009, Winland adopted FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of FASB ASC 820 did not have an impact to the Company’s financial statements.

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Winland’s forward- looking statements generally relate to its purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward looking statements. As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

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

●	some of Winland’s customers are not large, well-established companies and the business of each customer is subject to various risks such as market acceptance of new products;

●	the current economic crisis in the United States and the world has had a negative impact on nearly all businesses, including uncertainty among Winland’s customers;

●
Winland’s current customers may choose to delay or postpone purchases of products from Winland until the economy and their businesses stabilize and this may affect Winland’s operating results, financial condition and delay and lengthen sales cycles;

●	an overall uncertainty in economic activity may also have a negative impact on Winland’s customer’s ability to pay for the products or services they purchase from Winland;

●	Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile;

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are at the pages set forth below:

Reports of Independent Registered Public Accounting Firms for Years Ended December 31, 2009 and 2008	17-18

Balance Sheets as of December 31, 2009 and 2008	19-20

Statements of Operations for Years Ended December 31, 2009 and 2008	21

Statements of Changes in Stockholders' Equity for Years Ended December 31, 2009 and 2008	22

Statements of Cash Flows for Years Ended December 31, 2009 and 2008	23

Notes to Financial Statements	24-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheet of Winland Electronics, Inc. as of December 31, 2009, and the related statements of of operations, changes in stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2009 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Winland Electronics, Inc.

We have audited the accompanying balance sheet of Winland Electronics, Inc. as of December 31, 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Winland Electronics Inc.’s internal control over financial reporting as of December 31, 2008 included in the Company’s Annual Report under the caption “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 17, 2009

Winland Electronics, Inc.
Balance Sheets
December 31, 2009 and 2008
(In Thousands)

	December 31,
Assets	2009	2008
Current Assets
Cash and cash equivalents	$55	$356
Accounts receivable, less allowance for doubtful
accounts of $49 and $127, respectively (Note 9)	2,823	3,901
Refundable income taxes (Note 6)	1,023	595
Inventories (Note 3)	3,039	4,337
Prepaid expenses and other assets	256	231
Total current assets	7,196	9,420

Property and Equipment, at cost (Note 4)
Land and land improvements	383	383
Building	3,052	3,052
Machinery and equipment	7,001	7,028
Data processing equipment	1,198	1,183
Office furniture and equipment	460	466
Unfinished property and equipment	172	-
Total property and equipment	12,266	12,112

Less accumulated depreciation and amortization	7,937	7,201
Net property and equipment	4,329	4,911
Total assets	$11,525	$14,331

See Notes to Financial Statements.

Winland Electronics, Inc.
Balance Sheets
December 31, 2009 and 2008
(In Thousands, Except Share Data)

	December 31,
Liabilities and Stockholders’ Equity	2009	2008
Current Liabilities
Revolving line-of-credit	$367	$-
Current maturities of long-term debt (Note 4)	380	392
Accounts payable	1,132	2,457
Accrued liabilities:
Compensation	369	446
Other	49	121
Total current liabilities	2,297	3,416

Long-Term Liabilities
Long-term debt, less current maturities (Note 4)	699	1,079
Deferred revenue (Note 5)	122	130
Other long-term tax liabilities (Note 6)	258	129
Total long-term liabilities	1,079	1,338

Total liabilities	3,376	4,754

Commitments and Contingencies (Notes 7, 8 and 10)

Stockholders’ Equity (Notes 7 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,686,435 shares 2009 and 3,669,148 shares 2008	37	37
Additional paid-in capital	5,016	4,913
Retained earnings	3,096	4,627
Total stockholders’ equity	8,149	9,577
Total liabilities and stockholders’ equity	$11,525	$14,331

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Operations
Years Ended December 31, 2009 and 2008
(In Thousands, Except Share and Per Share Data)

	December 31,
	2009	2008
Net sales (Note 9)	$22,547	$28,665
Cost of sales	20,291	25,175
Gross profit	2,256	3,490

Operating expenses:
General and administrative	2,064	2,243
Sales and marketing	1,549	1,392
Research and development	546	872
	4,159	4,507

Operating loss	(1,903)	(1,017)

Other income (expenses):
Interest expense	(99)	(126)
Other, net	(10)	26
	(109)	(100)

Loss before income taxes	(2,012)	(1,117)

Income tax benefit (Note 6)	481	89
Net loss	$(1,531)	$(1,028)

Loss per common share data:
Basic and diluted	$(0.42)	$(0.28)

Weighted-average number of common shares outstanding:
Basic and diluted	3,664,395	3,649,661

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2009 and 2008
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance on December 31, 2007	3,640,741	$36	$4,691	$5,655	$10,382
Issuance of common stock in accordance with employee stock
purchase plan (Note 7)	8,800	-	11	-	11
Issuance of common stock in accordance with employee stock
option plan (Note 7)	19,607	1	15	-	16
Stock-based compensation expense for employee stock
purchase plan	-	-	9	-	9
Stock-based compensation expense for stock options	-	-	187	-	187
Net loss	-	-	-	(1,028)	(1,028)
Balance on December 31, 2008	3,669,148	$37	$4,913	$4,627	$9,577

Issuance of common stock in accordance with employee stock
purchase plan (Note 7)	17,287	-	10	-	10
Stock-based compensation expense for employee stock
purchase plan	-	-	4	-	4
Stock-based compensation expense for stock options	-	-	89	-	89
Net loss	-	-	-	(1,531)	(1,531)
Balance on December 31, 2009	3,686,435	$37	$5,016	$3,096	$8,149

See Notes to Financial Statements.

Winland Electronics, Inc.
Statements of Cash Flows
Years Ended December 31, 2009 and 2008
(In Thousands)

	2009	2008
Cash Flows From Operating Activities
Net loss	$(1,531)	$(1,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816	817
Non-cash stock based compensation	93	196
Decrease in allowance for doubtful accounts	78	-
Deferred taxes	-	118
Loss on disposal of equipment	22	-
Changes in operating assets and liabilities:
Accounts receivable	1,000	(465)
Refundable income taxes	(428)	(206)
Inventories	1,298	371
Prepaid expenses and other assets	(25)	22
Accounts payable	(1,325)	654
Accrued liabilities, including deferred revenue and other long-term tax liabilities	(28)	(553)
Net cash used in operating activities	(30)	(74)

Cash Flows From Investing Activities
Purchases of property and equipment	(264)	(237)
Proceeds from sale of property and equipment	8	-
Net cash used in investing activities	(256)	(237)

Cash Flows From Financing Activities
Net borrowings on revolving credit agreement	367	-
Net principal payments on long-term borrowings, including capital lease obligations	(392)	(512)
Proceeds from issuance of common stock	10	27
Net cash used in financing activities	(15)	(485)

Net decrease in cash	(301)	(796)

Cash and cash equivalents
Beginning of year	356	1,152
End of year	$55	$356

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$104	$124
Cash receipts from income taxes	$183	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$-	$74

See Notes to Financial Statements.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Winland Electronics, Inc. (“Winland” or the “Company”) designs and manufactures custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization.  The Company operates in two reportable segments, Electronic Manufacturing Services (EMS) and Proprietary Products (Proprietary) as defined by The Financial Accounting Standards Board “FASB” Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”) Topic 280 Segment Reporting.

A summary of Winland’s significant accounting policies follow:

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowances for obsolete inventories, rework and warranties, valuation of long-lived assets and doubtful accounts.  Winland cannot assure that actual results will not differ from those estimates.

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

Revenue recognition occurs for engineering design as services are completed.  Winland has an agreement with one particular customer to amortize the cost of engineering design services as part of the piece part cost of the manufactured unit.  For the year ended December 31, 2008, the customer paid Winland approximately $31,000 for these services.  These payments were classified as unearned revenue and recorded in Other Accrued Liabilities on the balance sheet.  There was no unearned revenue as of December 31, 2009.

Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales. For all sales, Winland either has a binding purchase order or customer accepted and signed engineering quote as evidence of the arrangement.  Winland does not generally accept returns but does provide a limited warranty as outlined below under Allowance for Rework and Warranty Costs.  Sales and use taxes are reported on a net basis, excluding them from sales and cost of sales.

Cash and cash equivalents:  Cash and cash equivalents include money market mutual funds and other highly liquid investments defined as maturities of three months or less from date of purchase.  Winland maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Winland has not experienced any losses in such accounts.

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  Bad debt expense for the year ended December 31, 2009 was $51,000 offset by collection of $60,000 for a previously written off bad debt.   Bad debt expense for the year ended December 31, 2008 was $109,000.  The Company writes off accounts receivable when they are deemed uncollectible and record recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $49,000 and $127,000 at December 31, 2009 and 2008, respectively.

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Inventory Valuation:  Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers Management’s estimated reserve for slow moving and obsolete inventories was $562,000 and $569,000 as of December 31, 2009 and 2008, respectively.

Depreciation: Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets, as follows:

Years
Land improvements	17 – 20
Building	39 – 40
Machinery and equipment	5 – 7
Data processing equipment	3 – 7
Office furniture and equipment	3 – 7

Long-lived assets:  Net long-lived assets amounted to $4.3 million at December 31, 2009.  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.  While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets are less than the book value and recognize an impairment charge. Such impairment would adversely affect earnings.  There were no impairment losses recognized in 2009 or 2008.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty to its OEM customers who require it to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $45,000 and $80,000 as of December 31, 2009 and 2008, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Changes in Winland’s warranty liability, which is included in other accrued liabilities on the balance sheets, are approximately as follows:

	Years Ended December 31
	2009	2008
Balance, beginning	$80,000	$160,000
Accruals for products sold	106,000	209,000
Expenditures incurred	(102,000)	(272,000)
Change in estimate	(39,000)	(17,000)
Balance, ending	$45,000	$80,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Income taxes:  Income taxes are accounted for in accordance with FASB ASC Topic 740 Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, Winland considers whether it is "more likely than not," according to the criteria that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Per FASB ASC 740-10-25-5 Winland recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Fair value of financial instruments:  Management estimates that the carrying value of long-term debt approximates fair value, estimated based on interest rates for the same or similar debt offered to Winland having the same or similar remaining maturities and collateral requirements. The carrying values of cash, accounts receivable, accounts payable and revolving line-of-credit approximate their fair value due to the short-term nature of these instruments.

Loss per common share:  Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For years ended December 31, 2009 and 2008, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 402,500 and 480 weighted average shares for the years ended December 31, 2009 and 2008, respectively, as inclusion of these shares would have been anti-dilutive.

Employee stock based compensation plans:  At December 31, 2009, Winland had stock-based compensation plans, which are described more fully in Note 7.  Winland accounts for these plans under FASB ASC Topic 718-50, Employee Share Purchase Plans.

Research and development expense:  Winland expenses research and development costs as incurred. Research and development expenses of $546,000 and $872,000 were charged to operations during the years ended December 31, 2009 and 2008, respectively.

Advertising expense:  Advertising is expensed as incurred and was $52,000 and $69,000 for the years ended December 31, 2009 and 2008, respectively.

Subsequent events:  The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

Recently issued accounting pronouncements:  Effective September 15, 2009, Winland adopted FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”).  The FASB ASC is effective for interim and annual periods ending after September 15, 2009.  All accounting literature not included in the Codification will be non-authoritative.  The adoption of this FASB ASC did not impact the Company’s financial statements or its results of operations.

Effective January 1, 2009, Winland adopted FASB ASC 810, Consolidation.  FASB ASC 810 requires all entities to report non-controlling interests as equity in the consolidated financial statements.  The adoption of FASB ASC 810 did not impact the Company’s financial statements or results of operations.

Effective January 1, 2009, Winland adopted FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. The adoption of FASB ASC 820 did not impact the Company’s financial statements.

Winland Electronics, Inc.
Notes to Financial Statements

Note 2.  Segment Reporting

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

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended December 31, 2009 (unaudited)
Net sales	$3,719	$819	$-	$4,538
Gross Margin	(37)	305	-	268
Operating income (loss)	(330)	151	(427)	(606)

Three months ended December 31, 2008 (unaudited)
Net sales	$7,102	$661	$-	$7,763
Gross Margin	731	274	-	1,005
Operating income (loss)	476	60	(474)	62

Twelve months ended December 31, 2009
Net sales	$19,356	$3,191	$-	$22,547
Gross Margin	422	1,328	-	1,750
Operating income (loss)	(103)	264	(2,064)	(1,903)

Twelve months ended December 31, 2008
Net sales	$25,292	$3,373	$-	$28,665
Gross Margin	1,834	1,374	-	3,208
Operating income (loss)	1,099	127	(2,243)	(1,017)

Winland Electronics, Inc.
Notes to Financial Statements

Note 3.  Inventories

The components of inventories at December 31, 2009 and 2008 were as follows:

	December 31
	2009	2008
Raw materials	$2,202,000	$2,923,000
Work in progress	275,000	423,000
Finished goods	562,000	991,000
Total	$3,039,000	$4,337,000

Note 4.  Financing Arrangement and Long-Term Debt

Winland has a $2,500,000 revolving line of credit agreement which expires on June 28, 2010. Advances are due on demand, secured by substantially all Company assets, and are subject to a defined borrowing base equal to 80% of qualified accounts receivable.  Interest on advances accrues at the minimum of 5.0% or the monthly LIBOR rate plus three and one half percent (3.5%).  As of December 31, 2009, interest was accrued at the minimum of 5.0%.  As of December 31, 2009, $367,000 was outstanding on the revolving line of credit agreement with no balances outstanding at December 31, 2008.  At December 31, 2009, $1,650,000 was available for borrowing under the terms of this agreement.  See also (a) following.

The following is a summary of long-term debt:

	December 31
	2009	2008
6.44% mortgage note payable, due in monthly installments of $11,373,
including interest, to October 1, 2014, secured by property (a),(b)	$552,000	$649,000
6.50% note payable, paid in full in 2009	-	39,000
Capital lease obligations bearing interest ranging from 6.25% to 8.01%, due in monthly installments of $1,138 to $6,426, to December 2012,
secured by equipment	527,000	783,000
	$1,079,000	$1,471,000

Less current maturities	380,000	392,000
Total long-term debt	$699,000	$1,079,000

(a) These agreements have certain financial and non-financial covenants, which, among others, require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum debt to tangible net worth, a minimum cash flow coverage ratio, imposes limits on capital expenditures and disallows the declaration or payment of dividends.

(b) As of December 31, 2009 and 2008, Winland was in violation of the minimum cash flow coverage covenant for this agreement.  The issuing financial institution has granted a waiver of this covenant as of December 31, 2009 and 2008.

Winland Electronics, Inc.
Notes to Financial Statements

Note 4.  Financing Arrangement and Long-Term Debt (Continued)

Approximate maturities of long-term debt and future minimum lease payments on capital leases for years subsequent to December 31, 2009, are as follows:

	Long-term Debt	Capital leases
2010	$104,000	$307,000
2011	111,000	231,000
2012	118,000	30,000
2013	126,000	-
2014	93,000	-
Thereafter	-	-
Total	$552,000	$568,000

Less amount representing interest		41,000
Present value of net minimum lease payments		527,000
Less current portion		276,000
Long-term portion		$251,000

The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2009 and 2008 were as follows:

	2009	2008
Cost	$1,711,000	$1,714,000
Accumulated amortization	1,074,000	924,000
Net leased property under capital leases	$637,000	$790,000

Amortization of capital leases is included in depreciation expense.

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

Note 6.  Income Taxes

Components of income tax benefit are as follows:

	Year Ended December 31
	2009	2008
Current benefit	$481,000	$207,000
Deferred expense	-	(118,000)
	$481,000	$89,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 6.  Income Taxes (Continued)

The statutory income tax rate reconciliation to the effective rate is as follows:

	December 31
	2009		2008
Statutory U.S. income tax rate	(34	) %	(34	) %
State benefit (tax), net of federal tax effect	(4)		(4)
Research and Development Credits	6		-
Change in Valuation Allowance	4		24
Other, including permanent differences	4		6
Effective income tax benefit rate	(24	) %	(8	) %

Deferred tax assets (liabilities) consist of the following components as of December 31, 2009 and 2008:

	December 31
	2009	2008
Deferred tax assets:
Inventory	$269,000	$275,000
Allowance for doubtful accounts	19,000	49,000
Non-qualified stock options	73,000	69,000
Accrued expenses	59,000	105,000
Research Credit Carryover	137,000	116,000
Net operating loss carryforward	132,000	57,000
Other	20,000	16,000
Valuation Allowance	(377,000)	(271,000)
	332,000	416,000
Deferred tax liabilities:
Property and equipment	(288,000)	(367,000)
Prepaid expenses	(44,000)	(49,000)
	(332,000)	(416,000)
Net deferred tax assets	$-	$-

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  For the years ended December 31, 2009 and 2008, Winland recorded tax valuation allowances of $106,000 and $271,000, respectively, against its deferred tax assets.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2009 and 2008, the Company calculated its estimated annualized effective tax benefit rate at 24% and 8%, respectively.  The Company recognized an income tax benefit of $481,000 (net of the valuation allowance and an adjustment to unrecognized tax benefits of $129,000) based on its $2,012,000 pre-tax loss for year ended 2009 compared to an income tax benefit of $89,000 (net of the valuation allowance) based on its $1,117,000 pre-tax loss for year ended 2008.

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

Winland Electronics, Inc.
Notes to Financial Statements

Note 6.  Income Taxes (Continued)

The Company files income tax returns in the U.S. federal and state jurisdictions and is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2007 tax years and the State of Minnesota for its 2003 through 2006 tax years.   The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FASB ASC 740, Income Taxes.  An additional $129,000 of unrecognized tax benefits was recorded for the year ended December 31, 2009 for changes in estimate on positions taken in these open years. The years 2004 through 2009 remain open for examination by other state agencies.  A reconciliation of the unrecognized tax benefit is as follows:

	2009	2008
Beginning Balance	$129,000	$129,000
Additions for tax positions taken for open tax years	129,000	-
Ending Balance	$258,000	$129,000

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of December 31, 2009 and 2008, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

At December 31, 2009, the Company had no net operating loss carryforwards for federal purposes and $2,071,000 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2022.  At December 31, 2009, the Company had federal and Minnesota research and development tax credit carryforwards of $135,000 and $39,000, respectively, which begin to expire in the years 2026 and 2022, respectively.

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

Employee stock purchase plan:  The 1997 Employee Stock Purchase Plan (ESPP) has provided Winland employees the opportunity to purchase common stock through payroll deductions.  The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date.  The participation periods have a 6-month duration beginning in January and July of each year.  A total of 300,000 shares of common stock were authorized for issuance under the ESPP of which 127,085 have been issued.  Winland issued 17,287 and 8,800 shares for the years ended December 31, 2009 and 2008, respectively, incurring $4,000 and $9,000 of compensation expense under this plan for those years.

Stock option plans: As of December 31, 2008, Winland had one equity-based compensation plan, the 2008 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 2005 Equity Incentive Plan.  The plans are as follows:

2008 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As amended by the shareholders in May 2009, up to 500,000 shares are authorized for issuance under the plan.  Awards issued under the plan as of December 31, 2009 include 137,000 shares of incentive stock options and 44,000 nonqualified stock options of which 181,000 are outstanding and 69,000 of which are vested at December 31, 2009.  The exercise price is equal to the fair market value of Winland’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of Winland’s assets are transferred through an acquisition, merger, reorganization or other similar change of control transaction.

Winland Electronics, Inc.
Notes to Financial Statements

Note 7.  Warrants and Stock-Based Compensation Plans (Continued)

2005 Equity Incentive Plan – This plan provided grants in the form of incentive stock options, nonqualified stock options, and restricted stock.  This plan was terminated as to future grants in May 2008.  As of December 31, 2009, there were 209,000 options outstanding under this plan of which 114,800 are vested.

Winland uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	December 31
	2009	2008
Expected life, in years	5-10	5-10
Expected volatility	81.9%	69.5%
Risk-free interest rate	2.6%	3.3%
Dividend yield	0.0%	0.0%

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

Winland receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with FASB ASC 718-10-50-1, Winland revised its presentation in the Statements of Cash Flows to report any tax benefit from the exercise of stock options as financing cash flows.  For the years ended December 31, 2009 and 2008, there were no such stock option exercises and disqualifying stock dispositions.

Net cash proceeds from the exercise of stock options were $16,000 for the year ended December 31, 2008 with no options being exercised in 2009.

The following table represents stock option activity for the years ended December 31, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at January 1, 2008	371,100	$3.10
Granted	233,500	1.72
Exercised	(8,800)	1.27
Forfeited	(127,000)	3.13
Outstanding options at December 31, 2008	468,800	$2.44	5.30 Yrs	$2,000

Exercisable at December 31, 2008	154,000	$3.01	4.89 Yrs	$2,000

Outstanding options at January 1, 2009	468,800	$2.44
Granted	34,000	0.65
Exercised	-	-
Forfeited	(112,800)	2.66
Outstanding options at December 31, 2009	390,000	$2.22	5.30 Yrs	$8,500

Exercisable at December 31, 2009	183,800	$2.51	5.74 Yrs	$4,000

Winland Electronics, Inc.
Notes to Financial Statements

Note 7.  Warrants and Stock-Based Compensation Plans (Continued)

The aggregate intrinsic value of options outstanding and options exercisable is based upon the Company’s closing stock price on the last trading day of the fiscal year for the in-the-money options.

The total intrinsic value of options exercised during the year ended December 31, 2008 was $5,000. No options were exercised during the year ended December 31, 2009.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2009 and 2008 was $0.65 and $1.13, respectively.

At December 31, 2009, there was $102,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to share-based payments which is expected to be recognized over a weighted-average period of 2.1 years and will be adjusted for any future changes in estimated forfeitures.

Note 8.  Employee Benefit Plans

Pension plan: Winland has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions of up to 15% of their eligible compensation. The plan also provides for a Company-sponsored as determined by the Board of Directors. Winland contributed approximately $31,000 and $103,000 to the plan for the years ended December 31, 2009 and 2008, respectively. In addition, Winland may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2009 and 2008.

Health Savings Account:  Winland has a health savings account plan for its employees who meet certain service requirements.  The plan provides for Winland to make contributions equal to one-half the deductible limit elected by the employee.  The employee may also make contributions equal to one-half the deductible limit elected.  Winland makes contributions to the plan on a quarterly basis on the first day of each quarter.  The contributions cannot be refunded to Winland if the employee’s employment with Winland is terminated voluntarily or involuntarily.  Winland contributed approximately $130,000 and $175,000 to the plan for the years ended December 31, 2009 and 2008, respectively.

Note 9.  Major Customers

Winland has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2009 and 2008, as follows:

	2009	2008
Sales percentage:
Customer A	39%	33%
Customer B	12%	11%
Customer C	11%	4%
Customer D	6%	16%

Accounts receivable percentage at December 31:
Customer A	33%	40%
Customer B	21%	12%
Customer C	5%	2%
Customer D	2%	9%

Customer D allowed its contract with Winland to expire in March 2009.  Winland worked with Customer D to transition existing raw and finished inventories to its new supplier during 2009.  As of December 31, 2009, $79,000 of raw inventory was on hand related to Customer D which its new supplier issued a purchase order for to ship in 2010.

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

After the rights are exercisable, if Winland is acquired in a merger or other business combination, or if 50% or more of Winland’s assets are sold, each right will entitle its holder (other than the acquiring person or group) to purchase, at the then current exercise price, common stock of the acquiring entity having a value of twice the exercise price.  In connection with the adoption of the Shareholder Rights Plan, the Board of Directors has designated 60,000 shares of previously undesignated stock as Series A Junior Participating Preferred Stock. The shares have a par value of $0.01 per share and a liquidation value equal to the greater of $100 or 100 times the aggregate amount to be distributed per share to holders of common stock. Shares of Series A Junior Participating Preferred Stock are not convertible into shares of Winland’s common stock. Each share of Series A Junior Participating Preferred Stock will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $1 per share or an aggregate dividend of 100 times the dividend declared per share of common stock. Each share of Series A Junior Participating Preferred Stock has 100 votes. In the event of any merger, consolidation or other transaction in which common stock is exchanged; each share of Series A Junior Participating Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. There are no shares of Series A Junior Participating Preferred Stock outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Winland’s principal executive and financial officers evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, they concluded as of December 31, 2009, that Winland’s disclosure controls and procedures were effective to ensure that information it is required to disclose in the reports that Winland files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, principal executive and financial officers concluded as of December 31, 2009 that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that Winland files or submits under the Exchange Act is accumulated and communicated to its management, including Winland’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Winland’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Winland’s internal control system over financial reporting is designed by, or under the supervision of, its chief executive officer and chief financial officer, and is effected by its board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Winland’s internal control over financial reporting includes those policies and procedures that:

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

Winland’s management assessed the effectiveness of Winland’s internal control over financial reporting as of December 31, 2009. In making this assessment, Winland’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, Winland’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to Winland’s definitive proxy statement for its 2010 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 11.                EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to Winland’s definitive proxy statement for its 2010 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain holders is incorporated by reference to Winland’s definitive proxy statement for its 2010 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning Winland’s equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	390,000	$2.22	491,915	(1)
Equity compensation plans not approved by security holders (2)	12,500	$3.52	0
TOTALS	402,500	$2.26	491,915

(1) Includes 172,915 shares available for issuance under Winland’s 1997 Employee Stock Purchase Plan.

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

ITEM 13.                CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to Winland’s definitive proxy statement for its 2010 Annual Meeting of Shareholders under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to Winland’s definitive proxy statement for its 2010 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

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

Winland Electronics Inc.

Dated: March 19, 2010	/s/ Thomas J. de Petra
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

Signature and Title	Date

/s/ Thomas J. de Petra	March 19, 2010
Thomas J. de Petra President and Chief Executive Officer (Principal Executive Officer)

/s/ Glenn A. Kermes	March 19, 2010
Glenn A. Kermes Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Goodmanson	March 19, 2010
Thomas J. Goodmanson Director

/s/ Thomas J. Brady	March 19, 2010
Thomas J. Brady Director

/s/ Richard T. Speckmann	March 19, 2010
Richard T. Speckmann Director

/s/ Lorin E. Krueger	March 19, 2010
Lorin E. Krueger Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2009	Commission File No.: 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2
4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)
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

10.18	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005 (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for quarter ended June 30, 2005)
10.19	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.6 to Form 10-QSB for quarter ended June 30, 2005)
10.20	Amendment No.7 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2006)
10.21	Amendment No.8 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2006)
10.22	Master Lease Agreement between the Company and M&I Marshall & Ilsley Bank dated June 28, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2006)
10.23	Compensation Arrangements for Directors as of January 1, 2006 (Incorporated by reference to Exhibit 10.28 to Form 10-KSB for year ended December 31, 2005)**
10.24	Employment Agreement dated January 23, 2007 between the Company and Lorin E. Krueger (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 23, 2007) **
10.25	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **
10.26	Employment Agreement dated February 5, 2007 between the Company and Terry E. Treanor (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2007) **
10.27	Employment Agreement dated February 14, 2007 between the Company and Dale A. Nordquist (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 14, 2007) **
10.28	Employment Agreement dated February 3, 2007 between the Company and Gregory W. Burneske (Incorporated by reference to Exhibit 10.29 to Form 10-KSB for year ended December 31, 2006) **
10.29	Amendment No.9 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2007)
10.30	Amendment No.10 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 22, 2007)
10.31	Separation Agreement between the Company and Lorin E. Krueger dated October 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2007)**
10.32	Amendment to Employment Agreement between the Company and Glenn A. Kermes dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2007)**
10.33	Separation Agreement between the Company and Terry E. Treanor dated February 13, 2008 (Incorporated by reference to Exhibit 10.35 to Form 10-K for year ended December 31, 2008) **

10.34	Employment Agreement dated May 6, 2008 between the Company and Thomas J. de Petra (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 8, 2008) **
10.35	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended May 6, 2006 (Incorporated by reference to Form S-8 dated September 5, 2008)**
10.36	2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 6, 2008 and filed on May 12, 2008)**
10.37
Amendment No.11 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 30, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2008 and filed on July 25, 2008)

10.38
Amendment No.12 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated October 27, 2008 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2008)

10.39	Winland Electronics, Inc. 2008 Equity Incentive Plan as amended May 5, 2009 (Incorporated by reference to Form S-8 dated June 10, 2009)**
10.40	Amendment No.13 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated Jun 30, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed on June 30, 2009)
10.41
Amendment No.14 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2009 and filed on October 6, 2009)

10.42
Amendment No.15 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated December 31, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2009 and filed on January 6, 2010)

23.1*	Consent of Baker Tilly Virchow Krause, LLP
23.2*	Consent of McGladrey & Pullen, LLP
24.1*	Power of Attorney for Thomas J. de Petra, Glenn A. Kermes, Lorin E. Krueger, Richard T. Speckmann, Thomas J. Goodmanson, Thomas J. Brady (included on signature page of this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*  Filed herewith.
**  Management agreement or compensatory plan or arrangement.