Form 10-Q
period 2010-03-31
WINLAND ELECTRONICS INC
filed 2010-04-30
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,686,435 shares of Common Stock, $.01 par value, outstanding as of April 28, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$-	$55
Accounts receivable, less allowance for doubtful accounts of $55
and $49, respectively	2,852	2,823
Refundable income taxes	1,021	1,023
Inventories, less allowance for obsolescence of $619 and
$562, respectively	3,865	3,039
Prepaid expenses and other assets	287	256
Total current assets	8,025	7,196

Property and equipment at cost	12,035	12,266
Less accumulated depreciation	(7,897)	(7,937)
Net property and equipment	4,138	4,329
Total assets	$12,163	$11,525

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Checks written in excess of bank balances	$123	$-
Revolving line of credit agreement	546	367
Current maturities of long-term debt	387	380
Accounts payable	1,922	1,132
Accrued expenses:
Compensation	504	369
Other	75	49
Total current liabilities	3,557	2,297

Long Term Liabilities
Long-term debt, less current maturities	600	699
Deferred revenue	120	122
Other long term tax liabilities	258	258
Total long-term liabilities	978	1,079

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,686,435 shares as of March 31, 2010 and December 31, 2009	37	37
Additional paid-in capital	5,034	5,016
Retained earnings	2,557	3,096
Total stockholders' equity	7,628	8,149
Total liabilities and stockholders' equity	$12,163	$11,525

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net sales	$4,544	$7,152
Cost of sales	4,127	6,076
Gross profit	417	1,076

Operating expenses:
General and administrative	460	626
Sales and marketing	377	368
Research and development	105	147
Total operating expenses	942	1,141

Operating loss	(525)	(65)

Interest Expense and Other:
Interest expense	(21)	(23)
Other income (expense), net	9	(15)
Total other expense	(12)	(38)

Loss before income taxes	(537)	(103)

Income tax expense	(2)	(22)
Net loss	$(539)	$(125)

Loss per common share:
Basic and diluted	$(0.15)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	3,686,435	3,669,148

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(539)	$(125)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	200	207
Non-cash stock based compensation	18	37
Increase in allowance for doubtful accounts	6	-
Loss (gain) on disposal of equipment	(6)	18
Changes in assets and liabilities:
Accounts receivable	(35)	36
Refundable income taxes	2	21
Inventories	(826)	224
Prepaid expenses	(31)	(50)
Accounts payable and checks written in excess of
bank balances	913	(275)
Accrued expenses, including deferred revenue and
other long term tax liabilities	159	121
Net cash provided by (used in) operating activities	(139)	214

Cash Flows From Investing Activities
Purchases of property and equipment	(9)	(30)
Proceeds from sale of property and equipment	6	7
Net cash used in investing activities	(3)	(23)

Cash flows From Financing Activities
Net borrowings on revolving credit agreement	179	33
Net principal payments on long-term borrowings,
including capital lease obligations	(92)	(121)
Net cash provided by (used in) financing activities	87	(88)

Net increase (decrease) in cash	(55)	103

Cash
Beginning	55	356
Ending	$-	$459

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$21	$23

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.   The footnotes are in thousands unless noted.

The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

Reclassifications:  Certain condensed statement of operations and segment reporting footnote disclosure amounts for the three months ended March 31, 2009 have been reclassified to be consistent with the classifications adopted for the same period ended March 31, 2010.  These reclassifications had no impact on operating loss, net loss or retained earnings.

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

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 2.  Segment Reporting (Continued)

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended March 31, 2010
Net sales	$3,697	$847	$-	$4,544
Gross profit	77	340	-	417
Operating income (loss)	(46)	86	(565)	(525)

Three months ended March 31, 2009
Net sales	$6,423	$729	$-	$7,152
Gross profit	762	314	-	1,076
Operating income (loss)	652	56	(773)	(65)

Note 3.  Major Customers

The Company has various customers that accounted for 10 percent (10%) or more of net sales for the three months ended March 31, 2010 and 2009 as follows:

	For the Three Months Ended March 31,
Sales percentage:	2010	2009
Customer A	39%	38%
Customer B	17%	12%
Customer C	10%	8%
Customer D	0%	15%

The Company had net receivables (as a percentage of total receivables) from the above customers at March 31, 2010 and 2009 as follows:

Accounts receivable percentage:	2010	2009
Customer A	50%	40%
Customer B	1%	6%
Customer C	16%	9%
Customer D	0%	2%

Note 4.  Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For the three months ended March 31, 2010 and 2009, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 401,500 and 475,300 weighted average shares for the three months ended March 31, 2010 and 2009, respectively, as inclusion of these shares would have been anti-dilutive.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 5.  Inventories

The components of inventories were as follows net of reserves:

($ in thousands)	March 31, 2010	December 31, 2009
Raw materials	$2,812,000	$2,202,000
Work in progress	305,000	275,000
Finished goods	748,000	562,000
Total	$3,865,000	$3,039,000

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $619,000 at March 31, 2010 and $562,000 at December 31, 2009.

Note 6.  Allowance for Rework and Warranty Costs

Winland provides a limited warranty to its OEM customers who require Winland to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $45,000 and $80,000 at March 31, 2010 and 2009, respectively.

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended March 31,
($ in thousands)	2010	2009
Balance, Beginning	$45	$80
Accruals for products sold	23	38
Expensing of specific warranty items	(23)	(38)
Balance, Ending	$45	$80

Note 7.  Stock-Based Awards

For the three months ended March 31, 2010, the Company did not grant any options.  For the three months ended March 31, 2009, the Company granted 12,000 options which had weighted average grant date fair values of $0.70.

Compensation expense associated with stock based compensation plans was $18,000 and $37,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, there was $85,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2 years.

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

As of March 31, 2010 and 2009, the Company calculated its estimated annualized effective tax rate at 0% and 1.4%, respectively.  The Company recognized an income tax expense of $2,000 based on its $538,000 pre-tax loss for the three months ended March 31, 2010.  The $2,000 tax effect was a provision to return difference identified subsequent to the filing of the 2009 Federal and state income tax returns.  The Company recognized an income tax expense of $22,000 based on its $103,000 pre-tax loss for the three months ended March 31, 2009.  The $22,000 tax effect was a provision to return difference identified subsequent to the filing of the 2008 Federal and state income tax returns.

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

The Company files income tax returns in the U.S. federal and state jurisdictions and is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2009 tax years and the State of Minnesota for its 2003 through 2009 tax years.   The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for ASC 740, Income Taxes.  An additional $129,000 of unrecognized tax benefits was recorded for the twelve months ended December 31, 2009 for changes in opinion on positions taken in these open years. The years 2004 through 2009 remain open for examination by other state agencies.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of March 31, 2010 and 2009, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

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

Note 9.  Financing Arrangement

On April 1, 2010, the Company and Marshall and Ilsley (M&I) Bank of Milwaukee, WI entered into Amendment 16 to the Credit and Security Agreement (“Credit Agreement”) dated June 30, 2003.  The Credit Agreement, as amended, provides a $2.0 million secured revolving credit facility which may be borrowed, repaid and re-borrowed from time to time until its maturity on March 31, 2011.  Loans under the Credit Agreement, as amended, will bear interest at either a base rate of 5.0 percent or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 3.5 percent, which ever rate is higher.  The rate as of March 31, 2010 was 5.0%, the base rate.  The outstanding balance under this revolving credit facility was $546,000 as of March 31, 2010.  The amendment did not result in any debt modification.

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

EXECUTIVE SUMMARY

Although Winland established new customer relationships over the last several quarters, sales from these new customers during the first quarter were of low impact because the transition of those customers’ new products into production quantities occurred at a slower pace than expected. As a result, sales compared unfavorably to the first quarter of 2009, but consistent with the fourth quarter of 2009. Other factors negatively impacting sales during the current quarter versus the comparable quarter in 2009 were (1) the completion of a large design engineering project with no similar offsetting project this year; (2) the transition of Select Comfort from Winland; and (3) the decline in sales from our top three customers. The impact of lower sales was high unabsorbed fixed overhead.

Although our efforts to achieve sales growth have had a slow start in the first quarter, we believe the customers we have aligned ourselves to in the past few months have excellent long-term potential and operate in diversified industries.

We experienced growth in sales of Winland’s proprietary products and continue to believe our investments in sales and marketing are essential to the Company’s long-term growth plans.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 vs.
Three months ended March 31, 2009

The Company reported a net loss of $539,000 or $0.15 per basic and diluted share for the three months ended March 31, 2010 compared to a net loss of $125,000 or $0.03 per basic and diluted share for the same period in 2009.

Net Sales

Net sales for the three months ended March 31, 2010 were $4,544,000, down $2,608,000 from the same period in 2009.  EMS net sales of $3,697,000 were down $2,726,000 compared to the same period last year, a 42% decrease.  Sales to Customer A, a Minnesota based onboard fleet management solutions provider, were down $947,000.  Sales to Customer B, a Florida based medical products company, decreased $94,000.  Customer C, a global leader in the manufacture of compact, professional electronic test tools based in Washington, had sales decrease $109,000.  Sales to Customer D, who allowed their contract to expire at the end of the March 2009, were down $1,060,000.  Net sales of Proprietary Products increased $118,000 or 16% to $847,000 compared to a year ago primarily due to sales to our largest distributor being up $106,000.

Operating Loss

The Company reported an operating loss of $525,000 for the three months ended March 31, 2010 compared to an operating loss of $65,000 for the same period in 2009.  Gross margins decreased from 15.0% to 9.2% for the three months ended March 31, 2010 compared to the same period in 2009.

The Company’s EMS segment reported an operating loss of $46,000 for the three months ended March 31, 2010 compared to operating income of $652,000 reported a year ago.  EMS gross margins were 2.1% for the three months ended March 31, 2010 down from 11.9% in 2009 due to under utilization of fixed overhead expenses.  Operating expenses increased slightly compared to the same period a year ago.

The Company’s Proprietary Products segment operating income was $86,000 for the three months ended March 31, 2010 up $30,000 compared to the same period last year.  Proprietary Products segment gross margins were 40.1% for the three months ended March 31, 2010 compared to 43.1% for the same period a year ago.  Operating expenses were $254,000, down $78,000 primarily due to a reduction of new product development expenses of $91,000, reduced marketing and advertising expenses of $14,000 offset by commissions paid to independent manufacturers’ sales representative organizations of $45,000.

General and Administrative expenses were $460,000 down $166,000 compared to the same period a year ago primarily due to reductions in audit fees of $88,000 and reduced wages and benefits of $62,000.

Research and Development expenses were $105,000 down $42,000 compared to the same period a year ago primarily due to reduced wages and benefits of $32,000.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three months ended March 31, 2010 was $21,000 compared to $23,000 during the same period a year ago.  The Company had $546,000 outstanding on its revolving line-of-credit as of March 31, 2010 compared to a $367,000 outstanding balance at March 31, 2009.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 0% and 1.4% for the three months ended March 31, 2010 and 2009, respectively.  The Company recognized an income tax expense of $2,000 based on its $537,000 pre-tax loss for the three months ended March 31, 2010 compared to an income tax expense of $22,000 based on its $103,000 pre-tax loss for the three months ended March 31, 2009.

The income tax expense as of March 31, 2010 includes a $2,000 tax effect of provision to return difference identified subsequent to the filing of the 2009 Federal and state income tax returns.  The income tax expense as of March 31, 2009 includes a $22,000 tax effect of provision to return differences identified subsequent to the filing of the 2008 Federal and state income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $144,000 for the three months ended March 31, 2010 compared to providing $214,000 of cash for the same period in 2009.  For the three months ended March 31, 2010, the net loss of $539,000 was partially offset by depreciation expense of $200,000 and net changes in working capital of $182,000.  For the three months ended March 31, 2010, the $125,000 net loss was offset by depreciation expense of $207,000, net changes in working capital of $77,000 and non-cash stock compensation expense of $37,000.  Cash used in investing activities was used to acquire capital equipment of $5,000 and $30,000 for the three months ended March 31, 2010 and 2009, respectively.  Cash used in financing activities for the payment of long-term debt was $92,000 and $121,000 for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, cash was provided by borrowing against the revolving line-of-credit in the amount of $179,000 and $33,000, respectively.

The current ratio was 2.3 to 1 at March 31, 2010 and 3.1 to 1 at December 31, 2009 with working capital equaling $4.5 million and $4.9 million at March 31, 2010 and December 31, 2009, respectively.  The Company had $546,000 outstanding on its revolving line-of-credit as of March 31, 2010 with $1,306,000 available for borrowings.  The revolving line-of-credit expires on March 31, 2011, if not renewed prior to then.

As discussed in Note 9 to the Condensed Financial Statements, the Company and M&I Bank entered into Amendment No. 16 to the Credit Agreement which reflects changes agreed to by both parties based on current economic conditions and Winland’s recent financial performance.  The Company’s future capital requirements will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  Management believes that its anticipated operating cash flows, availability of funds under the line-of-credit and cash receivable from its refundable income taxes will be sufficient to meet its anticipated cash requirements for working capital, capital investments and payment of long term debt for the next twelve months. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy working capital requirements, the Company may seek additional funding through bank borrowings or other means. There can be no assurance that the Company will be able to raise any such capital on acceptable terms or at all.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  Winland's forward-looking statements generally relate to its purchase order levels, building market share in the EMS market, growth strategies, financial results, product development, sales levels, sales efforts, the long-term potential of Winland's diversified customer base, Winland's investments in sales and marketing and the sufficiency of capital.".  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions.  Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements.  As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that its forward-looking statements in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

Please refer to forward-looking statements as previously disclosed in Winland’s annual report on Form 10-K for fiscal year ended December 31, 2009.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Please refer to the risk factors as previously disclosed in our annual report on Form 10-K for fiscal year ended December 31, 2009.

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

Winland Electronics, Inc.

Date: April 30, 2010	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended March 31, 2010	Commission File No. 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002