Form 10-Q
period 2010-06-30
WINLAND ELECTRONICS INC
filed 2010-08-13
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	June 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,699,230 shares of Common Stock, $.01 par value, outstanding as of August 12, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$100	$55
Accounts receivable, less allowance for doubtful accounts of $64
and $49, respectively	3,597	2,823
Refundable income taxes	376	1,023
Inventories, less allowance for obsolescence of $766 and
$562, respectively	3,195	3,039
Prepaid expenses and other assets	308	256
Total current assets	7,576	7,196

Property and equipment at cost	11,933	12,266
Less accumulated depreciation	(8,045)	(7,937)
Net property and equipment	3,888	4,329
Total assets	$11,464	$11,525

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Revolving line of credit agreement	$1,248	$367
Current maturities of long-term debt	394	380
Accounts payable	1,692	1,132
Accrued expenses:
Compensation	392	369
Other short-term tax liabilities	258	-
Other	53	49
Total current liabilities	4,037	2,297

Long Term Liabilities
Long-term debt, less current maturities	498	699
Deferred revenue	118	122
Other long-term tax liabilities	-	258
Total long-term liabilities	616	1,079

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,699,230 shares as of June 30, 2010 and 3,686,435 as of December 31, 2009	37	37
Additional paid-in capital	5,039	5,016
Retained earnings	1,735	3,096
Total stockholders' equity	6,811	8,149
Total liabilities and stockholders' equity	$11,464	$11,525

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$5,131	$5,734	$9,675	$12,886
Cost of sales	4,934	5,246	9,061	11,322
Gross profit	197	488	614	1,564

Operating expenses
General and administrative	510	543	970	1,169
Sales and marketing	367	423	744	774
Research and development	114	87	219	252
Total operating expenses	991	1,053	1,933	2,195

Operating loss	(794)	(565)	(1,319)	(631)

Other income (expense)
Interest expense	(27)	(23)	(48)	(46)
Other income (expense), net	(1)	3	7	(12)
Total other expense	(28)	(20)	(41)	(58)

Loss before income taxes	(822)	(585)	(1,360)	(689)

Income tax expense	-	(129)	(2)	(150)
Net loss	$(822)	$(714)	$(1,362)	$(839)

Loss per common share:
Basic and diluted	$(0.22)	$(0.19)	$(0.37)	$(0.23)

Weighted-average number of common shares outstanding:
Basic and diluted	3,689,930	3,669,148	3,686,683	3,669,148

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,362)	$(839)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	397	412
Increase in allowance for doubtful accounts	15	-
Loss on disposal of property and equipment	47	20
Non-cash stock based compensation	16	47
Changes in assets and liabilities:
Accounts receivable	(789)	333
Refundable income taxes	647	204
Inventories	(156)	(266)
Prepaid expenses	(52)	(199)
Accounts payable	560	(37)
Accrued expenses, including deferred revenue and
other short-term tax liabilities	27	26
Net cash used in operating activities	(650)	(299)

Cash Flows From Investing Activities
Purchases of property and equipment	(13)	(59)
Proceeds from sale of property and equipment	7	7
Net cash used in investing activities	(6)	(52)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	881	386
Payments on long-term borrowings, including capital
lease obligations	(187)	(213)
Proceeds from issuance of common stock	7	6
Net cash provided by financing activities	701	179

Net increase (decrease) in cash	45	(172)

Cash
Beginning of period	55	356
Ending of period	$100	$184

Supplemental information
Cash payments for:
Interest	$35	$47
Cash received for:
Income taxes	$645	$-
Non-cash reclassification of other tax liability from long-term to short-term
	$258	$-

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.   The footnotes are in thousands unless noted.

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

The Company’s future liquidity needs will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  If cash generated from operations and financing activities, through the use of our revolving credit agreement or proposed financing as described below through at least the next twelve months, is insufficient to satisfy working capital requirements during the next twelve months, the Company may seek additional funding through bank borrowings or other means.  The Company entered into a proposal for maximum borrowings of $2,200,000.00 subject to a limitation based on 75% of eligible accounts receivable on August 5, 2010.  The proposal is subject to due diligence by the lender.  There can be no assurance that the Company will be able to raise any such capital on acceptable terms or at all.  Additionally, there can be no assurance that the Company will satisfy all the covenants in its revolving credit agreement including minimum tangible net worth in the future.

Reclassifications:  Certain condensed statement of operations and segment reporting footnote disclosure amounts for the three and six months ended June 30, 2009 have been reclassified to be consistent with the classifications adopted for the same periods ended June 30, 2010.  These reclassifications had no impact on operating loss, net loss or retained earnings.

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

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 2.  Segment Reporting (Continued)

The Company’s Proprietary Products segment represents an established family of environmental security products that can monitor critical environments including simple and sophisticated microprocessor and mechanically controlled sensors and alarms.  These products monitor and detect critical environmental changes, such as changes in temperature or humidity, water leakage and power failures.

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

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended June 30, 2010
Net sales	$4,380	$751	$-	$5,131
Gross margin	(90)	287	-	197
Operating income (loss)	(205)	35	(624)	(794)

Three months ended June 30, 2009
Net sales	$5,005	$729		$5,734
Gross margin	159	329		488
Operating income (loss)	22	43	(630)	(565)

Six months ended June 30, 2010
Net sales	$8,094	$1,581	$-	$9,675
Gross margin	(14)	628	-	614
Operating income (loss)	(248)	118	(1,189)	(1,319)

Six months ended June 30, 2009
Net sales	$11,448	$1,438		$12,886
Gross margin	875	689		1,564
Operating income (loss)	628	162	(1,421)	(631)

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 3.  Major Customers

The Company has various customers that accounted for 10 percent (10%) or more of net sales for the three and six months ended June 30, 2010 and 2009 as follows:
	For the Three Months Ended June 30,
Sales percentage:	2010	2009
Customer A	36%	41%
Customer B	10%	17%
Customer C	7%	11%

	For the Six Months Ended June 30,
Sales percentage:	2010	2009
Customer A	37%	39%
Customer B	14%	14%
Customer C	8%	9%

The Company had net receivables (as a percentage of total receivables) from the above customers at June 30, 2010 and 2009 as follows:

Accounts receivable percentage:	2010	2009
Customer A	43%	37%
Customer B	7%	15%
Customer C	14%	11%

Note 4.  Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For the three and six months ended June 30, 2010 and 2009, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 368,900 weighted average shares for the three and six months ended June 30, 2010 and excluded 453,900 weighted average shares for the three and six months ended June 30, 2009.

Note 5.  Inventories

The components of inventories were as follows net of reserves:

($ in thousands)	June 30, 2010	December 31, 2009
Raw materials	$2,534	$2,202
Work in progress	289	275
Finished goods	372	562
Total	$3,195	$3,039

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $766,000 at June 30, 2010 and $562,000 at December 31, 2009.

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 6. Allowance for Rework and Warranty Costs

Winland provides a limited warranty to its OEM customers who require Winland to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $50,000 and $45,000 at June 30, 2010 and 2009, respectively, and is included in Accrued expenses, Other, on the balance sheet.

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended June 30,
($ in thousands)	2010	2009
Balance, Beginning	$45	$80
Accruals for products sold	30	12
Expensing of specific warranty items	(30)	(15)
Change in estimate	5	(32)
Balance, Ending	$50	$45

	For the Six Months Ended June 30,
	2010	2009
Balance, Beginning	$45	$80
Accruals for products sold	53	50
Expensing of specific warranty items	(53)	(53)
Change in estimate	5	(32)
Balance, Ending	$50	$45

Note 7. Stock-Based Awards

For the three and six months ended June 30, 2010, the Company granted 22,000 options which had weighted average grant date fair values of $0.59.  For the three and six months ended June 30, 2009, the Company granted 22,000 and 34,000 options, respectively, which had weighted average grant date fair values of $0.53 and $0.51, respectively.

For the six months ended June 30, 2010, the Company recognized expense of $16,000 related to compensation expense for stock based compensation awards compared to compensation expense of $47,000 for the six months ended June 30, 2009.

At June 30, 2010, there was $50,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of two years.

Note 8.                      Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

Winland Electronics, Inc.
Notes to Consolidated Financial Statements

Note 8.                      Income Taxes (Continued)

As of June 30, 2010 and 2009, the Company calculated its estimated annualized effective tax rate at 0% and -10%, respectively.  The Company recognized an income tax expense of $2,000 based on its $1,360,000 pre-tax loss for the six months ended June 30, 2010.  The $2,000 tax effect was a provision to return difference identified subsequent to the filing of the 2009 Federal and state income tax returns.  The Company recognized an income tax expense of $150,000 based on its $689,000 pre-tax loss for the six months ended June 30, 2009.

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

The Company files income tax returns in the U.S. federal and state jurisdictions and is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2009 tax years and the State of Minnesota for its 2003 through 2009 tax years.   The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for ASC 740, Income Taxes.  An additional $129,000 of unrecognized tax benefits was recorded for the year ended December 31, 2009 for changes in opinion on positions taken in these open years. The years 2004 through 2009 remain open for examination by other state agencies.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of June 30, 2010 and 2009, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

Given the fact that the Company is currently under audit by the IRS and the State of Minnesota, it is possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next year.  An estimate of the range of such gross changes cannot be made at this time.   Any changes could have a significant impact on its effective tax rate and expected cash receipts for income taxes refundable within the next year.

Note 9.  Financing Arrangement

On June 30, 2010, Winland and Marshall & Ilsley Bank (“M&I”) executed Amendment No. 17 to Credit Agreement, which further amended the Credit and Security Agreement dated June 30, 2003.  This amendment amends the definition of borrowing base to read 70% of eligible accounts, changes the definition of maximum line to read $1,500,000 during the period from June 30, 2010 through July 31, 2010, $1,400,000 during the period from August 1, 2010 through August 31, 2010, $1,300,000 during the period from September 1, 2010 through September 29, 2010 and $1,250,000 from and after September 30, 2010 and reduced the Company's minimum tangible net worth to $6,800,000 as of the end of each fiscal quarter commencing June 30, 2010.

On July 19, 2010, Winland and M&I executed Amendment No. 18 to Credit Agreement, which further amended the Credit and Security Agreement.  This amendment amends the definition of maturity date to read November 30, 2010 and increased the maximum availability to $2,000,000.

Loans under the Credit Agreement, as amended, will bear interest at either a base rate of 5.0 percent or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 3.5 percent, which ever rate is higher.  The rate as of June 30, 2010 was 5.0%, the base rate.  The outstanding balance under this revolving credit facility was $1,248,000 as of June 30, 2010.  The amendment did not result in any debt modification.

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

EXECUTIVE SUMMARY

During the second quarter, Winland continued to convert new customers’ products from the qualification (new product introduction) stage to production builds, but at a slower rate than expected.

In addition, the second quarter was characterized by sales shifting from larger, long-term customers to those customers Winland acquired during the past six to twelve months. Sales to our top three customers are down $1.2 million and $2.4 million for the second quarter and the first six months of 2010, respectively.  In contrast, sales from customers acquired more recently are up $1.0 million and $1.2 million for the same periods, as they move new products to Winland or transition products to us from other suppliers. These new customers’ products include controls for alternative energy as well as products used in transportation safety, environmental and biotechnology research, industrial analysis, and measuring and monitoring devices.

Although the quarter-to-quarter sequential growth from new EMS customers is encouraging, during the second quarter it was not enough to offset the sales decline from our largest three customers and the absence of a large design engineering project during the second quarter last year. Instead, during the first half of 2010, design engineering sales have come primarily from a number of smaller design projects for multiple customers.

Sales of our Proprietary Products have increased over last year, due in part to investment in sales and marketing, as well as increasing demand from the food safety, medical, pharmaceutical and commercial markets Winland serves.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2010 vs.
Three and six months ended June 30, 2009

The Company reported a net loss of $822,000 or $0.22 per basic and diluted share for the three months ended June 30, 2010 compared to a net loss of $714,000 or $0.19 per basic and diluted share for the same period in 2009.  The Company reported a net loss of $1,362,000 or $0.37 per basic and diluted share for the six months ended June 30, 2010 compared to a net loss of $839,000 or $0.23 per basic and diluted share for the same period in 2009.

Net Sales

Net sales for the three months ended June 30, 2010 were $5,131,000, down $603,000 from the same period in 2009.  EMS net sales of $4,380,000 were down $625,000 compared to the same period last year, a 13% decrease.  Sales to Customer A, a Minnesota based onboard fleet management solutions provider, were down $513,000.  Sales to Customer B, a Florida based medical products company, decreased $441,000.  Customer C, a global leader in the manufacture of compact, professional test tools based in Washington, had sales decrease $279,000.  Sales to new customers, acquired within the past twelve months, were $1,053,000 for the three months ended June 30, 2010.  These sales are the culmination of a long sales cycle and qualification builds for these customers.  Net sales of Proprietary Products for the three months ended June 30, 2010 were consistent with the three months ended June 30, 2009.

Net sales for the six months ended June 30, 2010 were $9,675,000, down $3,211,000 from the same period in 2009.  EMS net sales of $8,094,000 were down $3,354,000 compared to the same period last year, a 29% decrease.  Sales to Customer A, B and C were down $1,460,000, $535,000 and $388,000, respectively, compared to same period a year ago.  Sales to new customers, acquired within the past twelve months, were $1,192,000.  Net sales of Proprietary Products increased $143,000 or 10% to $1,581,000.

Operating Loss

The Company reported an operating loss of $794,000 and $565,000 for the three months ended June 30, 2010 and 2009, respectively.  Gross margins decreased from 8.5% to 3.8% for the three months ended June 30, 2010 compared to the same period in 2009.  The Company’s EMS segment reported an operating loss of $205,000 for the three months ended June 30, 2010 compared to operating income of $22,000 reported for the same period a year ago.  EMS gross margins were -2.0% for the three months ended June 30, 2010 down from 3.2% in 2009 due to under utilization of fixed overhead expenses, higher production costs related to qualification builds, increased warranty expenses of $55,000 and increased obsolescence expenses of $147,000 which were partially offset by reduced indirect wages and benefits of $206,000.  Operating expenses were also reduced $24,000 compared to last year primarily due to reductions in wages and benefits.  The Company’s Proprietary Products segment operating income was $35,000 for the three months ended June 30, 2010 compared to operating income of $43,000 last year.  Proprietary Products gross margins were 38.2% down from 45.1% due to under utilization of fixed overhead expenses.  Reductions of wages and benefits of $25,000 partially offset the increased manufacturing costs.

The Company reported an operating loss of $1,319,000 and $631,000 for the six months ended June 30, 2010 and 2009, respectively.  Gross margins decreased from 12.1% to 6.3% for the six months ended June 30, 2010 compared to the same period in 2009.  The Company’s EMS segment reported an operating loss of $248,000 for the six months ended June 30, 2010 compared to operating income of $628,000 reported a year ago.  EMS gross margins were down from 7.6% a year ago to 0.0% for the six months ended June 30, 2010 due to under utilization of fixed overhead expenses, higher production costs related to qualification builds, increased warranty expenses of $40,000 and increased obsolescence expenses of $160,000 which were partially offset by reduced indirect wages and benefits of $520,000.  The Company’s Proprietary Products segment operating income was $118,000 for the six months ended June 30, 2010 compared to operating income of $162,000 last year.  Proprietary Products gross margins were 39.7% down from 47.9% due to under utilization of fixed overhead expenses.

General and Administrative expenses were $510,000 for the three months ended June 30, 2010 compared to $543,000 for the same period a year ago, the result of reduced wages and benefits of $55,000, reduced telephone expenses of $19,000 partially offset by increased consulting fees of $64,000.  General and Administrative expenses were $970,000 for the six months ended June 30, 2010 compared to $1,169,000 for the same period a year ago, the result of reduced wages and benefits of $118,000, reduced professional fees of $75,000 and reduced telephone expenses of $39,000 partially offset by increased consulting expenses of $68,000.

Research and Development expenses were $114,000 for the three months ended June 30, 2010 compared to $87,000 for the same period a year ago, the result of reduced labor and overhead expenses transferred to Engineering Cost of Goods Sold of $35,000 partially offset by reduced wages and benefits of $13,000.  Research and Development expenses were $219,000 for the six months ended June 30, 2010 compared to $252,000 for the same period a year ago, the result of reduced wages and benefits of $109,000, reduced new product development expense of $11,000 partially offset by reduced labor and overhead expenses transferred to Engineering Cost of Goods Sold of $98,000.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three and six months ended June 30, 2010 was $27,000 and $48,000, respectively, compared to $23,000 and $46,000, respectively, during the same period a year ago.  The Company had $1,248,000 outstanding on its revolving line-of-credit as of June 30, 2010 compared to $386,000 outstanding balance at June 30, 2009.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 0% and -10% for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, the Company recognized an income tax expense of $2,000 due to tax effect of provision to return differences identified subsequent to the filing of the 2009 Federal and state income tax returns.  No income tax benefit has been provided for the three and six months ended June 30, 2010 due to a 100% valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $650,000 and $299,000 for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, the net loss of $1,362,000 was partially offset by depreciation expense of $397,000 and net changes in working capital of $249,000.  For the six months ended June 30, 2009, the $839,000 net loss was partially offset by depreciation expense of $412,000 and net changes in working capital of $61,000.  Cash used in investing activities was used to acquire capital equipment of $13,000 and $59,000 for the six months ended June 30, 2010 and 2009, respectively.  Cash used in financing activities for the payment of long-term debt was $187,000 for the six months ended June 30, 2010 compared to $213,000 for the same period in 2009.  For the six months ended June 30, 2010 and 2009 cash was provided by borrowing against the revolving line of credit in the amount of $881,000 and $386,000, respectively.

The current ratio was 1.9 to 1 at June 30, 2010 and 3.1 to 1 at December 31, 2009, respectively, with working capital equaling $3.5 million and $4.9 million at June 30, 2010 and December 31, 2009, respectively.  The Company had $1,248,000 outstanding on its revolving line-of-credit with $252,000 available for borrowings as of June 30, 2010.  The revolving line-of-credit expires on November 30, 2010, if not renewed prior to that date.

During and subsequent to the second quarter of 2010, Winland and M&I amended the Company’s revolving credit agreement based on changes in the banking industry due to the economy and Winland’s recent financial performance.  Summaries of each amendment are as follows:

On June 30, 2010, Winland and M&I executed Amendment No. 17 to Credit Agreement, which further amended the Credit and Security Agreement dated June 30, 2003.  This amendment amends the definition of borrowing base to read 70% of eligible accounts, changes the definition of maximum line to read $1,500,000 during the period from June 30, 2010 through July 31, 2010, $1,400,000 during the period from August 1, 2010 through August 31, 2010, $1,300,000 during the period from September 1, 2010 through September 29, 2010 and $1,250,000 from and after September 30, 2010 and reduced the Company's minimum tangible net worth to $6,800,000 as of the end of each fiscal quarter commencing June 30, 2010.

On July 19, 2010, Winland and M&I executed Amendment No. 18 to Credit Agreement, which further amended the Credit and Security Agreement.  This amendment amends the definition of maturity date to be November 30, 2010 and increased the maximum availability to $2,000,000.

The Company’s future liquidity needs will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  If cash generated from operations and financing activities, through the use of our revolving credit agreement  or proposed financing as described below, is insufficient to satisfy working capital requirements during the next twelve months, the Company may seek additional funding through bank borrowings or other means.  The Company entered into a proposal for maximum borrowings of $2,200,000.00 subject to a limitation based on 75% of eligible accounts receivable on August 5, 2010.  The proposal is subject to due diligence by the lender.  There can be no assurance that the Company will be able to raise any such capital on acceptable terms or at all.  Additionally, there can be no assurance that the Company will satisfy all the covenants in its revolving credit agreement including minimum tangible net worth in the future.

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

Please refer to forward-looking statements as previously disclosed in our report on Form 10-K for fiscal year ended December 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Please refer to the risk factors as previously disclosed in our report on Form 10-K for fiscal year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 4, 2010.  Proxies for the annual meeting were solicited pursuant Regulation 14A under the Securities and Exchange Act of 1394. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all nominees were elected.

Proposal 1 for the election of directors:

	Number of votes
Nominee	For	Withheld
Thomas J. de Petra	1,034,346	272,271
Lorin E. Krueger	1,109,637	196,980
Richard T. Speckmann	1,033,824	272,793
Thomas J. Goodmanson	1,121,775	184,842
Thomas J. Brady	1,116,875	189,742

Proposal 2 to set the number of directors at five:  A total of 2,477,690 shares were voted in favor, 360,412 shares against and 38,746 shares abstained.

Proposal 3 to ratify the appointment of Baker Tilly Virchow Krause, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2010.  A total of 2,839,567 shares were voted in favor, 9,856 against and 27,425 abstained.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Date: August 13, 2010	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended June 30, 2010	Commission File No. 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002