Form 10-Q
period 2010-09-30
WINLAND ELECTRONICS INC
filed 2010-11-12
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	September 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,699,230 shares of Common Stock, $.01 par value, outstanding as of November 11, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$182	$55
Accounts receivable, less allowance for doubtful accounts of $43
and $49, respectively	2,532	2,823
Refundable income taxes	291	1,023
Inventories, less allowance for obsolescence of $777 and
$562, respectively	3,319	3,039
Prepaid expenses and other assets	250	256
Total current assets	6,574	7,196

Property and equipment at cost	11,921	12,266
Less accumulated depreciation	(8,212)	(7,937)
Net property and equipment	3,709	4,329
Total assets	$10,283	$11,525

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Revolving line of credit agreement	$948	$367
Current maturities of long-term debt	384	380
Accounts payable	1,456	1,132
Accrued expenses:
Compensation	265	369
Other short-term tax liabilities	68	-
Other	120	49
Total current liabilities	3,241	2,297

Long-Term Liabilities
Long-term debt, less current maturities	413	699
Deferred revenue	116	122
Other long-term tax liabilities	-	258
Total long-term liabilities	529	1,079

Stockholders' Equity
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,699,230 shares as of September 30, 2010 and 3,686,435 as of December 31, 2009	37	37
Additional paid-in capital	5,047	5,016
Retained earnings	1,429	3,096
Total stockholders' equity	6,513	8,149
Total liabilities and stockholders' equity	$10,283	$11,525

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$4,378	$5,122	$14,053	$18,008
Cost of sales	3,999	4,831	13,061	16,153
Gross profit	379	291	992	1,855

Operating expenses
General and administrative	368	468	1,339	1,636
Sales and marketing	295	347	1,039	1,122
Research and development	72	143	290	394
Total operating expenses	735	958	2,668	3,152

Operating loss	(356)	(667)	(1,676)	(1,297)

Other income (expense)
Interest expense	(52)	(30)	(100)	(75)
Other income (expense), net	14	2	22	(12)
Total other expense	(38)	(28)	(78)	(87)

Loss before income taxes	(394)	(695)	(1,754)	(1,384)

Income tax benefit (expense)	89	-	87	(150)
Net loss	$(305)	$(695)	$(1,667)	$(1,534)

Loss per common share:
Basic and diluted	$(0.08)	$(0.19)	$(0.45)	$(0.42)

Weighted-average number of common shares outstanding:
Basic and diluted	3,699,230	3,679,719	3,690,911	3,672,710

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)
	For the NineMonths Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,667)	$(1,534)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	589	615
Decrease in allowance for doubtful accounts	(6)	(89)
Loss on disposal of property and equipment	56	20
Non-cash stock based compensation	23	72
Decrease in deferred tax valuation allowance	(86)	-
Changes in assets and liabilities:
Accounts receivable	297	968
Refundable income taxes	628	204
Inventories	(280)	520
Prepaid expenses	6	(215)
Accounts payable	324	(929)
Accrued expenses, including deferred revenue and
other tax liabilities	(39)	159
Net cash used in operating activities	(155)	(209)

Cash Flows From Investing Activities
Purchases of property and equipment	(31)	(75)
Proceeds from sale of property and equipment	7	8
Net cash used in investing activities	(24)	(67)

Cash flows From Financing Activities
Net borrowings on revolving line of credit	581	506
Payments on long-term borrowings, including capital
lease obligations	(282)	(302)
Proceeds from issuance of common stock	7	6
Net cash provided by financing activities	306	210

Net increase (decrease) in cash	127	(66)

Cash
Beginning of period	55	356
Ending of period	$182	$290

Supplemental information
Cash payments for:
Interest	$81	$77
Cash received for:
Income taxes	$628	$183

Non-cash reclassification of other tax liability from long-term to short-term	$258	$-

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.   The footnotes are in thousands unless noted.

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

The Company’s future liquidity needs will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  If cash generated from operations and financing activities, through the use of the Company’s accounts receivable agreement through at least the next twelve months, is insufficient to satisfy working capital requirements during the next twelve months, the Company will seek additional funding through bank borrowings or other means. There can be no assurance that the Company will be able to secure such additional funding on acceptable terms or at all.

Reclassifications:  Certain condensed statement of operations and segment reporting footnote disclosure amounts for the three and nine months ended September 30, 2009 have been reclassified to be consistent with the classifications adopted for the same periods ended September 30, 2010.  These reclassifications had no impact on operating loss, net loss or retained earnings.

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

The following table presents nets sales and operating income (loss) by reportable segment:

WINLAND ELECTRONICS, INC.
SEGMENT REPORTING

($ in thousands)	EMS	Proprietary	Other	Total
Three months ended September 30, 2010
Net sales	$3,540	$838	$-	$4,378
Gross profit	(17)	396	-	379
Operating income (loss)	(86)	170	(440)	(356)

Three months ended September 30, 2009
Net sales	$4,228	$894		$5,122
Gross profit	(112)	403		291
Operating income (loss)	(227)	171	(611)	(667)

Nine months ended September 30, 2010
Net sales	$11,603	$2,450	$-	$14,053
Gross profit	(63)	1,055	-	992
Operating income (loss)	(366)	319	(1,629)	(1,676)

Nine months ended September 30, 2009
Net sales	$15,636	$2,372		$18,008
Gross profit	755	1,100		1,855
Operating income (loss)	405	328	(2,030)	(1,297)

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 3.  Major Customers

The Company has a number of customers that accounted for 10 percent (10%) or more of net sales for the three and nine months ended September 30, 2010 and 2009 as follows:
	For the Three Months Ended September 30,
Sales percentage:	2010	2009
Customer A	20%	25%
Customer B	9%	7%
Customer C	12%	11%

	For the Nine Months Ended September 30,
Sales percentage:	2010	2009
Customer A	32%	38%
Customer B	12%	13%
Customer C	10%	11%

The Company had net receivables (as a percentage of total receivables) from the above customers at September 30, 2010 and 2009 as follows:

Accounts receivable percentage:	2010	2009
Customer A	16%	30%
Customer B	2%	16%
Customer C	26%	15%

Note 4.  Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For the three and nine months ended September 30, 2010 and 2009, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 336,500 weighted average shares for the three and nine months ended September 30, 2010 and excluded 390,000 weighted average shares for the three and nine months ended September 30, 2009.

Note 5.  Inventories

The components of inventories were as follows net of reserves:

($ in thousands)	September 30, 2010	December 31, 2009
Raw materials	$2,541	$2,202
Work in progress	320	275
Finished goods	458	562
Total	$3,319	$3,039

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated valuation reserve for slow moving and obsolete raw and finished goods inventories was $777,000 at September 30, 2010 and $562,000 at December 31, 2009.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 6.  Allowance for Rework and Warranty Costs

Winland provides a limited warranty to its OEM customers who require Winland to repair or replace product that is defective, due to Company workmanship issues, at no cost to the customer.  In addition, Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific customer experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.  These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $56,000 and $45,000 at September 30, 2010 and December 31, 2009, respectively, and is included in Accrued expenses, Other, on the balance sheet.

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended September 30,
($ in thousands)	2010	2009
Balance, Beginning	$50	$45
Accruals for products sold	17	36
Expensing of specific warranty items	(17)	(36)
Change in estimate	6	6
Balance, Ending	$56	$51

	For the Nine Months Ended September 30,
	2010	2009
Balance, Beginning	$45	$80
Accruals for products sold	70	86
Expensing of specific warranty items	(70)	(83)
Change in estimate	11	(32)
Balance, Ending	$56	$51

Note 7. Stock-Based Awards

For the nine months ended September 30, 2010, the Company granted 22,000 options which had weighted average grant date fair values of $0.59.  For the nine months ended September 30, 2009, the Company granted 34,000 options which had weighted average grant date fair values of $0.51.  No options were granted for the three months ended September 30, 2010 or 2009.

For the nine months ended September 30, 2010, the Company recognized expense of $23,000 related to compensation expense for stock based compensation awards compared to compensation expense of $72,000 for the nine months ended September 30, 2009.  At September 30, 2010, there was $37,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.72 years.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 7.  Stock-Based Awards (Continued)

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $1.344	65,000	8.1	$0.74	48,200	$0.76
$1.344 - $1.792	105,000	4.3	1.63	58,800	1.65
$1.792 - $2.240	5,500	7.3	2.23	5,500	2.23
$2.240 - $2.688	23,000	2.6	2.48	12,200	2.43
$2.688 - $3.584	79,500	3.2	3.26	54,300	3.26
$3.584 - $4.032	24,000	1.9	3.62	19,200	3.62
$4.032 - $4.480	22,000	5.1	4.30	22,000	4.30
	324,000	4.6	$2.25	220,200	$2.34

Note 8.  Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of September 30, 2010 and 2009, the Company calculated its estimated annualized effective tax rate at 4% and -7%, respectively.  The Company recognized an income tax benefit of $87,000 based on its $1,754,000 pre-tax loss for the nine months ended September 30, 2010.  The $86,000 tax benefit was for recognizing previous uncertain tax positions related to the Company’s research and development credits.  The Company recognized an income tax expense of $150,000 for uncertain tax positions and AMT taxes based on its $1,384,000 pre-tax loss for the nine months ended September 30, 2009.  The Company recorded a valuation allowance of $679,000 and $871,000 for the nine months ended September 30, 2010 and 2009 respectively.

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

The Company files income tax returns in the U.S. federal and state jurisdictions and is currently under examination by the Internal Revenue Service (IRS) for its 2004 through 2007 tax years and the State of Minnesota for its 2003 through 2006 tax years. The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for ASC 740, Income Taxes.  An additional $129,000 of unrecognized tax benefits was recorded for the three and nine months ended September 30, 2009 for changes in judgment on positions taken in these open years. An additional $10,000 of unrecognized tax benefits was recorded for the three and nine months ended September 30, 2010 for changes in judgment on positions taken on Minnesota income tax returns these open years. The unrecognized tax benefits were reduced by $200,000 due to a settlement reached with the IRS. The years 2004 through 2009 remain open for examination by other state agencies.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of September 30, 2010 and 2009, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 8.                      Income Taxes (Continued)

Given the fact that the Company is currently under audit by the State of Minnesota, it is possible that changes in the gross balance of unrecognized tax benefits may occur within the next year.  An estimate of the range of such gross changes cannot be made at this time.   Any changes could have an impact on its effective tax rate and expected cash receipts for income taxes refundable within the next year.

Note 9. Financing Arrangement

On August 18, 2010, Winland and PrinSource Capital Companies, LLC ("PrinSource") entered into an Accounts Receivable Agreement (the "Agreement").  The Agreement continues in full force and effect until August 18, 2011 ("Initial Termination Date") and shall automatically and continually renew for successive periods of twelve months (each such period referred to as a "Renewal Period") from the Initial Termination Date or the end of a Renewal Period subject to certain conditions contained in the Agreement.

The Agreement allows PrinSource to purchase from Winland certain eligible accounts based on PrinSource's sole and absolute discretion.  Upon approval and acceptance by PrinSource, PrinSource will pay Winland seventy-five percent (75%) of the eligible account (the "Part Payment") prior to such receivable actually being paid to Winland.  Upon the payment of such receivable to Winland, PrinSource will pay to Winland one hundred percent (100%) of such eligible account, reduced by a per diem fee equal to 1/18th (one eighteenth of one percent) per day from the time that the Part Payment was made by PrinSource to Winland and a one-time processing fee equal to 1/4% (twenty-five hundredths of one percent).  Winland agreed to generate a minimum of fees monthly ("Monthly Minimum") equal to $2,500.00 for per diem and processing fees.  Winland retains the ultimate responsibility for collection of the receivable, and thus has accounted for the Agreement as a secured borrowing transaction.

The Agreement replaced the revolving line-of-credit Winland had with Marshall & Ilsley Bank.  The $1,248,000 outstanding balance on the revolving line-of-credit as of June 30, 2010 was paid in full and the revolving line-of-credit closed.

The outstanding balance under the Agreement was $948,000 as of September 30, 2010.

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

EXECUTIVE SUMMARY

Winland’s third quarter operating performance primarily reflects declines in sales to our three largest customers totaling $1,242,000. This was due to the delayed availability of a primary electronic component for our largest customer, a postponement in the launch of significant new product by our second largest customer, and reduced end-user demand by our third largest customer. Sales to customers acquired during the past several quarters were not sufficient to offset this decline and continue in low-volume build quantities that do not yet reflect normal production volumes.

During the quarter, our gross margins continued to suffer from the under utilization of fixed overhead resulting from lower sales, as well as the higher costs associated with a large quantity of new customers’ qualification builds.

Sales performance for Winland’s Proprietary Products segment was marginally lower for the third quarter, although operating margin was consistent with prior quarters. We believe results for our Proprietary Products segment reflect routine adjustments to product inventories by our distributors.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2010 vs.
Three and nine months ended September 30, 2009

The Company reported a net loss of $305,000 or $0.08 per basic and diluted share for the three months ended September 30, 2010 compared to a net loss of $695,000 or $0.19 per basic and diluted share for the same period in 2009.  The Company reported a net loss of $1,667,000 or $0.45 per basic and diluted share for the nine months ended September 30, 2010 compared to a net loss of $1,534,000 or $0.42 per basic and diluted share for the same period in 2009.

Net Sales

Net sales for the three months ended September 30, 2010 were $4,378,000, down $744,000 from the same period in 2009.  EMS net sales of $3,540,000 were down $688,000 compared to the same period last year, a 16% decrease.  Sales to Customer A, a Minnesota based onboard fleet management solutions provider, were down $884,000.  Sales to Customer B, a Florida based medical products company, decreased $137,000.  Customer C, a global leader in the manufacture of compact, professional test tools based in Washington, had sales decrease $221,000.  Sales to new customers, acquired within the past twelve months, were $1,075,000 for the three months ended September 30, 2010.  These sales are the culmination of a long sales cycle and qualification builds for these customers.  Net sales of Proprietary Products for the three months ended September 30, 2010 were $838,000, down 6% from the same period in 2009.

Net sales for the nine months ended September 30, 2010 were $14,053,000, down $3,955,000 from the same period in 2009.  EMS net sales of $11,603,000 were down $4,033,000 compared to the same period last year, a 26% decrease.  Sales to Customer A, B and C were down $2,343,000, $672,000 and $609,000, respectively, compared to the same period a year ago.  Sales to new customers, acquired within the past twelve months, were $2,226,000.  Net sales of Proprietary Products increased $78,000 or 3% to $2,450,000.

Operating Loss

The Company reported an operating loss of $356,000 and $667,000 for the three months ended September 30, 2010 and 2009, respectively.  Gross margins increased from 5.7% to 8.7% for the three months ended September 30, 2010 compared to the same period in 2009.  The Company’s EMS segment reported an operating loss of $86,000 for the three months ended September 30, 2010 compared to operating loss of $227,000 reported for the same period a year ago.  EMS gross margins were -0.5% for the three months ended September 30, 2010 up from -2.6% in 2009 due to under utilization of fixed overhead expenses, higher production costs related to qualification builds which were partially offset by reduced indirect wages and benefits of $198,000 and reduced obsolescence expenses of $177,000.  Operating expenses were also reduced $34,000 compared to last year primarily due to reductions in wages and benefits.  The Company’s Proprietary Products segment operating income was $170,000 for the three months ended September 30, 2010 consistent with operating income for the same period last year.  Proprietary Products gross margins were 47.3% compared with 45.1% for the same period last year.

The Company reported an operating loss of $1,676,000 and $1,297,000 for the nine months ended September 30, 2010 and 2009, respectively.  Gross margins decreased from 10.3% to 7.1% for the nine months ended September 30, 2010 compared to the same period in 2009.  The Company’s EMS segment reported an operating loss of $366,000 for the nine months ended September 30, 2010 compared to operating income of $405,000 reported a year ago.  EMS gross margins were down from 4.8% a year ago to -0.5% for the nine months ended September 30, 2010 due to under utilization of fixed overhead expenses, higher production costs related to qualification builds, increased warranty expenses of $27,000 which were partially offset by reduced indirect wages and benefits of $718,000.  The Company’s Proprietary Products segment operating income was $319,000 for the nine months ended September 30, 2010 compared to operating income of $328,000 last year.  Proprietary Products gross margins were 43.1% down from 46.4% due to under utilization of fixed overhead expenses.

General and Administrative expenses were $368,000 for the three months ended September 30, 2010 compared to $468,000 for the same period a year ago, primarily the result of headcount reductions totaling $64,000 of reduced wages and benefits.  General and Administrative expenses were $1,339,000 for the nine months ended September 30, 2010 compared to $1,636,000 for the same period a year ago, due to cost controlling measures including headcount reductions reducing wages and benefits by $181,000, more effective and inexpensive investor relations spending reducing expenses by $17,000, reducing office supply inventories and expenses by $11,000 and diligent spending of dues and subscriptions expenses reducing costs by $7,000 partially offset by increased professional expenses of $24,000.

Research and Development expenses were $72,000 for the three months ended September 30, 2010 compared to $143,000 for the same period a year ago, the result of reduced wages and benefits of $92,000 partially offset by reduced labor and overhead expenses transferred to Engineering Cost of Goods Sold of $31,000.  Research and Development expenses were $290,000 for the nine months ended September 30, 2010 compared to $394,000 for the same period a year ago, the result of reduced wages and benefits of $201,000, reduced new product development expense of $15,000 partially offset by reduced labor and overhead expenses transferred to Engineering Cost of Goods Sold of $129,000.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and income and miscellaneous income and expense.  Interest expense for the three and nine months ended September 30, 2010 was $52,000 and $100,000, respectively, compared to $30,000 and $75,000, respectively, during the same period a year ago.  The Company had $948,000 outstanding on its accounts receivable agreement as of September 30, 2010 compared to $367,000 outstanding balance on revolving line-of-credit at December 31, 2009.  The Company recorded $17,000 of interest income for the three and nine months ended September 30, 2010 related to funds received from the IRS for the carry-back of the Company’s net operating loss for tax year 2009.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 4% and -7% for the nine months ended September 30, 2010 and 2009, respectively.  The Company recognized an income tax benefit of $87,000 based on its $1,754,000 pre-tax loss for the nine months ended September 30, 2010.  The $87,000 tax benefit was for recognizing previous uncertain tax positions related to the Company’s research and development credits.  The Company recognized an income tax expense of $150,000 for uncertain tax positions and AMT taxes based on its $1,384,000 pre-tax loss for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $155,000 and $209,000 for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, the net loss of $1,667,000 and increased inventory balances of $280,000 for new product introductions were partially offset by collection of 2009 loss carry-back from the IRS of $628,000, non-cash depreciation expense of $589,000, collection of $297,000 accounts receivable balances in excess of third quarter sales as a result of the improvement in days sales outstanding of 4 days and increased accounts payable balances of $324,000 due to increased raw material inventory levels.  For the nine months ended September 30, 2009, the $1,534,000 net loss and payments to vendors of $929,000 of the accounts payable balance in excess of receipts were partially offset by collection of $968,000 of accounts receivable balances in excess of sales for the third quarter of 2009, depreciation expense of $615,000 and sales of $520,000 of inventory in excess of production for customer order requirements.

Cash used in investing activities was used to acquire capital equipment of $31,000 and $75,000 for the nine months ended September 30, 2010 and 2009, respectively.  Cash used in financing activities for the payment of long-term debt was $282,000 for the nine months ended September 30, 2010 compared to $302,000 for the same period in 2009.  For the nine months ended September 30, 2010 cash was provided by the Agreement, described below, and the revolving line-of-credit in the amount of $581,000 compared to $506,000 cash provided solely by the revolving line-of-credit as of September 30, 2009.

The current ratio was 2.0 to 1 at September 30, 2010 and 3.1 to 1 at December 31, 2009, respectively, with working capital equaling $3.2 million and $4.9 million at September 30, 2010 and December 31, 2009, respectively.  The Company had $948,000 outstanding on its accounts receivable agreement with PrinSource Capital Companies, LLC with $1,252,000 available for borrowings as of September 30, 2010.

On August 18, 2010, Winland and PrinSource Capital Companies, LLC ("PrinSource") entered into an Accounts Receivable Agreement (the "Agreement").  The Agreement continues in full force and effect until August 18, 2011 ("Initial Termination Date") and shall automatically and continually renew for successive periods of twelve months (each such period referred to as a "Renewal Period") from the Initial Termination Date or the end of a Renewal Period subject to certain conditions contained in the Agreement.

The Agreement allows PrinSource to purchase from Winland certain eligible accounts based on PrinSource's sole and absolute discretion.  Upon approval and acceptance by PrinSource, PrinSource will pay Winland seventy-five percent (75%) of the eligible account (the "Part Payment") prior to such receivable actually being paid to Winland.  Upon the payment of such receivable to Winland, PrinSource will pay to Winland one hundred percent (100%) of such eligible account, reduced by a per diem fee equal to 1/18th (one eighteenth of one percent) per day from the time that the Part Payment was made by PrinSource to Winland and a one-time processing fee equal to 1/4% (twenty-five hundredths of one percent).  Winland agreed to generate a minimum of fees monthly ("Monthly Minimum") equal to $2,500 for per diem and processing fees.  Winland retains the ultimate responsibility for collection of the receivable, and thus has accounted for the Agreement as a secured borrowing transaction.

The Agreement replaced the revolving line-of-credit Winland had with Marshall & Ilsley Bank.  The outstanding balance as of June 30, 2010 of $ 1,248,000 was paid in full and the revolving line-of-credit closed.

The Company’s future liquidity needs will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  If cash generated from operations and financing activities, through the use of the Company’s accounts receivable agreement is insufficient to satisfy working capital requirements during the next twelve months, the Company will seek additional funding through bank borrowings or other means.  There can be no assurance that the Company will be able to secure such additional funding on acceptable terms or at all.

The Company is in the process of evaluating strategic alternatives, on-going operations, and growth initiatives in light of the current economic conditions.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Please refer to the risk factors as previously disclosed in the Company’s report on Form 10-K for fiscal year ended December 31, 2009.

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

Winland Electronics, Inc.

Date: November 12, 2010	By:	/s/ Thomas J. de Petra
Thomas J. de Petra
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Glenn A. Kermes
Glenn A. Kermes
Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended September 30, 2010	Commission File No. 0-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002