Form 10-K
period 2010-12-31
WINLAND ELECTRONICS INC
filed 2011-03-31
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Exact name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1950 Excel Drive, Mankato Minnesota	56001
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (507) 625-7231

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, $.01 par value	NYSE Amex
Preferred Stock Purchase Rights	NYSE Amex

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

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2010 was $2,506,150 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,699,230 shares of Common Stock, $.01 par value, outstanding as of March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2010 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

General

Winland Electronics, Inc. (“Winland”, “Company”, “we” or “our”) was incorporated as a Minnesota corporation in October 1972.  We were a designer and manufacturer of custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization (Electronic Manufacturing Services (EMS) business)  until January 1, 2011, when we sold our EMS business unit to an unrelated third party, Nortech Systems, Incorporated (Nortech) (see Note 8).    As a result, we classified our EMS business as a discontinued operation for 2010 and 2009.  All references contained herein relate to our continuing operations of our proprietary business unless identified as discontinued operations.   Through distribution to dealers and integrators, Winland provides a line of proprietary environmental monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2010 and 2009.

Proprietary Products Sales and Distribution

Winland markets and sells its line of proprietary environmental monitoring products primarily through an established network of distributors, dealers, security installers and integrators.  Winland employs three experienced full-time sales professionals, including a Director of Product Development, an Eastern Regional Sales Manager and a Western Regional Sales Manager. In addition, the Company has engaged six independent manufacturers’ sales representative organizations who are responsible for territory-based commissioned sales. This distribution network is primarily located in the United States.

Competition

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

Source of Goods Available for Sale

Winland contracts with a single third party contract manufacturer to produce goods held for sale to the Company’s customers.  These assemblies are manufactured to design specifications furnished by Winland.  Alternative sources are available should the Company’s existing source be unable to perform.

Significant Customers

Approximately 51% of the Company’s Proprietary Products sales in both 2010 and 2009 were to one of the world’s largest security products distributors.  Winland derived less than 1% of its revenues from sales outside the United States for the years ended December 31, 2010 and 2009.

Patents, Trademarks and Licenses

Winland holds federal trademark registrations for marks used in its business as follows:  WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY and ENVIROALERT.

Personnel

At December 31, 2010, Winland had seven full time employees.  During 2010 and 2009, Winland also used temporary labor services.  Winland is not subject to a collective bargaining agreement and considers its relations with its employees to be good.

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

Winland’s Proprietary Products sales are dependent on a small number of security products distributors with the top five distributors together representing 67% of total Company sales in 2010 and 2009.  Winland does not obtain firm, long-term purchase commitments from its customers.  Customers may also cancel their orders, change quantities, or delay delivery for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers may harm Winland’s results of operations by reducing the volumes of products sold.

Winland outsources the manufacturing of its line of Proprietary Products.

Winland has an agreement with an outside contract manufacturing firm to manufacture its proprietary products.  Per the agreement, Winland issues purchase orders with definitive quantities, deliveries and price.  Winland cannot guarantee the ability of the manufacturer to timely deliver against the purchase orders which may cause Winland to experience delays in meeting its customer’s delivery requirements.  If experienced, these delays may impact sales volumes and increase costs.

Winland’s operating results may vary significantly from period to period.

Winland experiences fluctuations in its operating results. Some of the principal factors that contribute to these fluctuations are Winland’s effectiveness in managing inventory levels; changes in the cost and availability of finished goods purchased from its manufacturer; and changes in demand for Winland’s products including EMS inventory.  Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

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

The general economic and capital market conditions in the United States and the world have adversely affected businesses access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States and the world remain uncertain, Winland’s cost of debt and equity capital and the access to capital markets could be adversely affected.  Winland currently has access to $2,500,000, pursuant to its Factoring, Security and Service Agreement (the “Agreement”) with TCI Business Capital (TCI).  Although the Agreement doesn’t expire until December 31, 2012, TCI may  terminate this Agreement for any reason whatsoever upon thirty (30) days prior written notice to Winland or immediately at any time, with or without notice if the Company is in default under any provision of this Agreement.  If TCI elects to terminate the agreement, there can be no assurance that the terms of new agreements will not be on terms that are more burdensome and/or costly to Winland.

Winland is currently in default of financial covenants related to its mortgage note payable.

At December 31, 2010, Winland was in default of certain financial covenants related to its mortgage note payable.  As such, the bank has the right to demand payment on the long-term debt.  If the Company is unable to cure the violation or negotiate additional changes, and the bank calls the debt, the Company's cash available for operations will  be reduced.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      DESCRIPTION OF PROPERTY

Winland owns an office and manufacturing facility located in Mankato, Minnesota.  The 58,000 square foot building consists of 32,500 square feet of manufacturing space, 10,000 square feet of warehouse space and 15,500 square feet of office space.  Management carries insurance on its property and believes it is adequately covered.  The office and manufacturing facility has a net book value of $2,201,000 including land and is subject to a mortgage with an aggregate debt of $448,000 as of December 31, 2010.

On January 1, 2011, Winland entered into a commercial building lease (the “Lease”) with Nortech Systems, Inc. (“Nortech”) to lease the entire office and manufacturing facility.  The term of the Lease ends January 1, 2017 with obligation to pay rent of $5.25 per square foot commencing on January 1, 2012.  In addition, Winland signed a sub-lease agreement with Nortech to lease 1,000 square feet of office space commencing January 1, 2011 and ending December 31, 2011 at the same rate per square foot.

ITEM 3.                      LEGAL PROCEEDINGS

 None.

EXECUTIVE OFFICERS OF THE COMPANY

The name and age of the Company’s executive officer and position held are listed below.

Name	Age	Position

Brian D. Lawrence	40	Chief Financial Officer and Senior Vice President

Brian D. Lawrence was appointed Chief Financial Officer and Senior Vice President on March 28, 2011.  Mr. Lawrence joined Winland Electronics in August 2004 as its Senior Cost Accountant and has served as Controller since April 2005. From May 2002 to August 2004, Mr. Lawrence served as Oracle Systems Implementation Manager for Midwest Electric Products, a division of General Electric Co. Mr. Lawrence held various accounting positions, including field financial representative, plant accountant, finance specialist and finance manager from June 1993 to May 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winland’s Common Stock is listed on the NYSE Amex under the symbol WEX.  The following table sets forth the high and the low market closes, as reported by NYSE Amex during 2010 and 2009.

Fiscal Year Ended December 31, 2010	Low	High
First Quarter	$0.79	$1.36
Second Quarter	0.71	1.07
Third Quarter	0.60	0.80
Fourth Quarter	0.64	0.87

Fiscal Year Ended December 31, 2009	Low	High
First Quarter	$0.43	$0.77
Second Quarter	0.50	0.80
Third Quarter	0.65	0.92
Fourth Quarter	0.71	0.87

On March 25, 2011, the fair market value of Winland’s Common Stock was $0.82 based on the closing sale price quoted by NYSE Amex on that date.  As of December 31, 2010, Winland had approximately 380 registered shareholders of record.

Winland has never paid cash dividends on its Common Stock.  The Board of Directors presently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on Common Stock in the foreseeable future.

ITEM 6:                      SELECTED FINANCIAL DATA

None.

ITEM 7:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE SUMMARY

We were a designer and manufacturer of custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization (Electronic Manufacturing Services (EMS) business)  until January 1, 2011, when we sold our EMS business unit to an unrelated third party, Nortech Systems, Incorporated (see Note 8).    As a result, we classified our EMS business as a discontinued operation for 2010 and 2009.   In 2010, we completed our objective for complete domestic coverage and support of the distribution channel by engaging another regional domestic manufacturer’s representative firm for our proprietary business.  This manufacturer’s representative firm, in conjunction with the five firms added in 2009 and our team of our eastern and western salesmen, continued to increase market awareness of solutions our Proprietary Products offer in monitoring critical environments.

With complete distribution channel coverage, our sales showed a modest increase of four percent over 2009 and were consistent with sales levels experienced in 2008.  We continue to see increasing demand and awareness from the food safety, medical, pharmaceutical and commercial markets Winland serves.  While our expectations were to have had more growth from our established product line, we are pleased to have returned to sales levels consistent with sales recognized pre-economic downturn.

RESULTS OF OPERATIONS – 2010 vs. 2009

The Company reported a net loss of $3,532,000 or $0.96 per basic and diluted share for the year ended December 31, 2010 compared to the $1,531,000 net loss or $0.42 per basic and diluted share for the same period in 2009.

Net Sales

Proprietary Products net sales for the year ended December 31, 2010 were $3,317,000 up $126,000 or 4% compared to the same period in 2009 primarily driven by 5% increase in sales to Winland’s largest distributor.

Operating Loss

The Company reported an operating loss of $1,931,000 and $1,800,000 for the years ended December 31, 2010 and 2009, respectively.  Gross margin percentage of 35.6% in 2010 was down from the 41.6% reported for 2009.  Increased manufacturing costs were incurred due to under utilization of manufacturing fixed costs during 2010 contributed to the decreased margin percentages.

General and Administrative expenses were $2,143,000 for the year ended December 31, 2010, an increase of $79,000 compared to the same time period a year ago.  The increase was primarily due to increased salaries expenses of $162,000 relating to severance packages for the Company’s CEO and CFO in the amount of $358,000 offset by other reduced salaries expenses of $196,000 from headcount reductions (See Note 12. Subsequent Events).  In addition, the Company incurred increased professional fees of $56,000 primarily related to engaging financial management consultants throughout the year.  General and Administrative expenses for 2011 will significantly decrease due to reductions in employees, reduced professional, consulting, audit and legal fees necessary for continuing operations.

Sales and marketing expenses were $970,000 for the year ended December 31, 2010, a decrease of $94,000 compared to the same time period a year ago.  The decrease was due to reduced salaries expenses of $79,000 and reduced advertising expenses of $49,000.  These cost savings were partially offset by increased commissions of $99,000 paid to manufacturer’s representative agencies.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income.  Interest expense for 2010 was $175,000 compared to $49,000 during the same period a year ago.  This significant increase relates to the increased outstanding balances on the Company’s lines of credit during the year and the increased cost of financing with PrinSource.

Income Tax

Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  For the years ended December 31, 2010 and 2009, Winland recorded tax valuation allowances of $1,216,000 and $106,000, respectively, against its deferred tax assets.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2010 and 2009, the Company calculated its estimated annualized effective tax benefit rate at 4% and 26%, respectively.  The Company recognized an income tax benefit of $89,000 (net of the valuation allowance and an adjustment to unrecognized tax benefits of $190,000) based on its $2,098,000 pre-tax loss for year ended 2010 compared to an income tax benefit of $481,000 (net of the valuation allowance and an adjustment to unrecognized tax benefits of $129,000) based on its $1,859,000 pre-tax loss for year ended 2009.

Loss from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland incurred a loss from discontinued operations, net of tax, of $1,523,000 for the year ended December 31, 2010 compared to a loss of $153,000 for the same period a year ago.  Net sales from discontinued operations were $14,653,000 and $19,356,000 for years ended December 31, 2010 and 2009, respectively.  The Company’s top three EMS customers’ sales were down $5,055,000 in 2010 compared to 2009.  Due to this significant decrease in sales volume, the Company experienced under utilization of fixed overhead expenses and incurred a gross loss of $530,000 in 2010 compared to gross profit of $928,000 in 2009.  Operating expenses for 2010 were $840,000 compared to $1,031,000 for 2009.  The reduction in operating expenses is primarily related to reduced salaries and related expenses of $236,000, reduced professional fees of $19,000 and reduction in bad debt expense of $11,000 partially offset by transaction costs related to the sale of EMS assets of $122,000.  Interest expense in 2010 for equipment under lease for discontinued operations was $37,000 down $13,000 from 2009.  The Company also experienced $116,000 loss on the disposal of equipment in 2010 with no loss on asset disposals in 2009.  The Company anticipates the sale of the EMS business on January 1, 2011, net of transaction costs, will result in a gain of approximately $50,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $173,000 and $30,000 for the years ended December 31, 2010 and 2009, respectively.  For 2010, the net loss of $3,532,000 was partially offset by increased accounts payable balances of $1,021,000 for increased raw material inventory levels held for discontinued operations, non-cash depreciation expense of $775,000, collection of 2009 loss carry-back from the IRS and settlement of uncertain tax positions of $746,000, collection of $550,000 accounts receivable balances in excess of sales as a result of the improvement in days sales outstanding of 4 days and non-cash loss on disposal of equipment of $173,000.  For 2009, the $1,531,000 net loss, payments to vendors of $1,325,000 of the accounts payable balance in excess of receipts and non-cash adjustment to refundable income taxes of $428,000 were partially offset by collection of $1,000,000 of accounts receivable balances in excess of sales, depreciation expense of $816,000 and sales of $1,298,000 of inventory in excess of production for customer order requirements.

Cash used in investing activities was used to acquire capital equipment of $80,000 and $264,000 for 2010 and 2009, respectively.  Cash of $380,000 and $392,000 for 2010 and 2009, respectively, was used to pay down long-term debt.  Cash of $882,000 and $367,000 was provided by borrowings on the Company’s revolving line-of-credit for 2010 and 2009, respectively.  Cash provided from the exercise of stock options and issuance of common stock was $7,000 and $10,000 for 2010 and 2009, respectively.

The current ratio was 1.3 to 1 at December 31, 2010 and 3.1 to 1 at December 31, 2009.  Working capital equaled $1.3 million on December 31, 2010, compared to $4.9 million on December 31, 2009.  The Company had $1,249,000 outstanding  on its accounts receivable agreement with PrinSource Capital Companies, LLC as of December 31, 2010.

On August 18, 2010, Winland and PrinSource Capital Companies, LLC ("PrinSource") entered into an Accounts Receivable Agreement (the "Agreement").  The Agreement allowed PrinSource to purchase from Winland certain eligible accounts receivable based on PrinSource's sole and absolute discretion.  Upon approval and acceptance by PrinSource, PrinSource agreed to pay Winland seventy-five percent (75%) of the eligible account (the "Part Payment") prior to such receivable actually being paid to Winland.  Upon the payment of such receivable to Winland, PrinSource will pay to Winland one hundred percent (100%) of such eligible account, reduced by a per diem fee equal to 1/18th (one eighteenth of one percent) per day from the time that the Part Payment was made by PrinSource to Winland and a one-time processing fee equal to 1/4% (twenty-five hundredths of one percent).  Winland agreed to generate a minimum of fees monthly ("Monthly Minimum") equal to $2,500 for per diem and processing fees.  Winland retains the ultimate responsibility for collection of the receivable, and thus has accounted for the Agreement as a secured borrowing transaction.  This agreement was paid off and cancelled January 3, 2011.  The Agreement replaced the revolving line-of-credit Winland had with Marshall & Ilsley Bank.  The $367,000 outstanding balance as of December 31, 2009 was paid in full and the revolving line-of-credit closed.

Effective January 3, 2011, Winland and TCI Business Capital, Inc. (“TCI”), entered into a Factoring, Security and Service Agreement (the “Agreement”).  The Agreement allows TCI to purchase from the Company certain eligible accounts receivable based on TCI’s sole and absolute discretion and expires December 31, 2012.  The Company and TCI may elect to terminate the agreement at any time prior to its expiration in accordance with conditions set forth in the agreement.  TCI will pay the Company ninety percent (90%) of the eligible account prior to the receivable actually being paid to the Company and one hundred percent (100%) of the eligible account once payment has been made to the Company.  The Company will pay a factoring fee to TCI in the amount of two percent (2%) and pay interest on inventory and fixed asset advances in the amount of twelve percent (12%) above the prime rate of interest.  The Company agrees to generate a minimum monthly sales volume of at least Two Hundred Fifty Thousand Dollars ($250,000) for a period of twenty-four (24) months.

The Company’s future liquidity needs will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  In addition, the Company was in violation of certain financial covenants as of December 31, 2010, and, as such, the bank has the ability to demand repayment of the mortgage note payable.  If cash generated from operations and financing activities, through the use of the Company’s factoring, security and service agreement is insufficient to satisfy working capital requirements during the next twelve months, the Company will seek additional funding through bank borrowings or other means.  There can be no assurance that the Company will be able to secure such additional funding on acceptable terms or at all.

Upon the sale of our EMS business on January 1, 2011, the following material events have impacted or will impact cash and cash equivalents for 2011.  The Company collected cash of $1,042,389 from Nortech in January 2011 and expects to collect $250,000 each on July 1, 2011 and October 1, 2011 related to the sale of the net assets of our EMS business segment, excluding inventories, net (see Note 8).  Winland received purchase orders from Nortech through February 28, 2011 for approximately $1.7 million related to the minimum inventory consumption obligation as well as other inventory purchases and have received cash of $1.7 million under the purchase orders through March 25, 2011.  The asset purchase agreement contains a minimum inventory commitment of $2.2 million to be purchased by Nortech over the period of two years of which $0.5 million remains to be purchased as of March 25, 2011.  Through March 25, 2011 we paid all of the closing costs related to the sale of the EMS business of approximately $395,000.  Due to our net payments of $1,249,000 on our revolving line-of-credit through March 25, 2011, we do not have any balance outstanding on our revolving-line-of-credit.

Based on these events and our proprietary operations, our cash balance at March 25, 2011 is approximately $800,000.  In addition, we are in discussions with the bank that has the mortgage on our building and we may be required to pay off our mortgage in 2011, due to violation of certain financial covenants.

The Company continues its process of evaluating on-going operations, growth initiatives and strategic alternatives, in light of the current economic conditions.

The Company’s management believes that its cash balance, availability of funds under the factoring, security and service agreement with TCI, and anticipated cash flows from operations will be adequate to fund its cash requirements for working capital, investing and financing activities during the next year.  Current conditions in the capital markets are uncertain; however, management believes the Company will have adequate access to capital markets to fund such cash requirements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 6 of the Financial Statements, Winland has liabilities associated with unrecognized tax benefits and related interest.  It is expected that significant changes in the gross balance of unrecognized tax benefits may occur within the next year.  The Company expects the amount of such changes to be a reduction of $68,000.   The Company expects that any changes would not have a significant impact on its effective tax rate and believes that the ultimate settlement of its obligations will not materially affect its liquidity.

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

Revenue Recognition: Revenue is recognized from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment and title transfers.

Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales. For all sales, Winland has a binding purchase order from the customer.  Winland does not generally accept returns but does provide a limited warranty as outlined below under Allowance for Rework and Warranty Costs.  Sales and use taxes are reported on a net basis, excluding them from sales and cost of sales.

Inventory Valuation: Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in, first-out method (FIFO). The majority of the inventory is purchased based upon contractual forecasts and customer purchase orders. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. It is possible that significant charges to record inventory at the lower of cost or market may occur in the future based on the recent sale of the EMS Business as noted in Note 8.  Management’s estimated reserve for slow moving and obsolete inventories was $34,000 and $32,000 as of December 31, 2010 and 2009, respectively.

Long-lived assets: Net long-lived assets amounted to $2.3 million at December 31, 2010.  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.  While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets are less than the book value and recognize an impairment charge. Such impairment would adversely affect earnings.  No impairment losses were recognized in 2010 or 2009.

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  Bad debt expense for the year ended December 31, 2010 was $15,000 offset by collection of $39,000 for a previously written off bad debt.  Bad debt expense for the year ended December 31, 2009 was $51,000 offset by collection of $60,000 for a previously written off bad debt.  The Company writes off accounts receivable when they are deemed uncollectible and record recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $10,000 and $20,000 at December 31, 2010 and 2009, respectively.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $11,200 and $7,500 as of December 31, 2010 and 2009, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of December 31, 2010 and 2009, Winland recorded tax valuation allowances of $1,593,000 and $377,000, respectively, against its deferred tax assets.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2010 and 2009, the Company calculated its estimated annualized effective tax benefit rate at 4% and 26%, respectively.  The Company recognized an income tax benefit of $89,000 (net of the valuation allowance and an adjustment to unrecognized tax benefits of $190,000) based on its $2,098,000 pre-tax loss for year ended 2010 compared to an income tax benefit of $481,000 (net of the valuation allowance and an adjustment to unrecognized tax benefits of $129,000) based on its $1,859,000 pre-tax loss for year ended 2009.

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

Subsequent events.The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Winland’s forward- looking statements generally relate to its purchase order levels, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward looking statements. As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

●	Winland derives a significant portion of its revenues from a limited number of distributors that are not subject to long-term contracts with Winland;

●	Winland’s ability to compete successfully depends, in part, upon the price at which Winland is willing to sell a proposed product and the quality of its design;

●
there is no assurance that Winland will be able to continue to obtain purchase orders from existing and new customers on financially advantageous terms, and the failure to do so could prevent it from achieving the growth it anticipates;

●
Winland’s current customers may choose to delay or postpone purchases of products from Winland until the economy and their businesses stabilize and this may affect Winland’s operating results, financial condition and delay and lengthen sales cycles;

●	an overall uncertainty in economic activity may also have a negative impact on Winland’s customer’s ability to pay for the products they purchase from Winland;

●	Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile and

●
Winland’s ability to execute its initiatives to increase sales and expand market share depends upon its ability to develop additional Proprietary Products and technologies and on the availability of sufficient financing, both equity and debt, to meet fixed and variable costs associated with such growth.

In addition, see “Risk Factors” under Item 1A, which includes a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm for Years Ended December 31, 2010 and 2009	13

Balance Sheets as of December 31, 2010 and 2009	14-15

Statements of Operations for Years Ended December 31, 2010 and 2009	16

Statements of Changes in Stockholders' Equity for Years Ended December 31, 2010 and 2009	17

Statements of Cash Flows for Years Ended December 31, 2010 and 2009	18

Notes to Financial Statements	19-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 30, 2011

Winland Electronics, Inc.
Balance Sheets
December 31, 2010 and 2009
(In Thousands)

	December 31,
Assets	2010	2009
Current Assets
Cash and cash equivalents	$318	$55
Accounts receivable, less allowance for doubtful
accounts of $10 and $20 as of December 31, 2010 and 2009, respectively (Note 10)	547	533
Refundable income taxes (Note 6)	277	1,023
Inventories (Note 3)	112	195
Prepaid expenses and other assets	87	171
Current assets of discontinued operations (Note 8)	4,649	5,219
Total current assets	5,990	7,196

Property and Equipment, at cost (Note 4)
Land and land improvements	383	383
Building	3,064	3,052
Machinery and equipment	148	387
Data processing equipment	112	194
Office furniture and equipment	43	46
Total property and equipment	3,750	4,062

Less accumulated depreciation and amortization	1,447	1,631
Net property and equipment	2,303	2,431
Property and equipment of discontinued operations, net (Note 8)	1,151	1,898
Total assets	$9,444	$11,525

See Notes to Financial Statements

Winland Electronics, Inc.
Balance Sheets
December 31, 2010 and 2009
(In Thousands, Except Share and Per Share Data)

	December 31,
Liabilities and Stockholders’ Equity	2010	2009
Current Liabilities
Revolving line-of-credit	$1,249	$367
Current maturities of long-term debt (Note 4)	448	104
Accounts payable	381	116
Other short-term tax liabilities	68	-
Accrued liabilities:
Compensation	410	51
Other	35	11
Current liabilities of discontinued operations (Note 8)	2,084	1,648
Total current liabilities	4,675	2,297

Long-Term Liabilities
Long-term debt, less current maturities (Note 4)	-	448
Deferred revenue (Note 5)	114	122
Other long-term tax liabilities (Note 6)	-	258
Long-term liabilities of discontinued operations (Note 8)	29	251
Total long-term liabilities	143	1,079

Total liabilities	4,818	3,376

Commitments and Contingencies (Notes 7, 9 and 11)

Stockholders’ Equity (Notes 7 and 11)
Common stock, par value $0.01 per share; authorized 20,000,000
shares; issued and outstanding 3,699,230 shares 2010 and 3,686,435 shares 2009	37	37
Additional paid-in capital	5,025	5,016
Retained earnings (accumulated deficit)	(436)	3,096
Total stockholders’ equity	4,626	8,149
Total liabilities and stockholders’ equity	$9,444	$11,525

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Operations
Years Ended December 31, 2010 and 2009
(In Thousands, Except Share and Per Share Data)

	December 31,
	2010	2009
Net sales (Note 10)	$3,317	$3,191
Cost of sales	2,135	1,863
Gross profit	1,182	1,328

Operating expenses:
General and administrative	2,143	2,064
Sales and marketing	970	1,064
	3,113	3,128

Operating loss	(1,931)	(1,800)

Other income (expenses):
Interest expense	(175)	(49)
Other, net	8	(10)
	(167)	(59)

Loss from continuing operations before income taxes	(2,098)	(1,859)

Income tax benefit (Note 6)	89	481
Loss from continuing operations	(2,009)	(1,378)
Loss from discontinued operations, net of tax	(1,523)	(153)

Net loss	$(3,532)	$(1,531)

Loss per common share data:
Basic and diluted	$(0.96)	$(0.42)
Loss from continuing operations per common share data:
Basic and diluted	$(0.55)	$(0.38)
Loss from discontinued operations per common share data:
Basic and diluted	$(0.41)	$(0.04)
Weighted-average number of common shares outstanding:
Basic and diluted	3,693,009	3,664,395

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010 and 2009
(In Thousands, Except Share Data)

	Common Stock		Additional	Retained Earnings
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Total
Balance on December 31, 2008	3,669,148	$37	$4,913	$4,627	$9,577

Issuance of common stock in accordance with employee stock
purchase plan (Note 7)	17,287	-	10	-	10
Stock-based compensation expense for employee stock
purchase plan	-	-	4	-	4
Stock-based compensation expense for stock options	-	-	89	-	89
Net loss	-	-	-	(1,531)	(1,531)
Balance on December 31, 2009	3,686,435	37	5,016	3,096	8,149

Issuance of common stock in accordance with employee stock
purchase plan (Note 7)	9,795	-	6	-	6
Issuance of common stock in accordance with employee stock
option plan (Note 7)	3,000	-	1	-	1
Stock-based compensation expense for employee stock
purchase plan		-	2	-	2
Net loss	-	-	-	(3,532)	(3,532)
Balance on December 31, 2010	3,699,230	37	$5,025	$(436)	$4,626

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Cash Flows
Years Ended December 31, 2010 and 2009
(In Thousands)

	2010	2009
Cash Flows From Operating Activities
Net loss	$(3,532)	$(1,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	816
Non-cash stock based compensation	2	93
Decrease in allowance for doubtful accounts	(29)	78
Loss on disposal of equipment	173	22
Changes in operating assets and liabilities:
Accounts receivable	550	1,000
Refundable income taxes	746	(428)
Inventories	97	1,298
Prepaid expenses and other assets	105	(25)
Accounts payable	1,021	(1,325)
Accrued liabilities, including deferred revenue and other long-term tax liabilities	(81)	(28)
Net cash used in operating activities	(173)	(30)

Cash Flows From Investing Activities
Purchases of property and equipment	(80)	(264)
Proceeds from sale of property and equipment	7	8
Net cash used in investing activities	(73)	(256)

Cash Flows From Financing Activities
Net borrowings on revolving line-of-credit agreement	882	367
Principal payments on long-term borrowings, including capital lease obligations	(380)	(392)
Proceeds from issuance of common stock	7	10
Net cash provided by (used in) financing activities	509	(15)

Net increase (decrease) in cash and cash equivalents	263	(301)

Cash and cash equivalents
Beginning of year	55	356
End of year	$318	$55

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$181	$104
Cash receipts from income taxes	$645	$183

See Notes to Financial Statements

Winland Electronics, Inc.

Notes to Financial Statements

Note 1.                      Nature of Business and Significant Accounting Policies

Nature of business: Winland Electronics, Inc. (“Winland” or the “Company”) provides a line of proprietary environmental monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2010.

Discontinued Operations: Included in discontinued operations is Winland’s Electronic Manufacturing Services (EMS) operation. The sale of the EMS operations to a third party was completed on January 1, 2011 pursuant to the terms of an Asset Purchase Agreement dated November 15, 2010. The transaction involved the sale of 100% of Winland’s EMS assets and assumptions of certain liabilities under an Asset Purchase Agreement (APA). The Company’s shareholders approved the sale on December 29, 2010.

The APA met the requirements of ASC 205-20 “Discontinued Operations” as being held for sale at December 31, 2010. Accordingly, the Company has restated the previously reported financial results to report the net results as a separate line in the statements of operations as “Loss from discontinued operations, net of tax” for all periods presented, and the assets and liabilities of EMS on the balance sheets have been separately classified as “Assets/Liabilities of discontinued operations”. In accordance with ASC 205-20-S99-3 “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  Notes to the financial statements have been revised to reflect only the results of continuing operations (see Notes 2 and 8).

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

Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales. For all sales, Winland has a binding purchase order from the customer.  Winland does not generally accept returns but does provide a limited warranty as outlined below under Allowance for Rework and Warranty Costs.  Sales and use taxes are reported on a net basis, excluding them from sales and cost of sales.

Cash and cash equivalents: Cash and cash equivalents include money market mutual funds and other highly liquid investments defined as maturities of three months or less from date of purchase.  Winland maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Winland has not experienced any losses in such accounts.

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  The Company writes off accounts receivable when they are deemed uncollectible and record recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $10,000 and $20,000 at December 31, 2010 and 2009, respectively.

Winland Electronics, Inc.

Notes to Financial Statements

Note 1.                      Nature of Business and Significant Accounting Policies (Continued)

Inventory Valuation: Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated reserve for slow moving and obsolete inventories was $34,000 and $32,000 as of December 31, 2010 and 2009, respectively.

Depreciation: Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets, as follows:

Years
Land improvements	17 – 20
Building	39 – 40
Machinery and equipment	5 – 7
Data processing equipment	3 – 7
Office furniture and equipment	3 – 7

Long-lived assets: Net long-lived assets amounted to $2.3 million at December 31, 2010.  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.  While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets is less than the book value and recognize an impairment charge. Such impairment would adversely affect earnings.  No impairment losses were recognized in 2010 or 2009.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $11,200 and $7,500 as of December 31, 2010 and 2009, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Changes in Winland’s warranty liability, which is included in other accrued liabilities on the balance sheets, are approximately as follows:

	Years Ended December 31
	2010	2009
Balance, beginning	$7,500	$6,400
Accruals for products sold	17,900	11,700
Expenditures incurred	(17,900)	(11,700)
Change in estimate	3,700	1,100
Balance, ending	$11,200	$7,500

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

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For years ended December 31, 2010 and 2009, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 288,100 and 402,500 weighted average shares for the years ended December 31, 2010 and 2009, respectively, as inclusion of these shares would have been anti-dilutive.

Employee stock based compensation plans: At December 31, 2010, Winland had stock-based compensation plans, which are described more fully in Note 7.  Winland accounts for these plans under FASB ASC Topic 718-50, Employee Share Purchase Plans.

Advertising expense:  Advertising is expensed as incurred and was $21,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.

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

For year ended December 31, 2009 and interim reporting periods in 2009 and 2010, the Company had two reporting segments; EMS and Proprietary Products.  As stated in Note 1, the Company sold the EMS segment effective January 1, 2011.  Based on this, the financial information presented on the face of the financial statements represents one segment.  See Note 8 for more information regarding the EMS segment and discontinued operations.

Winland Electronics, Inc.

Notes to Financial Statements

Note 3.                      Inventories

The components of inventories at December 31, 2010 and 2009 were as follows:

	December 31
	2010	2009
Finished goods	$112,000	$195,000

Note 4.                      Financing Arrangement and Long-Term Debt

Winland has an Accounts Receivable Agreement with PrinSource Capital Companies, LLC (“PrinSource”) which was to expire on August 18, 2011. The agreement allows PrinSource to purchase from Winland certain eligible accounts based on PrinSource's sole and absolute discretion.  Upon approval and acceptance by PrinSource, PrinSource will pay Winland seventy-five percent (75%) of the eligible account (the "Part Payment") prior to such receivable actually being paid to Winland.  Upon the payment of such receivable to Winland, PrinSource will pay to Winland one hundred percent (100%) of such eligible account, reduced by a per diem fee equal to 1/18th (one eighteenth of one percent) per day from the time that the Part Payment was made by PrinSource to Winland and a one-time processing fee equal to 1/4% (twenty-five hundredths of one percent).  Pursuant to the agreement, Winland has agreed to generate a minimum of fees monthly ("Monthly Minimum") equal to $2,500 for per diem and processing fees.  As of December 31, 2010, $1,249,000 was outstanding on the agreement (See Note 12 Subsequent Events).

The following is a summary of long-term debt:

	December 31
	2010	2009
6.44% mortgage note payable, due in monthly installments of $11,373,
including interest, to October 1, 2014, secured by property (a),(b)	$448,000	$552,000

Less current maturities	448,000	104,000
Total long-term debt	$-	$448,000

(a)
This agreement has certain financial and non-financial covenants, which, among others, require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum debt to tangible net worth, a minimum cash flow coverage ratio, imposes limits on capital expenditures and disallows the declaration or payment of dividends.

(b)
As of December 31, 2010 and 2009, Winland was in violation of the minimum cash flow coverage covenant for this agreement.  The issuing financial institution granted a waiver of this covenant as of December 31, 2009.

The Company was in violation of certain financial covenants as of December 31, 2010 and as such, has included the full amount of the mortgage note payable in current liabilities.  If the Company is able to cure defaults that existed as of December 31, 2010, the stated maturities in the underlying agreement are as follows for years ending December 31: 2011 - $111,000; 2012 - $118,000; 2013 - $126,000; 2014 - $93,000.

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

Note 6.                      Income Taxes

Components of income tax benefit are as follows:

	Year Ended
	December 31
	2010	2009
Current benefit	$-	$481,000
Deferred expense	89,000	-
	$89,000	$481,000

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

	December 31
	2010		2009
Statutory U.S. income tax rate	(34	) %	(34	) %
State benefit (tax), net of federal tax effect	(3)		(4)
Uncertain tax position adjustment	-		6
Change in valuation allowance	34		4
Other, including permanent differences	(1)		2
Effective income tax benefit rate	(4	) %	(26	) %

Deferred tax assets (liabilities) consist of the following components as of:

	December 31
	2010	2009
Deferred tax assets:
Inventory	$423,000	$269,000
Allowance for doubtful accounts	7,000	19,000
Non-qualified stock options	77,000	73,000
Accrued expenses	8,000	59,000
Research credit carryover	3,000	137,000
Net operating loss carryforward	1,266,000	132,000
Other	22,000	20,000
Valuation allowance	(1,593,000)	(377,000)
	213,000	332,000
Deferred tax liabilities:
Property and equipment	(185,000)	(288,000)
Prepaid expenses	(28,000)	(44,000)
	(213,000)	(332,000)
Net deferred tax assets	$-	$-

Winland Electronics, Inc.

Notes to Financial Statements

Note 6.                      Income Taxes (Continued)

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  For the years ended December 31, 2010 and 2009, Winland recorded tax valuation allowances of $1,216,000 and $106,000, respectively, against its deferred tax assets.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2010 and 2009, the Company calculated its estimated annualized effective tax benefit rate at 4% and 26%, respectively.  The Company recognized an income tax benefit of $89,000 (net of the valuation allowance and an adjustment to unrecognized tax benefits of $190,000) based on its $2,098,000 pre-tax loss from continuing operations for year ended 2010 compared to an income tax benefit of $481,000 (net of the valuation allowance and an adjustment to unrecognized tax benefits of $129,000) based on its $1,859,000 pre-tax loss from continuing operations for year ended 2009.

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

The Company files income tax returns in the U.S. federal and state jurisdictions and is currently under examination by the State of Minnesota for its 2003 through 2006 tax years.   The Company recognized a $301,000 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129,000 reserve for FASB ASC 740, Income Taxes.  The Company reached a settlement with the Internal Revenue Service during 2010 which resulted in a reduction of $200,000 to the unrecognized tax benefit balance. An additional $10,000 of unrecognized tax benefits was recorded for the year ended December 31, 2010 for changes in estimate on positions taken in these open years. The years 2004 through 2010 remain open for examination by other state agencies.

A reconciliation of the unrecognized tax benefit is as follows:

	2010	2009
Beginning Balance	$258,000	$129,000
Additions for tax positions taken for open tax years	10,000	129,000
Deductions for tax positions closed	(200,000)	-
Ending Balance	$68,000	$258,000

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of December 31, 2010 and 2009, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

At December 31, 2010, the Company had net operating loss carryforwards for federal purposes of $3,030,000 and $3,662,000 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2022.  At December 31, 2010, the Company had Minnesota research and development tax credit carryforwards of $39,000, which begin to expire in the years 2022.

Given the fact that the Company is currently under audit by the State of Minnesota, it is expected that significant changes in the gross balance of unrecognized tax benefits may occur within the next year.  The Company expects the amount of such changes to be a reduction of $68,000.   The Company expects that any changes would not have a significant impact on its effective tax rate but will impact expected cash receipts for income taxes refundable within the next year.

Note 7.                      Warrants and Stock-Based Compensation Plans

Warrants: The Company has warrants outstanding to purchase 2,500 shares of common stock at a weighted average exercise price of $4.01 per share.  These warrants were granted prior to 2007 and expire on February 16, 2016.

Winland Electronics, Inc.

Notes to Financial Statements

Note 7.                      Warrants and Stock-Based Compensation Plans (Continued)

Employee stock purchase plan:  The 1997 Employee Stock Purchase Plan (ESPP) has provided Winland employees the opportunity to purchase common stock through payroll deductions.  The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date.  The participation periods have a 6-month duration beginning in January and July of each year.  A total of 300,000 shares of common stock were authorized for issuance under the ESPP of which 136,880 have been issued.  Winland issued 9,795 and 17,287 shares for the years ended December 31, 2010 and 2009, respectively, incurring $2,000 and $4,000 of compensation expense under this plan for those years.

Stock option plans: As of December 31, 2010, Winland had one equity-based compensation plan, the 2008 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 2005 Equity Incentive Plan.  The plans are as follows:

2008 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As amended by the shareholders in May 2009, up to 500,000 shares are authorized for issuance under the plan.  Awards issued under the plan as of December 31, 2010 include 137,000 shares of incentive stock options and 66,000 nonqualified stock options of which 142,400 are outstanding and 102,800 of which are vested at December 31, 2010.  The exercise price is equal to the fair market value of Winland’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of Winland’s assets are transferred through an acquisition, merger, reorganization or other similar change of control transaction.  The Company issues new shares upon the exercise of options.

2005 Equity Incentive Plan – This plan provided grants in the form of incentive stock options, nonqualified stock options, and restricted stock.  This plan was terminated as to future grants in May 2008.  As of December 31, 2010, there were 143,200 options outstanding under this plan of which 124,000 are vested.

Winland uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	December 31
	2010	2009
Expected life, in years	5	5-10
Expected volatility	82.8%	81.9%
Risk-free interest rate	2.4%	2.6%
Dividend yield	0.0%	0.0%

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

Winland receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with FASB ASC 718-10-50-1, Winland revised its presentation in the Statements of Cash Flows to report any tax benefit from the exercise of stock options as financing cash flows.  For the years ended December 31, 2010 and 2009, there were no such stock option exercises and disqualifying stock dispositions.

Net cash proceeds from the exercise of stock options were $1,500 for the year ended December 31, 2010 with no options being exercised in 2009.

Due to the sale of EMS assets and employment terminated for certain directors of the Company, 32,400 stock options were cancelled with a weighted average exercise price of $1.85 per share.  In addition, in January 2011, 54,000 stock options were cancelled with a weighted average exercise price of $1.24.

Winland Electronics, Inc.

Notes to Financial Statements

Note 7.                      Warrants and Stock-Based Compensation Plans (Continued)

The following table represents stock option activity for the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at January 1, 2009	468,800	$2.44
Granted	34,000	0.65
Exercised	-	-
Forfeited	(112,800)	2.66
Outstanding options at December 31, 2009	390,000	$2.22	5.30 Yrs	$8,500

Exercisable at December 31, 2009	183,800	$2.51	5.74 Yrs	$4,000

Outstanding options at January 1, 2010	390,000	$2.22
Granted	22,000	0.89
Exercised	(3,000)	0.50
Forfeited	(123,400)	1.80
Outstanding options at December 31, 2010	285,600	$2.31	4.13	$7,900

Exercisable at December 31, 2010	226,800	$2.39	4.41	$6,300

The aggregate intrinsic value of options outstanding and options exercisable is based upon the Company’s closing stock price on the last trading day of the fiscal year for the in-the-money options.

The total intrinsic value of options exercised during the year ended December 31, 2010 was $1,200. No options were exercised during the year ended December 31, 2009.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2010 and 2009 was $0.59 and $0.65, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $1.344	59,600	7.4	$0.74	50,000	$0.75
$1.344 - $1.792	82,800	4.0	1.69	52,800	1.66
$1.792 - $2.240	5,500	7.0	2.23	5,500	2.23
$2.240 - $3.136	23,000	2.3	2.48	15,800	2.46
$3.136 - $3.584	68,700	2.5	3.27	61,500	3.27
$3.584 - $4.032	24,000	1.6	3.62	19,200	3.62
$4.032 - $4.480	22,000	4.9	2.31	22,000	4.30
	285,600	4.1	$2.31	226,800	$2.39

At December 31, 2010, there was $18,400 of unrecognized compensation cost, adjusted for estimated forfeitures, related to share-based payments which is expected to be recognized over a weighted-average period of 1.5 years and will be adjusted for any future changes in estimated forfeitures.

Winland Electronics, Inc.

Notes to Financial Statements

Note 8.                      Discontinued Operations

On November 15, 2010, Winland entered into an Asset Purchase Agreement with Nortech Systems, Incorporated (Nortech).  Pursuant to the terms of the Purchase Agreement, Winland will sell to Nortech the Company’s EMS business segment, which consists of the design and manufacture of printed circuit board assemblies and higher level products sold mainly to original equipment manufacturer customers.  The sale of the EMS segment to Nortech was completed on January 1, 2011 pursuant to the terms of the Asset Purchase Agreement and approved by the Company’s shareholders on December 29, 2010.

Aggregate consideration for the Asset Sale consisted of the following: (i) $1,542,389 in cash, of which $1,042,389 was paid at closing, $250,000 will be paid on July 1, 2011 and $250,000 will be paid on October 1, 2011, (ii) a minimum inventory consumption obligation of at least $2,200,000 over the next 24 months, and (ii) the assumption of substantially all of the liabilities of the EMS Business Segment.  The terms of the Purchase Agreement and the amount of the consideration for the Asset Sale were negotiated by the Company and Buyer on an arms-length basis.    The Company anticipates the sale of the EMS business on January 1, 2011, net of transaction costs, will result in a gain of approximately $50,000.

Additionally, in connection with the Asset Sale, the Company entered into (i) a manufacturing agreement with Buyer, whereby Buyer will manufacture certain products for the Company related to the production of the Company’s proprietary monitoring devices, (ii) a lease agreement whereby the Company leased to Buyer, for six years, its office and manufacturing facility and improvements located at 1950 Excel Drive, Mankato Minnesota, 56001, and (iii) a sublease agreement with Buyer whereby Buyer subleased to the Company 1,000 square feet of the building that the Company leased to Buyer pursuant to the lease agreement, and (iv) non-compete agreements with the Company and certain key employees for a period of two-years.

Assets and liabilities of EMS segment (discontinued operations) at December 31, 2010 and 2009 were as follows:

(in thousands)	2010	2009
Accounts receivable, net	$1,752	$2,290
Inventories, net	2,830	2,844
Other current assets	67	85
Current assets of discontinued operations	$4,649	$5,219
Property and equipment, net	1,151	1,898
Other assets of discontinued operations	$1,151	$1,898

Current maturities of long-term debt	$222	$276
Accounts payable	1,772	1,016
Accrued compensation and other liabilities	90	356
Current liabilities of discontinued operations	$2,084	$1,648
Long term debt	29	251
Long-term liabilities of discontinued operations	$29	$251

The $2,200,000 minimum inventory commitment from Nortech will be applied against the $2,830,000 of net inventories as of December 31, 2010.  Management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $919,000 and $530,000 as of December 31, 2010 and 2009, respectively.

Statements of operations for EMS segment (discontinued operations) for the years ended December 31, 2010 and 2009 were as follows:
	Year ended December 31,
(in thousands)	2010	2009
Net sales	$14,653	$19,356
Gross profit (loss)	(530)	928
Loss from discontinued operations	(1,523)	(153)

Winland Electronics, Inc.

Notes to Financial Statements

Note 8.                      Discontinued Operations (Continued)

There was no income tax expense or benefit from discontinued operations for either of the years ended December 31, 2010 or 2009.  Winland and Nortech entered into a manufacturing agreement effective January 1, 2011 pursuant to which Nortech will manufacture certain products for Winland through July 1, 2011.  After July 1, 2011, Winland and Nortech can negotiate in good faith for additional terms mutually agreeable to both companies.  The agreed upon transfer price for products manufactured will be Winland’s current standard manufacturing costs at time of sale plus a five percent (5%) mark-up during the six months after the date of the agreement, seven percent (7%) during the seventh through ninth months after the date of the agreement and ten percent (10%) during the tenth through the twelfth months after the date of the agreement.

On January 1, 2011, Nortech entered into a commercial building lease (lease) with the Company to lease the entire office and manufacturing facility located at 1950 Excel Drive, Mankato, MN from the Company.  The term of the lease ends January 1, 2017 with Nortech required to pay rent of $5.25 per square foot ($304,500 annually) commencing on January 1, 2012.  The lease provides for a 2.5% increase on the third anniversary and requires Nortech to pay all operating costs including real estate taxes.  Nortech also has the right of first refusal upon sale of the property as defined in the lease.

On January 2, 2011, Winland entered into a sub-lease agreement with Nortech to lease 1,000 square feet of office space at 1950 Excel Drive, Mankato, MN effective January 1, 2011 and expiring December 31, 2011 at $5.25 per square foot.

Note 9.                      Employee Benefit Plans

Pension plan: Winland has a qualified defined contribution 401(k) profit-sharing plan for its employees who meet certain age and service requirements. Employees are allowed to make contributions of up to 15% of their eligible compensation. The plan also provides for a Company-sponsored match as determined by the Board of Directors. Winland contributed approximately $31,000 to the plan for the year ended December 31, 2009 with no contributions to the plan for the year ended December 31, 2010. In addition, Winland may make additional discretionary contributions to the plan to the extent authorized by the Board of Directors. There were no discretionary contributions to the plan for the years ended December 31, 2010 and 2009.  Effective December 31, 2010, Winland froze the plan with all contributions ceasing as of that date.  The plan was terminated with all account balances being distributed as soon as administratively feasible.

Health Savings Account:  Winland has a health savings account plan for its employees who meet certain service requirements.  The plan provides for Winland to make contributions equal to one-half the deductible limit elected by the employee.  The employee may also make contributions equal to one-half the deductible limit elected.  Winland makes contributions to the plan on a quarterly basis on the first day of each quarter.  The contributions cannot be refunded to Winland if the employee’s employment with Winland is terminated voluntarily or involuntarily.  Winland contributed approximately $94,000 and $130,000 to the plan for the years ended December 31, 2010 and 2009, respectively.

Note 10.                     Major Customers

Winland has customers which accounted for more than 10 percent of net sales for the years ended December 31, 2010 and 2009, as follows:

	2010	2009
Sales percentage:
Customer A	51%	51%
Accounts receivable percentage at December 31:
Customer A	63%	70%

Note 11.                     Shareholder Rights Plan

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

Winland Electronics, Inc.

Notes to Financial Statements

Note 11.                     Shareholder Rights Plan (Continued)

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

Note 12.                     Subsequent Events

The Company and Thomas J. de Petra, the Company’s Chief Executive Officer and President, agreed to terminate Mr. de Petra’s employment relationship with the Company, effective as of the close of the Company’s business day on January 1, 2011.  Mr. de Petra also has resigned from the Company’s Board of Directors effective as of the close of Company’s business day on January 1, 2011.  Pursuant to a Separation Agreement which was presented to Mr. de Petra and effective December 13, 2010, in exchange for the promises, releases, and agreements made by Mr. de Petra in the Separation Agreement and in full satisfaction of the Company’s obligations under an Employment Agreement between the Company and Mr. de Petra dated May 6, 2008, the Company has agreed to pay Mr. de Petra (i) at regular payroll intervals, an amount equal to twelve months of Mr. de Petra’s current base salary, subject to required and authorized deductions and withholdings, and (ii) the Company’s share of COBRA continuation coverage in the Company’s group medical, dental and life insurance plans, for six months.  The Separation Agreement also includes a release by Mr. de Petra of any claims that he may have against the Company.  The Company expensed $225,000 in severance pay related to the separation agreement with Mr. de Petra of which $199,000 remains payable to Mr. de Petra as of December 31, 2010 (included in accrued compensation).  The severance pay was included in General and administrative expenses within the Statement of Operations.

The Company and Glenn Kermes, the Company’s Chief Financial Officer and Executive Vice President, agreed to terminate Mr. Kermes’ employment relationship with the Company, effective as of the close of the Company’s business day on January 1, 2011.  Pursuant to a Separation Agreement which was presented to Mr. Kermes and effective December 13, 2010, in exchange for the promises, releases, and agreements made by Mr. Kermes in the Separation Agreement and in full satisfaction of the Company’s obligations under an Employment Agreement between the Company and Mr. Kermes dated January 23, 2007 and amended on December 31, 2007, the Company has agreed to pay Mr. Kermes (i) at regular payroll intervals, an amount equal to six months of Mr. Kermes’ current base salary, subject to required and authorized deductions and withholdings, and (ii) the Company’s share of COBRA continuation coverage in the Company’s group medical, dental and life insurance plans, for three months.  The Separation Agreement also includes a release by Mr. Kermes of any claims that he may have against the Company.  The Company expensed $133,000 in severance pay related to the separation agreement with Mr. Kermes of which $114,000 remains payable to Mr. Kermes as of December 31, 2010 (included in accrued compensation).  The severance pay was included in General and administrative expenses within the Statement of Operations.

 Effective January 3, 2011, Winland and TCI Business Capital, Inc. (“TCI”), entered into a Factoring, Security and Service Agreement (the “Agreement”) which expires December 31, 2012.  The Company and TCI may elect to terminate the agreement at any time prior to its expiration in accordance with conditions set forth in the agreement.  The Agreement allows TCI to purchase from the Company certain eligible accounts based on TCI’s sole and absolute discretion.  TCI will pay the Company ninety percent (90%) of the eligible account prior to the receivable actually being paid to the Company and one hundred percent (100%) of the eligible account once payment has been made to the Company.  The Company will pay a factoring fee to TCI in the amount of two percent (2%) and pay interest on inventory and fixed asset advances in the amount of twelve percent (12%) above the prime rate of interest.

Winland Electronics, Inc.

Notes to Financial Statements

Note 12.                     Subsequent Events (Continued)

The Company agrees to generate a minimum monthly sales volume of at least Two Hundred Fifty Thousand Dollars ($250,000) for a period of twenty-four (24) months.  The Accounts Receivable Agreement with PrinSource was closed with the $1,249,000 outstanding as of December 31, 2010 being paid by proceeds from the asset sale to Nortech and factoring of accounts receivable invoices with TCI.

Upon the sale of our EMS business on January 1, 2011, the Company collected cash of $1,042,389 from Nortech in January 2011 and expects to collect $250,000 each on July 1, 2011 and October 1, 2011 related to the sale of the net assets of our EMS business segment, excluding inventories, net (see Note 8).  Winland received purchase orders from Nortech through February 28, 2011 for approximately $1.7 million related to the minimum inventory consumption obligation as well as other inventory purchases and have received cash of $1.7 million under the purchase orders through March 25, 2011.  The asset purchase agreement contains a minimum inventory commitment of $2.2 million to be purchased by Nortech over the period of two years of which $0.5 million remains to be purchased as of March 25, 2011.  Through March 25, 2011 the Company paid all of the closing costs related to the sale of the EMS business of approximately $395,000.  Due to the Company's net payments of $1,249,000 on our revolving line-of-credit through March 25, 2011, the Company does not have any balance outstanding on the revolving-line-of-credit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Winland’s principal executive and financial officer, its Chief Financial Officer and Senior Vice President, evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, it was concluded as of December 31, 2010, that Winland’s disclosure controls and procedures were effective to ensure that information it is required to disclose in the reports that Winland files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, the principal executive and financial officer concluded as of December 31, 2010 that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that Winland files or submits under the Exchange Act is accumulated and communicated to its management, including Winland’s chief executive and financial officer, to allow timely decisions regarding required disclosure.

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

Winland’s management assessed the effectiveness of Winland’s internal control over financial reporting as of December 31, 2010. In making this assessment, Winland’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, Winland’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control.

Effective January 1, 2011, the employment of the Company’s Chief Executive Officer and Chief Financial Officer were terminated.  The Company’s Controller prepared the financial statements for month ended December 31, 2010.  Winland’s Audit Committee Chair provided a secondary review.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

None.

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to Winland’s definitive proxy statement for its 2011 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 11.                   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to Winland’s definitive proxy statement for its 2011 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain holders is incorporated by reference to Winland’s definitive proxy statement for its 2011 Annual Meeting of Shareholders under the caption “Principal Shareholders and Management Shareholdings.”

The following table provides information concerning Winland’s equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	226,800	$2.39	460,120	(1)
Equity compensation plan not approved by security holders (2)	2,500	$4.01	0

TOTALS	229,300	$2.41	460,120

 (1) Includes 163,120 shares available for issuance under Winland’s 1997 Employee Stock Purchase Plan.

(2) The plan consist of warrant agreement to purchase shares of Winland’s Common Stock issued in 2006 as partial consideration for consulting services to Board Assets, Inc., a board evaluation and consulting firm.  Warrant to purchase 5,000 shares of common stock, which warrant vests upon performance of certain services and expires on February 16, 2016 (2,500 shares vested on July 17, 2006, and the remaining shares did not vest because the consulting arrangement has been terminated).

ITEM 13.                   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to Winland’s definitive proxy statement for its 2011 Annual Meeting of Shareholders under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to Winland’s definitive proxy statement for its 2011 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

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

Winland Electronics Inc.

Dated: March 31, 2011	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of Winland, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Brian D. Lawrence as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Brian D. Lawrence	March 31, 2011
Brian D. Lawrence Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Executive Officer)

/s/ Thomas J. Goodmanson	March 31, 2011
Thomas J. Goodmanson Director

/s/ Thomas J. Brady	March 31, 2011
Thomas J. Brady Director

/s/ Richard T. Speckmann	March 31, 2011
Richard T. Speckmann Director

/s/ Lorin E. Krueger	March 31, 2011
Lorin E. Krueger Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2010	Commission File No.: 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2
4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)
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
10.41
Amendment No.14 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2009 and filed on October 6, 2009)

10.42
Amendment No.15 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated December 31, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2009 and filed on January 6, 2010)

10.43
Amendment No.16 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 1, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 1, 2010 and filed on April 5, 2010)

10.44
Amendment No.17 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 30, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2010 and filed on July 1, 2010)

10.45
Amendment No.18 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated July 19, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 19, 2010 and filed on July 23, 2010)

10.46
Accounts Receivable Agreement between the Company and PrinSource Capital Companies, LLC (PrinSource), dated August 18, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 18, 2010 and filed on August 24, 2010)

10.47
Asset Purchase Agreement between the Company and Nortech Systems, Incorporated (Nortech), dated November 15, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 15, 2010 and filed on November 18, 2010)

10.48*	Separation Agreement between the Company and Thomas J. de Petra dated December 28, 2010 **
10.49*	Separation Agreement between the Company and Glenn A. Kermes dated December 28, 2010 **

10.50*	Commercial Building Lease between the Company and Nortech Systems, Incorporated dated January 1, 2011
10.51*	Sublease Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011
10.52*	Manufacturing Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011
10.53
Factoring, Security and Service Agreement between the Company and TCI Business Capital, Inc. (TCI), dated January 3, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2011 and filed on January 10, 2011)

23.1*	Consent of Baker Tilly Virchow Krause, LLP
24.1*	Power of Attorney for Brian D. Lawrence, Lorin E. Krueger, Richard T. Speckmann, Thomas J. Goodmanson, Thomas J. Brady (included on signature page of this Form 10-K)
31.1*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*  Filed herewith.
**  Management agreement or compensatory plan or arrangement.