Form 10-Q
period 2011-03-31
WINLAND ELECTRONICS INC
filed 2011-05-16
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	March 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐                      No ☑

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of May 13, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)
	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$747	$318
Accounts receivable, less allowance for doubtful
accounts of $10 as of March 31, 2011 and December 31, 2010 (Note 3)	768	547
Receivable due from EMS asset sale (Note 8)	882	-
Refundable income taxes (Note 9)	205	277
Inventories (Note 5)	143	112
Prepaid expenses and other assets	90	87
Current assets of discontinued operations (Note 8)	715	4,649
Total current assets	3,550	5,990

Property and Equipment, at cost
Property and equipment	3,755	3,750
Less accumulated depreciation and amortization	1,480	1,447
Net property and equipment	2,275	2,303
Property and equipment of discontinued operations, net (Note 8)	-	1,151
Total assets	$5,825	$9,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Revolving line-of-credit	$-	$1,249
Current maturities of long-term debt	421	448
Accounts payable	414	381
Other short-term tax liabilities	-	68
Accrued liabilities:
Compensation	348	410
Other	26	35
Current liabilities of discontinued operations (Note 8)	128	2,084
Total current liabilities	1,337	4,675

Long-Term Liabilities
Deferred revenue	112	114
Long-term liabilities of discontinued operations (Note 8)	-	29
Total long-term liabilities	112	143
Total liabilities	1,449	4,818

Stockholders’ Equity (Note 7)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and
outstanding 3,701,630 as of March 31, 2011 and 3,699,230 shares as of December 31, 2010	37	37
Additional paid-in capital	4,981	5,025
Accumulated deficit earnings	(642)	(436)
Total stockholders’ equity	4,376	4,626
Total liabilities and stockholders’ equity	$5,825	$9,444

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(In Thousands, Except Share and Per Share Data)

	March 31,
	2011	2010
Net sales (Note 3)	$920	$847
Cost of sales	648	507
Gross profit	272	340

Operating expenses:
General and administrative	207	460
Sales and marketing	226	254
	433	714

Operating loss	(161)	(374)

Other income (expenses):
Interest expense	(24)	(12)
Other, net	2	2
	(22)	(10)

Loss from continuing operations before income taxes	(183)	(384)

Income tax benefit (Note 9)	(9)	(2)
Loss from continuing operations	(192)	(386)
Loss from discontinued operations, net of tax	(14)	(153)

Net loss	$(206)	$(539)

Loss per common share data:
Basic and diluted	$(0.06)	$(0.15)
Loss from continuing operations per common share data:
Basic and diluted	$(0.06)	$(0.11)
Loss from discontinued operations per common share data:
Basic and diluted	$(0.00)	$(0.04)
Weighted-average number of common shares outstanding:
Basic and diluted	3,699,230	3,686,435

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(206)	$(539)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33	200
Non-cash stock based compensation	(46)	18
Increase in allowance for doubtful accounts	-	6
Gain on disposal of equipment	-	(6)
Loss on sale of EMS business unit	14	-
Changes in assets and liabilities:
Accounts receivables	(371)	(35)
Refundable income taxes	72	2
Inventories	(31)	(826)
Prepaid expenses	(3)	(31)
Accounts payable and checks written in excess of
bank balances	33	913
Accrued expenses, including deferred revenue and
other short and long term tax liabilities	(194)	159
Net cash used in operating activities	(699)	(139)

Cash Flows From Investing Activities
Purchases of property and equipment	(5)	(9)
Proceeds from sale of property and equipment	-	6
Sale of inventory from discontinued operations	1,753	-
Cash from sale of EMS business unit, net of transaction costs	654	-
Net cash provided by (used in) investing activities	2,402	(3)

Cash flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(1,249)	179
Net principal payments on long-term borrowings,
including capital lease obligations	(27)	(92)
Cash received from exercise of stock options	2	-
Net cash provided by (used in) financing activities	(1,274)	87

Net increase (decrease) in cash	429	(55)

Cash
Beginning	318	55
Ending	$747	$-

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$24	$21
Cash payments for income taxes	$10	$-
Non-cash investing activities
Receivable recorded for sale of EMS Busniess unit	$500	$-
Accrued transaction costs for sale of EMS business unit	$100	$-

See Notes to Condensed Financial Statements

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.   The footnotes are in thousands unless noted.

The condensed balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

Discontinued Operations: Included in discontinued operations is Winland’s Electronic Manufacturing Services (EMS) operation. The sale of the EMS operations to a third party was completed on January 1, 2011 pursuant to the terms of an Asset Purchase Agreement dated November 15, 2010 (the “APA”). The transaction involved the sale of 100% of Winland’s EMS assets and assumptions of certain liabilities. The Company’s shareholders approved the sale on December 29, 2010.

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

For interim reporting periods in 2010, the Company had two reporting segments; EMS and Proprietary Products.  As stated in Note 1, the Company sold the EMS segment effective January 1, 2011.  Based on this, the financial information presented on the face of the financial statements represents one segment.  See Note 8 for more information regarding the EMS segment and discontinued operations.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 3.  Major Customers

The Company has one customer that accounted for 10 percent (10%) or more of net sales for the three months ended March 31, 2011 and 2010 as follows:
	For the Three Months Ended March 31,
Sales percentage:	2011	2010
Customer A	55%	42%

The Company had net receivables (as a percentage of total receivables) from the above customer as follows:
	March 31,
Accounts receivable percentage:	2011	2010
Customer A	69%	64%

Note 4.  Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For the three months ended March 31, 2011 and 2010, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 196,100 and 401,500 weighted average shares for the three months ended March 31, 2011 and 2010, respectively, as inclusion of these shares would have been anti-dilutive.

Note 5.  Inventories

The components of inventories were as follows net of reserves:
	March 31, 2011	December 31, 2010
Finished goods, net	$143	$112

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $31 at March 31, 2011 and $34 at December 31, 2010.

Note 6.  Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $11 and $8 at March 31, 2011 and 2010, respectively.

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended March 31,
($ in thousands)	2011	2010
Balance, Beginning	$11	$8
Accruals for products sold	4	4
Expensing of specific warranty items	(4)	(4)
Balance, Ending	$11	$8

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 7.  Stock-Based Awards

For the three months ended March 31, 2011 and 2010, the Company did not grant any options.  For the three months ended March 31, 2011, the Company recognized a benefit of $46 to compensation expense associated with stock based compensation plans which were cancelled on January 1, 2011 due to the separation of the Company’s former chief executive officer and chief financial officer.  Compensation expense associated with stock based compensation plans was $18 for the three months ended March 31, 2010.

At March 31, 2011, there was $1 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 0.4 years.

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $1.344	44,000	8.6	$0.76	44,000	$0.76
$1.344 - $1.792	42,000	3.7	1.74	42,000	1.74
$1.792 - $2.240	5,500	6.8	2.23	5,500	2.23
$2.240 - $3.136	10,800	0.0	2.55	10,800	2.55
$3.136 - $3.584	45,300	1.5	3.31	45,300	3.31
$3.584 - $4.032	24,000	1.4	3.62	19,200	3.62
$4.032 - $4.480	22,000	2.3	4.30	22,000	4.30
	193,600	3.7	$2.47	188,800	$2.44

Note 8.  Discontinued Operations

On November 15, 2010, Winland entered into an Asset Purchase Agreement (the “APA”) with Nortech Systems, Incorporated (“Nortech”).  Pursuant to the terms of the APA, Winland sold to Nortech the Company’s EMS business segment, which consisted of the design and manufacture of printed circuit board assemblies and higher level products sold mainly to original equipment manufacturer customers.  The sale of the EMS segment to Nortech was completed on January 1, 2011 pursuant to the terms of the APA and approved by the Company’s shareholders on December 29, 2010.

Aggregate consideration for the Asset Sale consisted of the following: (i) $1,542,389 in cash, of which $1,042,389 was paid at closing, $250,000 will be paid on July 1, 2011 and $250,000 will be paid on October 1, 2011, (ii) a minimum inventory consumption obligation of at least $2,200,000 for 24 months after the closing of the Asset sale, and (ii) the assumption of substantially all of the liabilities of the EMS Business Segment.  The terms of the APA and the amount of the consideration for the Asset Sale were negotiated by the Company and Nortech on an arms-length basis.  The sale of the EMS business on January 1, 2011, net of transaction costs, resulted in a loss of approximately $14,000.

Additionally, in connection with the Asset Sale, the Company entered into (i) a manufacturing agreement with Nortech, whereby Nortech will manufacture certain products for the Company related to the production of the Company’s proprietary monitoring devices, (ii) a lease agreement whereby the Company leased to Nortech, for six years, its office and manufacturing facility and improvements located at 1950 Excel Drive, Mankato Minnesota, 56001, and (iii) a sublease agreement with Nortech whereby Nortech subleased to the Company 1,000 square feet of the building that the Company leased to Nortech pursuant to the lease agreement, and (iv) non-compete agreements with the Company and certain key employees for a period of two-years.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 8.  Discontinued Operations (Continued)

Assets and liabilities of EMS segment (discontinued operations) were as follows:

(in thousands)	March 31, 2011	December 31, 2010
Accounts receivable, net	$-	$1,752
Inventories, net	715	2,830
Other current assets	-	67
Current assets of discontinued operations	715	4,649
Property and equipment, net	-	1,151
Other assets of discontinued operations	-	1,151

Current maturities of long-term debt	$-	$222
Accounts payable	100	1,772
Accrued compensation and other liabilities	28	90
Current liabilities of discontinued operations	128	2,084
Long term debt	-	29
Long-term liabilities of discontinued operations	-	29

For the three months ended March 31, 2011, Nortech consumed $2,118 of the $2,200 minimum inventory commitment.  The $82 remaining balance will be applied against the $715 of net inventories as of March 31, 2011.  Management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $921 and $919 as of March 31, 2011 and December 31, 2010, respectively.

Statements of operations for EMS segment (discontinued operations) for the three months ended March 31, 2011 and 2010 were as follows:
	Three Months Ended March 31,
(in thousands)	2011	2010
Net sales	$2,118	$3,697
Gross profit	-	77
Loss from discontinued operations	(14)	(153)

There was no income tax expense or benefit from discontinued operations for either three month period ended March 31, 2011 or 2010.

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

On January 1, 2011, Nortech entered into a commercial building lease (lease) with the Company to lease the office and manufacturing facility located at 1950 Excel Drive, Mankato, MN from the Company.  The term of the lease ends January 1, 2017 with Nortech required to pay rent of $5.25 per square foot ($304,500 annually) commencing on January 1, 2012.  The lease provides for a 2.5% increase on the third anniversary and requires Nortech to pay all operating costs including real estate taxes.  Nortech also has the right of first refusal upon sale of the property as defined in the lease.

On January 2, 2011, Winland entered into a sub-lease agreement with Nortech to lease 1,000 square feet of office space at 1950 Excel Drive, Mankato, MN effective January 1, 2011 and expiring December 31, 2011 at $5.25 per square foot.

The Company recognized a $14,000 loss on the sale of EMS assets to Nortech as of January 1, 2011.  This amount is included the loss from discontinued operations noted above.  The following table shows the calculation of the loss.

Winland Electronics, Inc.
Notes to Condensed Financial Statements

Note 8.  Discontinued Operations (Continued)

Cash consideration	$1,042,000
Due from Nortech	500,000
Total liabilities to be assumed:	2,073,000
Subtotal	3,615,000
Less: Transaction costs	(496,000)
Net proceeds	3,119,000

Total assets to be assumed:	(3,133,000)
Net loss on assets sold	$(14,000)

Note 9.  Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of March 31, 2011 and 2010, the Company calculated its estimated annualized effective tax rate at 2% and 0%, respectively.  The Company recognized an income tax expense of $9 based on its $183 pre-tax loss from continuing operations for the three months ended March 31, 2011.  The $9 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.  The Company recognized an income tax expense of $2 for uncertain tax positions and AMT taxes based on its $384 pre-tax loss from continuing operations for the three months ended March 31, 2010.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company settled an examination with the IRS for the 2004 - 2007 tax years during 2010 and settled an examination with the State of Minnesota for its 2003 through 2006 tax years during the first quarter of 2011. The years 2006 through 2010 remain open for examination by other state agencies. Due to the Minnesota settlement, $68 of unrecognized tax benefits was released during the first quarter. No additional unrecognized tax benefits were identified during the first quarter 2011.  The Company received a refund from the IRS in April 2011 in the amount of $205 in addition to interest income of $11.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of March 31, 2011 and 2010, the Company recognized no interest or penalties related to uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months.

Note 10.  Financing Arrangement

Effective January 3, 2011, Winland and TCI Business Capital, Inc. (“TCI”), entered into a Factoring, Security and Service Agreement (the “Agreement”).  The Agreement allows TCI to purchase from the Company certain eligible accounts receivable based on TCI’s sole and absolute discretion and expires December 31, 2012.  The Company and TCI may elect to terminate the Agreement at any time prior to its expiration in accordance with conditions set forth in the Agreement.  TCI will pay the Company ninety percent (90%) of the eligible account prior to the receivable actually being paid to the Company and one hundred percent (100%) of the eligible account once payment has been made to the Company.  The Company will pay a factoring fee to TCI in the amount of two percent (2%) and pay interest on inventory and fixed asset advances in the amount of twelve percent (12%) above the prime rate of interest.  The Company agrees to generate a minimum monthly sales volume of at least Two Hundred Fifty Thousand Dollars ($250,000) for a period of twenty-four (24) months.  As of March 31, 2011, there was no outstanding balance on the Agreement.  In April 2011, the Company and TCI agreed to terminate the Agreement for a fee of $5,000.

ITEM 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland is an industry leader in the design and manufacture of critical condition monitoring devices.  Products including EnviroAlert, WaterBug, TempAlert and Vehicle Alert, are designed to monitor critical conditions for industries including healthcare and medical, grocery and food service, commercial and industrial, agriculture and residential.  Proudly made in the USA, Winland products are compatible with any hardwire or wireless alarm system and are available worldwide.  Headquartered in Mankato, MN, Winland trades on the NYSE Amex stock exchange under the symbol WEX.  These Winland branded and trademarked products accounted for 100% of the Company’s revenue for the three months ended March 31, 2011 and 2010.

EXECUTIVE SUMMARY

As we began 2011, Winland was under going a significant business transformation.  The sale of our EMS business segment to Nortech provided an opportunity to relieve the financial and managerial stress of an under utilized manufacturing facility.  A small loss on the sale was recognized, but more importantly, we were able to sell $2.1 million of EMS related inventories to Nortech providing cash flow to our continuing Proprietary Products business.

Equally as important, our largest customer completed a restructure of its stocking program in early 2011.  Due to this change, Winland received non-customary stocking orders in January for $350,000 to be delivered throughout the balance of the first quarter and April 2011.  In addition to these large non-customary stocking orders, we continued to receive regular weekly stocking orders reinforcing the demand our products have in the markets we serve.

While both business activities are a positive start to 2011, we incurred a loss for the period.  Increased product costs and large, non-recurring financing fees were primary reasons for the loss.  Our continued strategic focus to increase market awareness and subsequent sales for our Proprietary Products while maintaining operating costs will be key to future profitability.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 vs.
Three months ended March 31, 2010

The Company reported a net loss of $206,000 or $0.06 per basic and diluted share for the three months ended March 31, 2011 compared to a net loss of $539,000 or $0.15 per basic and diluted share for the same period in 2010.

Net Sales

Net sales for the three months ended March 31, 2011 were $920,000, up $73,000 from the same period in 2010.  The increase was primarily related to sales to our largest distributor being up $158,000 offset by moderate sales declines of numerous smaller distributors.

Operating Loss

The Company reported an operating loss of $161,000 for the three months ended March 31, 2011 compared to an operating loss of $374,000 for the same period in 2010.  Gross margins decreased from 40.1% to 29.6% for the three months ended March 31, 2011 compared to the same period in 2010.  This decline was expected based on the agreed upon, marked-up costs per the manufacturing agreement signed with Nortech.

General and Administrative expenses were $207,000 for the three months ended March 31, 2011, a decrease of $253,000 compared to the same time period a year ago.  Various expenses declined due to the change in business model in 2011 compared to 2010.  Most notable were decreased salaries expenses of $142,000, decreased audit fees of $44,000, decreased professional fees of $34,000 and reduced director’s and officer’s insurance premiums of $14,000 offset by $50,000 of borrowing line fees established with TCI Business Capital.

Sales and marketing expenses were $226,000 for the three months ended March 31, 2011, a decrease of $28,000 compared to the same time period a year ago.  The decrease was due to reduced product support costs of $12,000, reduced advertising expenses of $9,000, reduced certification expenses of $9,000 and reduced commission expense paid to manufacturer’s rep firms of $5,000 offset by increased salaries and benefits expenses of $32,000.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three months ended March 31, 2011 was $24,000 which consisted of $7,000 mortgage interest paid to US Bank, $3,000 paid to PrinSource for factoring of accounts receivable and $14,000 paid to TCI.  Of the $14,000 interest paid to TCI, $11,000 related to interest charged for factoring of accounts receivable with a weighted average outstanding balance of $201,000 and $3,000 of interest paid on borrowing against inventory with weighted average outstanding balance of $74,000.  For the three months ended March 31, 2010, interest expense was $12,000 consisting of $9,000 mortgage interest paid to US Bank and $3,000 paid to Marshall & Ilsley Bank for interest on the revolving line-of-credit with weighted average outstanding balance of $232,000.  The Company did not have an outstanding balance on its factoring agreement with TCI Business Capital as of March 31, 2011 compared to $546,000 outstanding on its revolving line-of-credit with Marshall & Ilsley Bank as of March 31, 2010.

Income Tax

As discussed in Note 9 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 2% for the three month period ended March 31, 2011 and 0% for the three month period ended March 31, 2010.

The Company recognized an income tax expense of $9,000 based on its $183,000 pre-tax loss from continuing operations for the three months ended March 31, 2011.  The $9,000 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.  The Company recognized an income tax expense of $2,000 for uncertain tax positions and AMT taxes based on its $384,000 pre-tax loss from continuing operations for the three months ended March 31, 2010.

Loss from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a loss from discontinued operations, net of tax, of $14,000 for the three months ended March 31, 2011 compared to a loss of $153,000 for the same period a year ago.  Net sales from discontinued operations for the three months ended March 31, 2011 were $2,118,000 from raw, finished and work-in-process inventories sold to Nortech compared to net sales of $3,697,000 for finished goods sold to EMS customers for three months ended March 31, 2010.  Gross profit from discontinued operations for the three months ended March 31, 2010 was $77,000 compared to no gross profit on the inventory sold to Nortech for the three months ended March 31, 2011, as the Company is selling inventory to Nortech at historical cost.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $699,000 for the three months ended March 31, 2011 from increased accounts receivables of $371,000 primarily related to increased sales to our major customer and the net loss of $206,000.  For the three months ended March 31, 2010, operating activities used cash of $139,000 resulting from the net loss of $539,000 and $826,000 for increased raw material inventory levels for discontinued operations partially offset by increased accounts payable balances of $913,000 relating to purchases of raw material inventories for discontinued operations and $200,000 of non-cash depreciation expense.

Investing activities provided cash of $2,402,000 primarily from the sale of EMS business unit and the sale of related inventory from discontinued operations for the three months ended March 31, 2011 compared to cash of $9,000 used to acquire capital equipment for the three months ended March 31, 2010.  Financing activities used cash of $1,249,000 to pay down the Company’s accounts receivable agreement for the three months ended March 31, 2011 compared to cash provided of $179,000 from borrowings on the Company’s revolving line-of-credit.  Cash used to pay down long-term borrowings was $27,000 and $92,000 for the three months ended March 31, 2011 and 2010, respectively.

The current ratio was 2.7 to 1 at March 31, 2011 and 1.3 to 1 at December 31, 2010.  Working capital equaled $2.2 million on March 31, 2011, compared to $1.3 million on December 31, 2010.  The Company had no outstanding balance on its accounts receivable factoring agreement with TCI Business Capital as of March 31, 2011 and the agreement was terminated in April 2011.

The Company’s future capital requirements will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  In addition, the Company was in violation of certain financial covenants as of March 31, 2011 and December 31, 2010, and, as such, the bank has the ability to demand repayment of the mortgage note payable.  The Company’s management believes that its cash balance, cash receivable from the sale of the EMS business unit, cash receivable from its refundable income taxes and expected cash in the first quarter of 2012 from leasing the building will be adequate to fund its cash requirements for working capital, investing and financing activities during the next year.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions.  Winland's forward-looking statements generally relate to it increasing market awareness for its products, growth strategies, financial results, sales levels, sales efforts, investments in sales and marketing and the sufficiency of capital.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions.  Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward-looking statements.  As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that its forward-looking statements in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

Please refer to forward-looking statements as previously disclosed in Winland’s annual report on Form 10-K for fiscal year ended December 31, 2010.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the end of the period covered by this report, management, including the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control.

Effective January 1, 2011, the employment of the Company’s Chief Executive Officer and Chief Financial Officer were terminated.  Effective March 28, 2011, the Company’s Controller was promoted to the role of Chief Financial Officer and Senior Vice President.  The Chief Financial Officer prepared the financial statements for period ended March 31, 2011.  Winland’s Audit Committee Chair provided a secondary review.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Please refer to the risk factors as previously disclosed in our annual report on Form 10-K for fiscal year ended December 31, 2010.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Date: May 16, 2011	By:	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer and Senior Vice President (Principal Financial and Executive Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended March 31, 2011	Commission File No. 1-15637

__________________________

WINLAND ELECTRONICS, INC.
__________________________

Exhibit No.	Description

31.1	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002