Form 10-Q
period 2011-06-30
WINLAND ELECTRONICS INC
filed 2011-08-15
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of August 11, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,524	$318
Accounts receivable, less allowance for doubtful accounts of $7 as of June 30, 2011 and $10 as of December 31, 2010 (Note 3)	501	547
Receivable due from EMS asset sale (Note 8)	619	-
Refundable income taxes (Note 9)	-	277
Inventories (Note 5)	288	112
Prepaid expenses and other assets	83	87
Current assets of discontinued operations (Note 8)	357	4,649
Total current assets	3,372	5,990

Property and Equipment, at cost
Property and equipment	3,760	3,750
Less accumulated depreciation and amortization	1,513	1,447
Net property and equipment	2,247	2,303
Property and equipment of discontinued operations, net (Note 8)	-	1,151
Total assets	$5,619	$9,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Revolving line-of-credit	$-	$1,249
Current maturities of long-term debt	393	448
Accounts payable	476	381
Other short-term tax liabilities	-	68
Accrued liabilities:
Compensation	227	410
Other	27	35
Current liabilities of discontinued operations (Note 8)	118	2,084
Total current liabilities	1,241	4,675

Long-Term Liabilities
Deferred revenue	110	114
Long-term liabilities of discontinued operations (Note 8)	-	29
Total long-term liabilities	110	143
Total liabilities	1,351	4,818

Stockholders’ Equity (Note 7)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 as of June 30, 2011 and 3,699,230 shares as of December 31, 2010	37	37
Additional paid-in capital	5,013	5,025
Accumulated deficit earnings	(782)	(436)
Total stockholders’ equity	4,268	4,626
Total liabilities and stockholders’ equity	$5,619	$9,444

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net sales (Note 3)	$984	$751	$1,904	$1,581
Cost of sales	652	464	1,300	953
Gross profit	332	287	604	628

Operating expenses:
General and administrative	295	510	502	970
Sales and marketing	240	252	466	510
Research and development	47	-	47	-
	582	762	1,015	1,480

Operating loss	(250)	(475)	(411)	(852)

Other income (expenses):
Interest expense	(15)	(19)	(39)	(31)
Other, net	13	(9)	15	(10)
	(2)	(28)	(24)	(41)

Loss from continuing operations before income taxes	(252)	(503)	(435)	(893)

Income tax expense (Note 9)	-	-	(9)	(2)
Loss from continuing operations	(252)	(503)	(444)	(895)
Gain (loss) from discontinued operations, net of tax	112	(319)	98	(467)

Net loss	$(140)	$(822)	$(346)	$(1,362)

Loss per common share data:
Basic and diluted	$(0.04)	$(0.22)	$(0.09)	$(0.37)
Loss from continuing operations per common share data:
Basic and diluted	$(0.07)	$(0.14)	$(0.12)	$(0.24)
Gain (loss) from discontinued operations per common share data:
Basic and diluted	$0.03	$(0.08)	$0.03	$(0.13)
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,630	3,689,930	3,700,449	3,686,683

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(346)	$(1,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	397
Non-cash stock based compensation	(14)	16
Increase (decrease) in allowance for doubtful accounts	(3)	15
Decrease in allowance for obsolete inventory held for discontinued operations	(112)	-
Loss on disposal of equipment	-	47
Loss on sale of EMS business unit	14	-
Changes in assets and liabilities:
Accounts receivables	(101)	(789)
Refundable income taxes	277	647
Inventories	(176)	(156)
Prepaid expenses	4	(52)
Accounts payable and checks written in excess of bank balances	(5)	560
Accrued expenses, including deferred revenue and other short and long term tax liabilities	(185)	27
Net cash used in operating activities	(581)	(650)

Cash Flows From Investing Activities
Purchases of property and equipment	(10)	(13)
Proceeds from sale of property and equipment	-	7
Sale of inventory from discontinued operations	2,486	-
Cash from sale of EMS business unit, net of transaction costs	613	-
Net cash provided by (used in) investing activities	3,089	(6)

Cash flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(1,249)	881
Net principal payments on long-term borrowings,including capital lease obligations	(55)	(187)
Cash received from exercise of stock options	2	7
Net cash provided by (used in) financing activities	(1,302)	701

Net increase in cash and cash equivalents	1,206	45

Cash and cash equivalents
Beginning	318	55
Ending	$1,524	$100

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$49	$35
Cash receipts (payments) for income taxes	$209	$645
Non-cash reclassification of other tax liability from long-term to short-term	$-	$258
Non-cash investing activities
Receivable recorded for sale of EMS Busniess unit	$500	$-
Accrued transaction costs for sale of EMS business unit	$100	$-

See Notes to Condensed Financial Statements

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.   The footnotes are in thousands unless noted.

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

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 3.  Major Customers

The Company has one customer that accounted for 10 percent (10%) or more of net sales for the three and six months ended June 30, 2011 and 2010 as follows:

	For the Three Months Ended June 30,
Sales percentage:	2011	2010
Customer A	46%	48%

	For the Six Months Ended June 30,
Sales percentage:	2011	2010
Customer A	50%	45%

The Company had net receivables (as a percentage of total receivables) from the above customer as follows:

	June 30,
Accounts receivable percentage:	2011	2010
Customer A	46%	65%

Note 4.  Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For the three and six months ended June 30, 2011 and 2010, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 190,000 weighted average shares for the three and six months ended June 30, 2011 and 368,900 weighted average shares for the three and six months ended June 30, 2010.

Note 5.  Inventories

The components of inventories were as follows net of reserves:

	June 30, 2011	December 31, 2010
Finished goods, net	$288	$112

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $29 at June 30, 2011 and $34 at December 31, 2010.

Note 6. Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $10 and $8 at June 30, 2011 and 2010, respectively.

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 6. Allowance for Rework and Warranty Costs (Continued)

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended June 30,
($ in thousands)	2011	2010
Balance, Beginning	$11	$8
Accruals for products sold	5	5
Expensing of specific warranty items	(5)	(5)
Change in estimate	(1)	-
Balance, Ending	$10	$8

	For the Six Months Ended June 30,
	2011	2010
Balance, Beginning	$11	$8
Accruals for products sold	9	9
Expensing of specific warranty items	(9)	(9)
Change in estimate	(1)	-
Balance, Ending	$10	$8

Note 7. Stock-Based Awards

For the three and six months ended June 30, 2011, the Company granted 70,000 options which had weighted average grant date fair values of $0.44 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 80.3%, a risk-free interest rate of 1.8% and expected option lives of 4.7 years.  For the three and six months ended June 30, 2010, the Company granted 22,000 options which had weighted average grant date fair values of $0.59 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 82.8%, a risk-free interest rate of 2.4% and expected option lives of 5.0 years.  For the six months ended June 30, 2011, the Company recognized a net benefit of $14 to compensation expense associated with stock based compensation plans which were cancelled on January 1, 2011 due to the separation of the Company’s former chief executive officer and chief financial officer offset by compensation expense associated with options issued for the six months ended June 30, 2011.  For the six months ended June 30, 2010, the Company recognized expense of $16 related to compensation expense for stock based compensation awards.

At June 30, 2011, there was $1 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 0.2 years.

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $0.897	114,000	9.3	$0.72	114,000	$0.72
$0.896 - $1.792	22,000	6.9	1.74	22,000	1.74
$1.792 - $2.240	5,500	6.5	2.23	5,500	2.23
$2.240 - $3.584	11,000	5.9	3.27	11,000	3.27
$3.584 - $4.032	24,000	1.1	3.62	19,200	3.62
$4.032 - $4.480	11,000	4.4	4.30	11,000	4.30
	187,500	7.4	$1.62	182,700	$1.56

Winland Electronics Inc.

Notes to Condensed Financial Statements

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

Aggregate consideration for the Asset Sale consisted of the following (not in thousands): (i) $1,542,389 in cash, of which $1,042,389 was paid at closing, $250,000 was paid on July 1, 2011 and $250,000 will be paid on October 1, 2011, (ii) a minimum inventory consumption obligation of at least $2,200,000 for 24 months after the closing of the Asset sale, and (ii) the assumption of substantially all of the liabilities of the EMS Business Segment.  The terms of the APA and the amount of the consideration for the Asset Sale were negotiated by the Company and Nortech on an arms-length basis.  The sale of the EMS business on January 1, 2011, net of transaction costs, resulted in a loss of approximately $14,000.  The Company recognized an additional gain of approximately $112,000 during the three months ended June 30, 2011, upon the sale of inventory to Nortech under the minimum purchase agreement for inventory that had previously been reserved.

Additionally, in connection with the Asset Sale, the Company entered into (i) a manufacturing agreement with Nortech, whereby Nortech will manufacture certain products for the Company related to the production of the Company’s proprietary monitoring devices, (ii) a lease agreement whereby the Company leased to Nortech, for six years, its office and manufacturing facility and improvements located at 1950 Excel Drive, Mankato Minnesota, 56001, and (iii) a sublease agreement with Nortech whereby Nortech subleased to the Company 1,000 square feet of the building that the Company leased to Nortech pursuant to the lease agreement, and (iv) non-compete agreements with the Company and certain key employees for a period of two-years.  In May 2011, Winland amended the sub-lease agreement with Nortech increasing its leased space to 1,900 square feet of office space at $5.25 per square foot.

Assets and liabilities of EMS segment (discontinued operations) were as follows:

(in thousands)	30-Jun-11	31-Dec-10
Accounts receivable, net	$-	$1,752
Inventories, net	357	2,830
Other current assets	-	67
Current assets of discontinued operations	357	4,649
Property and equipment, net	-	1,151
Other assets of discontinued operations	-	1,151

Current maturities of long-term debt	$-	$222
Accounts payable	100	1,772
Accrued compensation and other liabilities	18	90
Current liabilities of discontinued operations	118	2,084
Long term debt	-	29
Long-term liabilities of discontinued operations	-	29

For the six months ended June 30, 2011, Nortech consumed $2,588 of inventory meeting the $2,200 minimum inventory commitment.    Management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $814 and $919 as of June 30, 2011 and December 31, 2010, respectively.

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 8. Discontinued Operations (Continued)

Statements of operations for EMS segment (discontinued operations) were as follows:
	Three Months Ended June 30,
(in thousands)	2011	2010
Net sales	$470	$4,380
Gross profit (loss)	-	(90)
Gain (loss) from discontinued operations	112	(319)

	Six Months Ended June 30,
(in thousands)	2011	2010
Net sales	$2,588	$8,094
Gross profit (loss)	-	(14)
Gain (loss) from discontinued operations	98	(467)

There was no income tax expense or benefit from discontinued operations for the three and six month periods ended June 30, 2011 or 2010.

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

On January 2, 2011, Winland entered into a sub-lease agreement with Nortech to lease 1,000 square feet of office space at 1950 Excel Drive, Mankato, MN effective January 1, 2011 and expiring December 31, 2011 at $5.25 per square foot.  In May 2011, Winland amended the sub-lease agreement with Nortech increasing its leased space to 1,900 square feet of office space at $5.25 per square foot.

The Company recognized a $98,000 gain on the sale of EMS assets to Nortech as of June 30, 2011.  The following table shows the calculation of the gain (not in thousands):

Cash consideration	$1,042,000
Due from Nortech	500,000
Total liabilities to be assumed:	2,073,000
Subtotal	3,615,000
Less: Transaction costs	(496,000)
Net proceeds	3,119,000

Total assets to be assumed:	(3,133,000)
Reduction of reserve for inventory obsolescence	112,000
Net gain on assets sold	$98,000

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 9.  Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of June 30, 2011 and 2010, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively.  The Company recognized an income tax expense of $9 based on its $435 pre-tax loss from continuing operations for the six months ended June 30, 2011.  The $9 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.  The Company recognized an income tax expense of $2 based on its $893 pre-tax loss from continuing operations for the six months ended June 30, 2010.

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

The Company settled an examination with the IRS for the 2004 - 2007 tax years during 2010 and settled an examination with the State of Minnesota for its 2003 through 2006 tax years during the first quarter of 2011. The years 2007 through 2010 remain open for examination by other state agencies. Due to the Minnesota settlement, $68 of unrecognized tax benefits was released during the first quarter. No additional unrecognized tax benefits were identified during the first or second quarters of 2011.  The Company received a refund from the IRS in April 2011 in the amount of $205 in addition to interest income of $11.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of June 30, 2011 and 2010, the Company recognized no interest or penalties related to uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months.

Note 10. Financing Arrangement

Effective January 3, 2011, Winland and TCI Business Capital, Inc. (“TCI”), entered into a Factoring, Security and Service Agreement (the “Agreement”).  The Agreement allowed TCI to purchase from the Company certain eligible accounts receivable based on TCI’s sole and absolute discretion and expired April 2011.  Under the agreement, TCI paid the Company ninety percent (90%) of the eligible account prior to the receivable actually being paid to the Company and one hundred percent (100%) of the eligible account once payment had been made to the Company.  The Company paid a factoring fee to TCI in the amount of two percent (2%) and paid interest on inventory and fixed asset advances in the amount of twelve percent (12%) above the prime rate of interest.  The Company agreed to generate a minimum monthly sales volume of at least Two Hundred Fifty Thousand Dollars ($250,000) for a period of twenty-four (24) months.  In April 2011, the Company and TCI terminated the Agreement for a fee of $5,000.

The Company was in violation of certain financial covenants on its mortgage note payable with US Bank as of June 30, 2011 and December 31, 2010, and, as such, US Bank has the ability to demand repayment of the mortgage note payable.

ITEM 2:            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland is an industry leader in the design and manufacture of critical condition monitoring devices.  Products including EnviroAlert, WaterBug, TempAlert and Vehicle Alert, are designed to monitor critical conditions for industries including healthcare and medical, grocery and food service, commercial and industrial, agriculture and residential.  Proudly made in the USA, Winland products are compatible with any hardwire or wireless alarm system and are available worldwide.  Headquartered in Mankato, MN, Winland trades on the NYSE Amex stock exchange under the symbol WEX.  These proprietary Winland branded and trademarked products accounted for 100% of the Company’s revenue for the three and six months ended June 30, 2011 and 2010.

EXECUTIVE SUMMARY

Our second quarter continued to be filled with positive activity as we continue redefining Winland Electronics.  We experienced seven percent sequential quarterly sales growth, the result of a large project sale to a new customer and continued strong sales to our existing customers.  Our customers continue to find value in our products and most importantly, more recognition that our products are an integral part of critical condition monitoring solutions.

As we announced on July 18, 2011, we are continuing our investment in our product offering with the addition of the EnviroAlert EA800-ip.  This product enhancement to our current EA800 adds Ethernet connectivity to allow remote monitoring and modification of sensor settings.  We are excited about this product and believe it will add value to our current customer base and provide opportunities in vertical markets outside the security channel.  We plan to globally debut the product in mid-September at the ASIS International Show in Orlando, Florida.

As we progressed through the second quarter, we recognized additional sales of EMS related inventories to Nortech.  These sales provided additional cash flow and a net gain on the sale of the EMS business.

Encouraged by all of the above, our financial results still lacked a positive result as we incurred a loss for the quarter.  Strategic sales growth through market awareness and the planned introduction of the EA800-ip along with continued management of operating costs are focus areas we anticipate will deliver future profitability.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2011 vs.
Three and six months ended June 30, 2010

The Company reported a net loss of $140,000 or $0.04 per basic and diluted share for the three months ended June 30, 2011 compared to a net loss of $822,000 or $0.22 per basic and diluted share for the same period in 2010.  The Company reported a net loss of $346,000 or $0.09 per basic and diluted share for the six months ended June 30, 2011 compared to a net loss of $1,362,000 or $0.37 per basic and diluted share for the same period in 2010.

Net Sales

Net sales for the three months ended June 30, 2011 were $984,000, up $233,000 from the same period in 2010.  The increase was related to increased sales to our largest distributor of $77,000, a large project sale of $72,000 to a new customer and increased sales to numerous smaller distributors.  Net sales for the six months ended June 30, 2011 were $1,904,000, up $323,000 from the same period in 2010.  The increase was related to increased sales to our largest distributor of $216,000, a large project sale of $72,000 to a new customer and increased sales to numerous smaller distributors.

Operating Loss

The Company reported an operating loss of $250,000 for the three months ended June 30, 2011 compared to an operating loss of $475,000 for the same period in 2010.  Gross margins decreased from 38.2% to 33.7% for the three months ended June 30, 2011 compared to the same period in 2010.  For the six months ended June 30, 2011, the Company reported an operating loss of $411,000 compared to an operating loss of $852,000 for the same period in 2010.  Gross margins decreased from 39.7% to 31.7% for the six months ended June 30, 2011 compared to the same period in 2010.  Declines in gross margin for both the three and six months ended June 30, 2011 were expected based on the agreed upon, marked-up costs per the manufacturing agreement signed with Nortech.

General and Administrative expenses were $295,000 for the three months ended June 30, 2011, a decrease of $214,000 compared to the same time period a year ago.  Various expenses declined due to the change in business model in 2011 compared to 2010.  Most notable were decreased salaries expenses of $105,000, decreased financial advisor consulting fees of $64,000, decreased audit fees of $27,000 and decreased professional fees of $27,000.  For the six months ended June 30, 2011, General and Administrative expenses were $502,000 down from $970,000 from the same period in 2010.  The decline in expense was primarily related to decreased salaries expenses of $247,000, decreased audit fees of $70,000, decreased financial advisor consulting fees of $66,000 and decreased professional fees of $61,000 offset by $47,000 of increased bank fees related to non-recurring financing fees.

Sales and marketing expenses were $240,000 for the three months ended June 30, 2011, down slightly compared to the same time period a year ago.  The decrease was due to reduced product support costs of $10,000, reduced advertising expenses of $7,000 offset by increased salaries and benefits expenses of $16,000.  For the six months ended June 30, 2011, Sales and marketing expenses were $466,000 down $44,000 compared to the same period in 2010.  The decrease was due to reduced product support costs of $23,000 and reduced advertising expenses of $16,000.

In April 2011, the Company funded research and development activities incurring expenses of $47,000 for the three and six months ended June 30, 2011.  The expenses were primarily for salary and benefit expenses of $19,000 and new product development expenses of $25,000 related to the Company’s EnviroAlert EA800-ip.  The EA800-ip is scheduled for completion in the third quarter of 2011.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three months ended June 30, 2011 was $15,000 which consisted of $7,000 mortgage interest paid to US Bank and $8,000 paid to TCI for interest and minimum fees for terminating the financing agreement in April 2011.  The Company received $11,000 of interest income related to its income tax refund during the three months ended June 30, 2011.  For the three months ended June 30, 2010, interest expense was $19,000 consisting of $10,000 paid to Marshall & Ilsley Bank for interest on the revolving line-of-credit with weighted average outstanding balance of $897,000 and $9,000 mortgage interest paid to US Bank.

Interest expense for the six months ended June 30, 2011 was $39,000 which consisted of $22,000 paid to TCI for interest and minimum fees for terminating the financing agreement in April 2011, $14,000 mortgage interest paid to US Bank and $3,000 paid to PrinSource for factoring of accounts receivable.  The Company received $11,000 of interest income related to its income tax refund during the six months ended June 30, 2011.  For the six months ended June 30, 2010, interest expense was $31,000 consisting of $18,000 mortgage interest paid to US Bank and $13,000 paid to Marshall & Ilsley Bank for interest on the revolving line-of-credit with weighted average outstanding balance of $808,000.  The Company had $1,248,000 outstanding on its revolving line-of-credit with Marshall & Ilsley Bank as of June 30, 2010.

Income Tax

As discussed in Note 9, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 0% for the six month periods ended June 30, 2011 and 2010.

The Company recognized an income tax expense of $9,000 based on its $435,000 pre-tax loss from continuing operations for the six months ended June 30, 2011.  The $9,000 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.  The Company recognized an income tax expense of $2,000 for uncertain tax positions and AMT taxes based on its $893,000 pre-tax loss from continuing operations for the six months ended June 30, 2010.

Loss from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a gain from discontinued operations, net of tax, of $98,000 for the six months ended June 30, 2011 compared to a loss of $467,000 for the same period a year ago.  The gain was the result of additional inventory sales to Nortech above the $2.2 million commitment which allowed the Company to reduce the reserve for obsolescence for inventory held for discontinued operations by $112,000.  Net sales from discontinued operations for the six months ended June 30, 2011 were $2,588,000 from raw, finished and work-in-process inventories sold to Nortech compared to net sales of $8,094,000 for finished goods sold to EMS customers for six months ended June 30, 2010.  The Company recorded a gross loss from discontinued operations for the six months ended June 30, 2010 of $14,000 compared to no gross profit on the inventory sold to Nortech for the six months ended June 30, 2011, as the Company is selling inventory to Nortech at historical cost.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $581,000 for the six months ended June 30, 2011 from the net loss of $346,000, a reduction of  accrued expenses of $185,000 primarily related to compensation payments of $142,000, net increase in finished goods inventories of $176,000 for future customer sales and an increase in accounts receivable balances of $101,000 related to increased finished goods sold  offset by federal and state income tax refunds received of $277,000.  For the six months ended June 30, 2010, operating activities used cash of $650,000 resulting from the net loss of $1,362,000 and an increase in account receivable balances  of $789,000 primarily related to finished goods sales to EMS customers partially offset by increased accounts payable balances of $560,000 relating to purchases of raw material inventories for discontinued operations and $397,000 of non-cash depreciation expense.

Investing activities provided cash of $3,089,000 primarily from the sale of EMS business unit and the sale of related inventory from discontinued operations for the six months ended June 30, 2011 compared to the use of cash of $13,000 used to acquire capital equipment for the six months ended June 30, 2010.  Financing activities used cash of $1,249,000 to pay down the Company’s accounts receivable agreement for the six months ended June 30, 2011 compared to cash provided of $881,000 from borrowings on the Company’s revolving line-of-credit for the six months ended June 30, 2010.  Cash used to pay down long-term borrowings was $55,000 and $187,000 for the six months ended June 30, 2011 and 2010, respectively.

The current ratio was 2.7 to 1 at June 30, 2011 and 1.3 to 1 at December 31, 2010.  Working capital equaled $2.1 million on June 30, 2011, compared to $1.3 million on December 31, 2010.

The Company’s future capital requirements will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  The Company was in violation of certain financial covenants on its mortgage note payable with US Bank as of June 30, 2011 and December 31, 2010, and, as such, US Bank has the ability to demand repayment of the mortgage note payable.  The Company’s management believes that its cash balance, cash receivable from the sale of the EMS business unit, and expected cash in the first six months of 2012 from leasing the building will be adequate to fund its cash requirements for working capital, investing and financing activities during the next year.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the end of the period covered by this report, management, including the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control.

Effective January 1, 2011, the employment of the Company’s Chief Executive Officer and Chief Financial Officer were terminated.  Effective March 28, 2011, the Company’s Controller was promoted to the role of Chief Financial Officer and Senior Vice President.  The Chief Financial Officer prepared the financial statements for the period ended June 30, 2011.  The Company’s Audit Committee Chair provided a secondary review.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: August 15, 2011	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer and Senior Vice President
(Principal Executive and Financial Officer )

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended June 30, 2011	Commission File No. 1-15637

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements tagged as blocks of text. *
______
* Furnished herewith