Form 10-Q
period 2011-09-30
WINLAND ELECTRONICS INC
filed 2011-11-14
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of November 11, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS	September 30, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,598	$318
Accounts receivable, less allowance for doubtful accounts of $7 as of September 30, 2011 and $10 as of December 31, 2010 (Note 3)	402	547
Receivable due from EMS asset sale (Note 8)	250	-
Refundable income taxes (Note 9)	-	277
Inventories (Note 5)	442	112
Prepaid expenses and other assets	71	87
Current assets of discontinued operations (Note 8)	157	4,649
Total current assets	2,920	5,990

Property and Equipment, at cost
Property and equipment	313	3,750
Less accumulated depreciation and amortization	235	1,447
Net property and equipment	78	2,303
Assets held for sale, net (Note 11)	2,135	-
Property and equipment of discontinued operations, net (Note 8)	-	1,151
Total assets	$5,133	$9,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Revolving line-of-credit	$-	$1,249
Current maturities of long-term debt	365	448
Accounts payable	473	381
Other short-term tax liabilities	-	68
Accrued liabilities:
Compensation	135	410
Other	23	35
Current liabilities of discontinued operations (Note 8)	60	2,084
Total current liabilities	1,056	4,675

Long-Term Liabilities
Deferred revenue	108	114
Long-term liabilities of discontinued operations (Note 8)	-	29
Total long-term liabilities	108	143
Total liabilities	1,164	4,818

Stockholders’ Equity (Note 7)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 as of September 30, 2011 and 3,699,230 shares as of December 31, 2010	37	37
Additional paid-in capital	5,014	5,025
Accumulated deficit earnings	(1,082)	(436)
Total stockholders’ equity	3,969	4,626
Total liabilities and stockholders’ equity	$5,133	$9,444

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	For the Three Months Ended Setember 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales (Note 3)	$769	$838	$2,673	$2,450
Cost of sales	501	442	1,801	1,395
Gross profit	268	396	872	1,055

Operating expenses:
General and administrative	191	368	693	1,339
Sales and marketing	270	226	736	736
Research and development	103	-	150	-
	564	594	1,579	2,075

Operating loss	(296)	(198)	(707)	(1,020)

Other income (expenses):
Interest expense	(6)	(19)	(45)	(31)
Other, net	2	(9)	17	(10)
	(4)	(38)	(28)	(78)

Loss from continuing operations before income taxes	(300)	(236)	(735)	(1,098)

Income tax benefit (expense) (Note 9)	-	89	(9)	87
Loss from continuing operations	(300)	(147)	(744)	(1,011)
Gain (loss) from discontinued operations, net of tax	-	(158)	98	(656)

Net loss	$(300)	$(305)	$(646)	$(1,667)

Loss per common share data:
Basic and diluted	$(0.08)	$(0.08)	$(0.17)	$(0.45)
Loss from continuing operations per common share data:
Basic and diluted	$(0.08)	$(0.04)	$(0.20)	$(0.27)
Gain (loss) from discontinued operations per common share data:
Basic and diluted	$-	$(0.04)	$0.03	$(0.18)
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,630	3,699,230	3,700,848	3,690,911

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(646)	$(1,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	589
Non-cash stock based compensation	(13)	23
Decrease in allowance for doubtful accounts	(3)	(6)
Decrease in allowance for obsolete inventory	(20)	-
Loss on disposal of equipment	-	56
Decrease in deferred tax valuation allowance	-	(86)
Decrease in allowance for obsolete inventory held for discontinued operations	(112)	-
Loss on sale of EMS business unit	14	-
Changes in assets and liabilities:
Accounts receivables	8	297
Refundable income taxes	277	628
Inventories	(310)	(280)
Prepaid expenses and other assets	16	6
Accounts payable	42	324
Accrued expenses, including deferred revenue and other short and long term tax liabilities	(341)	(39)
Net cash used in operating activities	(988)	(155)

Cash Flows From Investing Activities
Purchases of property and equipment	(10)	(31)
Proceeds from sale of property and equipment	-	7
Sale of inventory from discontinued operations	2,795	-
Cash from sale of EMS business unit, net of transaction costs	813	-
Net cash provided by (used in) investing activities	3,598	(24)

Cash flows From Financing Activities
Net borrowings (payments) on revolving credit agreement	(1,249)	581
Net principal payments on long-term borrowings, including capital lease obligations	(83)	(282)
Cash received from exercise of stock options	2	7
Net cash provided by (used in) financing activities	(1,330)	306

Net increase in cash and cash equivalents	1,280	127

Cash and cash equivalents
Beginning	318	55
Ending	$1,598	$182

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$49	$81
Cash receipts for income taxes	$209	$628
Non-cash reclassification of other tax liability from long-term to short-term	$-	$258
Non-cash investing activities
Receivable recorded for sale of EMS Busniess unit	$250	$-
Accrued transaction costs for sale of EMS business unit	$50	$-

See Notes to Condensed Financial Statements

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.   The footnotes are in thousands unless noted.

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

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 3.  Major Customers

The Company has one customer that accounted for 10 percent (10%) or more of net sales for the three and nine months ended September 30, 2011 and 2010 as follows:

	For the Three Months Ended September 30,
Sales percentage:	2011	2010
Customer A	43%	51%

	For the Nine Months Ended September 30,
Sales percentage:	2011	2010
Customer A	49%	49%

The Company had net receivables (as a percentage of total receivables) from the above customer as follows:

	September 30,	December 31,
Accounts receivable percentage:	2011	2010
Customer A	42%	63%

Note 4.  Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 7).  For the three and nine months ended September 30, 2011 and 2010, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 190,000 weighted average shares for the three and nine months ended September 30, 2011 and 326,500 weighted average shares for the three and nine months ended September 30, 2010.

Note 5.  Inventories

The components of inventories were as follows net of reserves:

	September 30, 2011	December 31, 2010
Finished goods, net	$442	$112

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $14 at September 30, 2011 and $34 at December 31, 2010.

Note 6. Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $10 at September 30, 2011 and 2010.

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 6. Allowance for Rework and Warranty Costs (Continued)

Changes in the Company’s warranty liability were approximately as follows:
	For the Three Months Ended September 30,
($ in thousands)	2011	2010
Balance, Beginning	$10	$8
Accruals for products sold	4	9
Expensing of specific warranty items	(4)	(9)
Change in estimate	-	2
Balance, Ending	$10	$10

	For the Nine Months Ended September 30,
	2011	2010
Balance, Beginning	$11	$8
Accruals for products sold	13	13
Expensing of specific warranty items	(13)	(13)
Change in estimate	(1)	2
Balance, Ending	$10	$10

Note 7.  Stock-Based Awards

For the three and nine months ended September 30, 2011, the Company granted 70,000 options which had weighted average grant date fair values of $0.44 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 80.3%, a risk-free interest rate of 1.8% and expected option lives of 4.7 years.  For the three and nine months ended September 30, 2010, the Company granted 22,000 options which had weighted average grant date fair values of $0.59 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 82.8%, a risk-free interest rate of 2.4% and expected option lives of 5.0 years.  For the nine months ended September 30, 2011, the Company recognized a net benefit of $13 to compensation expense associated with stock based compensation awards which were cancelled on January 1, 2011 due to the separation of the Company’s former chief executive officer and chief financial officer offset by compensation expense associated with options issued for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, the Company recognized expense of $23 related to compensation expense for stock based compensation awards.

At September 30, 2011, there was no unrecognized compensation cost related to share-based payments.

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $0.897	114,000	9.1	$0.72	114,000	$0.72
$0.896 - $1.792	22,000	6.6	1.74	22,000	1.74
$1.792 - $2.240	5,500	6.3	2.23	5,500	2.23
$2.240 - $3.584	11,000	5.6	3.27	11,000	3.27
$3.584 - $4.032	24,000	0.9	3.62	24,000	3.62
$4.032 - $4.480	11,000	4.1	4.30	11,000	4.30
	187,500	7.1	$1.62	187,500	$1.62

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 8.   Discontinued Operations

On November 15, 2010, Winland entered into an Asset Purchase Agreement (the “APA”) with Nortech Systems, Incorporated (“Nortech”).  Pursuant to the terms of the APA, Winland sold to Nortech the Company’s EMS business segment, which consisted of the design and manufacture of printed circuit board assemblies and higher level products sold mainly to original equipment manufacturer customers (the “Asset Sale”).  The sale of the EMS business segment to Nortech was completed on January 1, 2011 pursuant to the terms of the APA and approved by the Company’s shareholders on December 29, 2010.

Aggregate consideration for the Asset Sale consisted of the following (not in thousands): (i) $1,542,389 in cash, of which $1,042,389 was paid at closing, $250,000 was paid on July 1, 2011 and $250,000 was paid on October 1, 2011, (ii) a minimum inventory consumption obligation of at least $2,200,000 for 24 months after the closing of the Asset sale, and (ii) the assumption of substantially all of the liabilities of the EMS Business Segment.  The terms of the APA and the amount of the consideration for the Asset Sale were negotiated by the Company and Nortech on an arms-length basis.  The Asset Sale, net of transaction costs, resulted in a loss of approximately $14,000.  The Company recognized an additional gain of approximately $112,000 during the nine months ended September 30, 2011, upon the sale of inventory to Nortech under the minimum purchase agreement for inventory that had previously been reserved.

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

Assets and liabilities of EMS segment (discontinued operations) were as follows:

(in thousands)	September 30, 2011	December 31, 2010
Accounts receivable, net	$-	$1,752
Inventories, net	157	2,830
Other current assets	-	67
Current assets of discontinued operations	157	4,649
Property and equipment, net	-	1,151
Other assets of discontinued operations	-	1,151

Current maturities of long-term debt	$-	$222
Accounts payable	50	1,772
Accrued compensation and other liabilities	10	90
Current liabilities of discontinued operations	60	2,084
Long term debt	-	29
Long-term liabilities of discontinued operations	-	29

For the nine months ended September 30, 2011, Nortech consumed $2,795 of inventory meeting the $2,200 minimum inventory commitment.    Management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $727 and $919 as of September 30, 2011 and December 31, 2010, respectively.

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 8.   Discontinued Operations (Continued)

Statements of operations for EMS segment (discontinued operations) were as follows:
	Three Months Ended September 30,
(in thousands)	2011	2010
Net sales	$207	$3,540
Gross profit (loss)	-	(17)
Gain (loss) from discontinued operations	-	(158)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net sales	$2,795	$11,603
Gross profit (loss)	-	(63)
Gain (loss) from discontinued operations	98	(656)

There was no income tax expense or benefit from discontinued operations for the three and nine month periods ended September 30, 2011 or 2010.

Winland and Nortech entered into a manufacturing agreement effective January 1, 2011 pursuant to which Nortech manufactured certain products for Winland through July 1, 2011.  Subsequent to July 1, 2011, Nortech has continued to manufacture certain products for Winland on terms mutually agreeable to both companies.  The agreed upon transfer price for products manufactured was Winland’s current standard manufacturing costs at time of sale plus a five percent (5%) mark-up during the six months after the date of the agreement, seven percent (7%) during the seventh through ninth months after the date of the agreement and is ten percent (10%) during the tenth through the twelfth months after the date of the agreement.

On January 1, 2011, Nortech entered into a commercial building lease (lease) with the Company to lease the office and manufacturing facility located at 1950 Excel Drive, Mankato, MN from the Company.  The term of the lease ends January 1, 2017.  The lease requires Nortech to pay rent of $5.25 per square foot ($304,500 annually) commencing on January 1, 2012.  The lease provides for a 2.5% increase on the third anniversary and requires Nortech to pay all operating costs including real estate taxes.  Nortech also has the right of first refusal upon sale of the property as defined in the lease.

On January 2, 2011, Winland entered into a sub-lease agreement with Nortech to lease 1,000 square feet of office space at 1950 Excel Drive, Mankato, MN effective January 1, 2011 and expiring December 31, 2011 at $5.25 per square foot.  In May 2011, Winland amended the sub-lease agreement with Nortech increasing its leased space to 1,900 square feet of office space at $5.25 per square foot.  The Company anticipates extending the term of this sub-lease agreement past December 31, 2011.

The Company recognized a $98,000 gain on the sale of EMS assets to Nortech as of September 30, 2011.  The following table shows the calculation of the gain (not in thousands):

Cash consideration	$1,292,000
Due from Nortech	250,000
Total liabilities to be assumed:	2,073,000
Subtotal	3,615,000
Less: Transaction costs	(496,000)
Net proceeds	3,119,000

Total assets to be assumed:	(3,133,000)
Reduction of reserve for inventory obsolescence	112,000
Net gain on assets sold	$98,000

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

As of September 30, 2011 and 2010, the Company calculated its estimated annualized effective tax rate at -1% and 4%, respectively.  The Company recognized an income tax expense of $9 based on its $735 pre-tax loss from continuing operations for the nine months ended September 30, 2011.  The $9 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.  The Company recognized an income tax benefit of $87 based on its $1,098 pre-tax loss from continuing operations for the nine months ended September 30, 2010.

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

The Company settled an examination with the IRS for the 2004 through 2007 tax years during 2010 and settled an examination with the State of Minnesota for its 2003 through 2006 tax years during the first quarter of 2011. The years 2007 through 2010 remain open for examination by other state agencies. Due to the Minnesota settlement, $68 of unrecognized tax benefits was released during the first quarter of 2011. No additional unrecognized tax benefits were identified during the nine months ended September 30, 2011.  The Company received a refund from the IRS in April 2011 in the amount of $205 in addition to interest income of $11.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of September 30, 2011 and 2010, the Company recognized no interest or penalties related to uncertain tax positions.  The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months.

Note 10. Financing Arrangement

Effective January 3, 2011, Winland and TCI Business Capital, Inc. (“TCI”), entered into a Factoring, Security and Service Agreement (the “Agreement”).  The Agreement allowed TCI to purchase from the Company certain eligible accounts receivable based on TCI’s sole and absolute discretion and was terminated by mutual agreement between the Company and TCI in April 2011 for a fee of $5,000.  Under the agreement, TCI paid the Company ninety percent (90%) of the eligible account prior to the receivable actually being paid to the Company and one hundred percent (100%) of the eligible account once payment had been made to the Company.  The Company paid a factoring fee to TCI in the amount of two percent (2%) and paid interest on inventory and fixed asset advances in the amount of twelve percent (12%) above the prime rate of interest.  The Company agreed to generate a minimum monthly sales volume of at least Two Hundred Fifty Thousand Dollars ($250,000) for a period of twenty-four (24) months.

As of December 31, 2010, the Company was in violation of certain financial covenants on its mortgage note payable with US Bank National Association and, as such, US Bank had the ability to demand repayment of the mortgage note payable.  On September 2, 2011, the Company and US Bank, executed an Acknowledgement of Default and Agreement to Waiver of Default (the “Waiver Agreement”) pursuant to the Term Loan Agreement and Note, dated September 30, 2004, as amended.  The Waiver Agreement waives the default of the Cash Flow Coverage Ratio as of December 31, 2010.  The Company continues to classify the mortgage note payable as current as the Company will be in default of the cash flow coverage ratio as of December 31, 2011.

Winland Electronics Inc.

Notes to Condensed Financial Statements

Note 11. Assets Held for Sale

Assets held for sale consist of land and buildings and improvements related to a 58,869 square foot warehouse-assembly-office facility located on 6.16 acres in Mankato, MN (the “Facility”).  The Facility was built in 1994 and was previously used by the Company for manufacturing related to its EMS segment.   During the three months ended September 30, 2011, the Company elected to place the Facility for sale.  The Company, with the assistance of a third party, estimated the market value of the Facility based on market information for comparable properties in the Mankato area.  The estimated market value of the property, less expected costs to sell, is in excess of the current carrying value of the property at September 30, 2011.  Though no loss is expected on the final disposal of the property, significant changes in the estimate could have a material impact to the financial statements.

ITEM 2:                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland is an industry leader in the design and manufacture of critical condition monitoring devices.  Products including EnviroAlert, WaterBug, TempAlert and Vehicle Alert, are designed to monitor critical conditions for industries including healthcare and medical, grocery and food service, commercial and industrial, agriculture and residential.  Proudly made in the USA, Winland products are compatible with any hardwire or wireless alarm system and are available worldwide.  Headquartered in Mankato, MN, Winland trades on the NYSE Amex stock exchange under the symbol WEX.  These proprietary Winland branded and trademarked products accounted for 100% of the Company’s revenue for the three and nine months ended September 30, 2011 and 2010.

EXECUTIVE SUMMARY

Sales volumes in the third quarter were negatively impacted by our largest customer whose sales declined significantly when compared to same quarter a year ago and previous quarters of 2011.  This decline is based on their inventory positions held and timing of replenishment orders.  While this decline is unfavorable, we realized increased sales to our other top ten customers collectively of ten percent quarter over quarter and sixteen percent year over year.  These increased sales reduce the concentration we’ve historically seen with our largest customer.

During the first three quarters of 2011, we made significant investments in development of our newest product, the EnviroAlert EA800-ip.  We announced the EA800-ip in September and have received orders which will ship in the fourth quarter of 2011.

Entering 2012 we believe the introduction of the EA800-ip will provide increased sales which will positively affect our results.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2011 vs.
Three and nine months ended September 30, 2010

The Company reported a net loss of $300,000 or $0.08 per basic and diluted share for the three months ended September 30, 2011 compared to a net loss of $305,000 or $0.08 per basic and diluted share for the same period in 2010.  The Company reported a net loss of $646,000 or $0.17 per basic and diluted share for the nine months ended September 30, 2011 compared to a net loss of $1,667,000 or $0.45 per basic and diluted share for the same period in 2010.

Net Sales

Net sales for the three months ended September 30, 2011 were $769,000, down $69,000 from the same period in 2010.  The decrease was primarily related to reduced sales to our largest distributor and while sales to our other top ten customers increased, our remaining customers’ sales decreased more significantly when compared to the same period in 2010.  Net sales for the nine months ended September 30, 2011 were $2,673,000, up $223,000 from the same period in 2010.  The increase was primarily related to increased sales to our largest distributor of $123,000 and a large project sale of $79,000 to a new customer.

Operating Loss

The Company reported an operating loss of $296,000 for the three months ended September 30, 2011 compared to an operating loss of $198,000 for the same period in 2010.  Gross margins decreased from 47.3% to 34.9% for the three months ended September 30, 2011 compared to the same period in 2010.  For the nine months ended September 30, 2011, the Company reported an operating loss of $707,000 compared to an operating loss of $1,020,000 for the same period in 2010.  Gross margins decreased from 43.1% to 32.6% for the nine months ended September 30, 2011 compared to the same period in 2010.  Declines in gross margin for both the three and nine months ended September 30, 2011 were expected based on changing from a direct internal manufacturing operation to outsourcing our manufacturing requirements upon the sale of our EMS business segment.

General and Administrative expenses were $191,000 for the three months ended September 30, 2011, a decrease of $177,000 compared to the same time period a year ago.  Various expenses declined due to the change in business model in 2011 compared to 2010.  Most notable were decreased salaries expenses of $78,000, decreased board of director fees of $28,000, decreased audit fees of $27,000, decreased information technology fees of $24,000 and decreased professional fees of $20,000.  For the nine months ended September 30, 2011, General and Administrative expenses were $693,000 down from $1,339,000 from the same period in 2010.  The decline in expense was primarily related to decreased salaries expenses of $332,000, decreased professional fees of $80,000, decreased information technology fees of $77,000, decreased audit fees of $75,000, decreased financial advisor consulting fees of $67,000 partially offset by $44,000 of increased bank fees related to non-recurring financing fees.

Sales and marketing expenses were $270,000 for the three months ended September 30, 2011, up $44,000 compared to the same time period a year ago.  The increase was due to increased advertising expenses of $20,000 and increased marketing and trade show expenses of $20,000 as we incurred costs in advance of an expected release of our EA800-ip.  For the nine months ended September 30, 2011, sales and marketing expenses were $736,000 consistent to the same period in 2010 with increased salaries expenses of $22,000 and increased marketing and trade show expenses of $12,000 partially offset by decreased information technology fees of $27,000.

The Company funded research and development activities incurring expenses of $103,000 and $150,000 for the three and nine months ended September 30, 2011, respectively.  The expenses for the three months ended September 30, 2011 were primarily for new product development expenses of $79,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $20,000.  The expenses for the nine months ended September 30, 2011 were primarily for new product development expenses of $104,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $38,000.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income and expense.  Interest expense for the three months ended September 30, 2011 was $6,000 which consisted of mortgage interest paid to US Bank.  For the three months ended September 30, 2010, interest expense was $45,000, including interest of discontinued operations, consisting of $31,000 paid to PrinSource for factoring of accounts receivable, $7,000 of mortgage interest paid to US Bank and $7,000 paid to Marshall & Ilsley Bank for interest on the revolving line-of-credit with weighted average outstanding balance of $624,000.

Interest expense for the nine months ended September 30, 2011 was $45,000 which consisted of $22,000 paid to TCI for interest and minimum fees for terminating the financing agreement in April 2011, $20,000 mortgage interest paid to US Bank and $3,000 paid to PrinSource for factoring of accounts receivable.  For the nine months ended September 30, 2010, interest expense was $76,000, including interest of discontinued operations, consisting of $31,000 paid to PrinSource for factoring of accounts receivable, $25,000 mortgage interest paid to US Bank and $20,000 paid to Marshall & Ilsley Bank for interest on the revolving line-of-credit with weighted average outstanding balance of $658,000 as of September 30, 2010.

Income Tax

As discussed in Note 9, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of -1% and 4% for the nine month periods ended September 30, 2011 and 2010, respectively.

The Company recognized an income tax expense of $9,000 based on its $735,000 pre-tax loss from continuing operations for the nine months ended September 30, 2011.  The $9,000 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.  The Company recognized an income tax benefit of $87,000 based on its $1,098,000 pre-tax loss from continuing operations for the nine months ended September 30, 2010.  The $87,000 tax benefit was for recognizing previous uncertain tax positions related to the Company’s research and development credits.

Loss from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a gain from discontinued operations, net of tax, of $98,000 for the nine months ended September 30, 2011 compared to a loss of $656,000 for the same period a year ago.  The gain was the result of additional inventory sales to Nortech above the $2,200,000 commitment which allowed the Company to reduce the reserve for obsolescence for inventory held for discontinued operations by $112,000.  Net sales from discontinued operations for the nine months ended September 30, 2011 were $2,795,000 from raw, finished and work-in-process inventories sold to Nortech compared to net sales of $11,603,000 for finished goods sold to EMS customers for nine months ended September 30, 2010.  The Company recorded a gross loss from discontinued operations for the nine months ended September 30, 2010 of $63,000 compared to no gross profit on the inventory sold to Nortech for the nine months ended September 30, 2011, as the Company is selling inventory to Nortech at historical cost.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $988,000 for the nine months ended September 30, 2011 from the net loss of $646,000, a reduction of accrued expenses of $341,000 primarily related to compensation payments of $275,000, net increase in finished goods inventories of $330,000 for future customer sales offset by federal and state income tax refunds received of $277,000 and a decrease in accounts receivable balances of $8,000 related to collections in excess of sales and non-cash depreciation of $100,000.  For the nine months ended September 30, 2010, operating activities used cash of $155,000 resulting from the net loss of $1,667,000 offset by federal and state income tax refunds received of $628,000, $589,000 of non-cash depreciation expense, decreased accounts payable balances of $324,000 for payments of inventory made in excess of receipts and a decrease in account receivable balances of $297,000 for collections received in excess of sales offset by increased inventory balances of $280,000 for EMS customers.

Investing activities provided cash of $3,598,000 primarily from the sale of EMS business unit and the sale of related inventory from discontinued operations for the nine months ended September 30, 2011 compared to the use of cash of $24,000 used to acquire capital equipment for the nine months ended September 30, 2010.  Financing activities used cash of $1,249,000 to pay down the Company’s accounts receivable agreement for the nine months ended September 30, 2011 compared to cash provided of $581,000 from borrowings on the Company’s revolving line-of-credit for the nine months ended September 30, 2010.  Cash used to pay down long-term borrowings was $83,000 and $282,000 for the nine months ended September 30, 2011 and 2010, respectively.

The current ratio was 2.8 to 1 at September 30, 2011 and 1.3 to 1 at December 31, 2010.  Working capital equaled $1,900,000 on September 30, 2011, compared to $1,300,000 on December 31, 2010.

The Company’s future capital requirements will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  The Company’s management believes that its cash balance, cash receivable from the sale of the EMS business unit, and expected cash in the first nine months of 2012 from leasing the building will be adequate to fund its cash requirements for working capital, investing and financing activities during the next twelve months.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the end of the period covered by this report, management, including the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control.

Effective January 1, 2011, the employment of the Company’s Chief Executive Officer and Chief Financial Officer were terminated.  Effective March 28, 2011, the Company’s Controller was promoted to the role of Chief Financial Officer and Senior Vice President.  The Chief Financial Officer prepared the financial statements for the period ended September 30, 2011.  The Company’s Audit Committee Chair provided a secondary review.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: November 14, 2011	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer and Senior Vice President
(Principal Executive and Financial Officer )

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended September 30, 2011	Commission File No. 1-15637

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL:  (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements tagged as blocks of text. *

______
* Furnished herewith