Form 10-K
period 2011-12-31
WINLAND ELECTRONICS INC
filed 2012-03-29
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☑

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2011 was $2,225,486 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of March 23, 2012.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Winland Electronics, Inc. (“Winland”, “Company”, “we” or “our”) was incorporated as a Minnesota corporation in October 1972.  Through distribution to dealers and integrators, Winland provides a line of proprietary critical condition monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2011.  Prior to January 1, 2011, we also designed and manufactured custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization (Electronic Manufacturing Services (EMS) business).  On January 1, 2011, we sold our EMS business unit to an unrelated third party, Nortech Systems, Incorporated (Nortech) (see Note 8 of our financial statements).    As a result, we classified our EMS business as a discontinued operation for 2011 and 2010.  All references contained herein relate to our continuing operations of our proprietary business unless identified as discontinued operations.

Proprietary Products Sales and Distribution

Winland markets and sells its line of proprietary critical condition monitoring products primarily through an established network of distributors, dealers, security installers and integrators.  Winland employs full-time sales professionals and has engaged independent manufacturers’ sales representative organizations who are responsible for territory-based commissioned sales. This distribution network is primarily located in the United States.

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

Source of Goods Available for Sale

Winland has a contract with a single third party contract manufacturer through December 31, 2013 to produce goods held for sale to the Company’s customers.  These assemblies are manufactured to design specifications furnished by Winland.  Alternative sources are available should the Company’s existing source be unable to perform.

Significant Customers

Approximately 50% of the Company’s Proprietary Products sales in both 2011 and 2010 were to one of the world’s largest distributors of security products.  Winland derived approximately 4% and 1% of its revenues from sales outside the United States for the years ended December 31, 2011 and 2010, respectively.

Patents, Trademarks and Licenses

Winland holds federal trademark registrations for marks used in its business as follows:  WATERBUG, TEMP ALERT, ENVIRONMENTAL SECURITY and ENVIROALERT.

Personnel

At December 31, 2011, Winland had nine full time employees.  During 2011 and 2010, Winland also used temporary labor services.  Winland is not subject to a collective bargaining agreement and considers its relations with its employees to be good.

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

Winland’s Proprietary Products sales are dependent on a small number of security products distributors with the top five distributors together representing over 65% of total Company sales in 2011 and 2010.  Winland does not obtain firm, long-term purchase commitments from its customers.  Customers may also cancel their orders, change quantities, or delay delivery for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers may harm Winland’s results of operations by reducing the volumes of products sold.

Winland outsources the manufacturing of its line of Proprietary Products.

Winland has an agreement with an outside contract manufacturing firm to manufacture its proprietary products through December 31, 2013.  Based on the agreement, Winland issues purchase orders with definitive quantities, deliveries and price.  Winland cannot guarantee the ability of the manufacturer to timely deliver against the purchase orders which may cause Winland to experience delays in meeting its customer’s delivery requirements.  If experienced, these delays may impact sales volumes and increase costs.

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

Market acceptance of our new EA800-ip product is uncertain, and we may be unable to obtain market acceptance of our EA800-ip product.

The success of our EA800-ip product will depend upon the acceptance by customers of our EA800-ip product as equivalent or better than the current product or solution they are currently using for security products.  Market acceptance of our EA800-ip product will depend on a number of factors, including:

●	the perceived effectiveness of our EA800-ip product relative to its cost;
●	the potential advantages of our EA800-ip product over alternative products;
●	the development of new products and technologies by our competitors or new alternative security products;and

●	the effectiveness of our sales and marketing efforts.

If our EA800-ip product does not achieve adequate acceptance by our customers and potential customers, we may not generate our projected revenue and our business would be materially impacted.

Winland’s valuation of circumstances impacting the value of long-lived assets is based on judgment and factors that could change and result in the recognition of an impairment charge.

Winland’s management exercises its best judgment in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them.  Management uses historical financial information, internal plans and projections and industry information in making such estimates.  While Winland currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if Winland no longer believes it will achieve its long-term projected sales or operating expenses, it may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets is less than the book value and recognize an impairment charge.  Such impairment would adversely affect Winland’s business and earnings.

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

Failure to meet financial requirements for the continued listing of Winland's stock on a national stock exchange would impair the liquidity of its stock and its availability to access the capital markets, if necessary.

On December 5, 2011 Winland received a notice from NYSE Amex LLC indicating that Winland was not in compliance with the continued listing standard requiring Winland to maintain minimum stockholders’ equity of $4,000,000 and not report losses from continuing operations and/or net losses in three of its four most recent fiscal years.  Winland submitted a plan of compliance which requires Winland to regain compliance with the continued listing standards by May 29, 2013.  On February 7, 2012 Winland received a letter from the NYSE Regulation informing Winland that it made a reasonable demonstration of its ability to regain compliance with the continued listing standards by March 29, 2013.  Winland is currently not in compliance with the continued listing standards of the NYSE Amex Exchange, however, the NYSE Amex Exchange has given Winland an extension until May 29, 2013 to regain compliance with the continued listing standards.  Winland can make no assurance that it will be able to remain listed on the NYSE Amex Exchange.  If Winland’s stock is delisted from trading on the NYSE Amex Exchange, the liquidity of the stock would be impaired and access to the capital markets, if necessary, may not be possible.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Winland owns an office and manufacturing facility located in Mankato, Minnesota.  The 58,000 square foot building consists of 32,500 square feet of manufacturing space, 10,000 square feet of warehouse space and 15,500 square feet of office space.  Management carries insurance on its property and believes it is adequately covered.  The office and manufacturing facility has a net book value of $2,135,000 including land.

On January 1, 2011, Winland entered into a commercial building lease (the “Lease”) with Nortech Systems, Inc. (“Nortech”) to lease the entire office and manufacturing facility.  The term of the Lease ends January 1, 2017 with obligation to pay rent of $5.25 per square foot commencing on January 1, 2012.  On January 2, 2011, Winland entered into a sublease agreement with Nortech to lease 1,000 square feet of office space at 1950 Excel Drive, Mankato, MN effective January 1, 2011 and expiring December 31, 2011 at $5.25 per square foot.  In May 2011, Winland amended the sublease agreement with Nortech increasing its leased space to 1,900 square feet of office space at $5.25 per square foot.  On December 28, 2011, Winland and Nortech executed a new sublease agreement with the same terms as the prior agreement with a term expiring on December 31, 2012.

In August 2011, Winland engaged a real estate broker and listed the office and manufacturing facility for sale.  The listing agreement identified the obligations of Winland and the real estate broker and expired on February 29, 2012.  Winland will continue, on its own behalf, to look for an interested party to purchase its office and manufacturing facility.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winland’s Common Stock is listed on the NYSE Amex under the symbol WEX.  The following table sets forth the high and the low market closes, as reported by NYSE Amex during 2011 and 2010.

Fiscal Year Ended December 31, 2011	Low	High
First Quarter	$0.71	$0.90
Second Quarter	$0.62	$0.76
Third Quarter	$0.58	$0.69
Fourth Quarter	$0.30	$0.60

Fiscal Year Ended December 31, 2010	Low	High
First Quarter	$0.79	$1.36
Second Quarter	$0.71	$1.07
Third Quarter	$0.60	$0.80
Fourth Quarter	$0.64	$0.87

On March 23, 2012, the fair market value of Winland’s Common Stock was $0.66 based on the closing sale price quoted by NYSE Amex on that date.  As of December 31, 2011, Winland had 373 registered shareholders of record.

Winland has never paid cash dividends on its Common Stock.  The Board of Directors presently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, Winland's overall financial condition and any other factors deemed relevant by Winland's Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE SUMMARY

During 2011, we made significant strides towards redefining Winland Electronics, Inc. for the future.  We were successful in selling the EMS assets to Nortech Systems Incorporated and receiving $1,017,000 in cash.  The sale eliminated the recent historical under utilization of the manufacturing facility and provided a small gain for the year.  Additionally, Nortech consumed $2,900,000 worth of the remaining EMS inventory providing significant cash flow during the year which allowed us to pay down debt of $1,697,000.

Subsequent to the sale of the EMS business segment to Nortech, we turned our attention to our proprietary product offerings and invested in our latest product, the EnviroAlert EA800-ip.  This product enhancement to our award winning EA800 product provides for remote monitoring and modification of sensor settings meeting a critical need for companies who must maintain regulatory compliance.  We anticipate the EA800-ip to favorably impact our results of operations for 2012.

With Winland’s sales team continuing to drive awareness of our critical condition monitoring solutions, we were able to achieve modest growth in sales.  This growth was driven by our top ten customers.  More important however, is the attention our products have been able to attract with large national security dealers and end-user national accounts in the pharmaceutical and food distribution industries.

RESULTS OF OPERATIONS – 2011 vs. 2010

The Company reported a net loss of $740,000 or $0.20 per basic and diluted share for the year ended December 31, 2011 compared to the $3,532,000 net loss or $0.96 per basic and diluted share for the same period in 2010.

Net Sales

Proprietary Products net sales for the year ended December 31, 2011 were $3,444,000 up $127,000 or 4% compared to the same period in 2010 driven by a 9.2% increase in sales to Winland’s largest distributor.  Winland’s other top ten customers grew 15.6% collectively which were offset by declines by other customers mostly the result of non-recurring projects requiring Winland’s products.

Operating Loss

The Company reported an operating loss of $1,023,000 and $1,931,000 for the years ended December 31, 2011 and 2010, respectively.  Our gross margin percentage of 31.0% in 2011 was down from 35.6% reported in 2010. Declines in gross margin were expected based on changing from a direct internal manufacturing operation to outsourcing our manufacturing requirements upon the sale of our EMS business segment.

For the year ended December 31, 2011, General and Administrative expenses were $852,000 down from $2,143,000 from the same period in 2010.  The decline in expense was primarily related to decreased salaries expenses of $786,000 due to headcount reductions and associated severance payments related to the EMS sale, decreased professional fees including audit,  legal and tax preparation expenses of $205,000, reduced information technology expenses of $104,000, reduced financial advisor fees of $60,000, reduced software implementation consulting fees of $50,000, reduced premium costs for directors and officers insurance of $36,000 and reduced board of director fees of $35,000 partially offset by lease expense of $8,000.

For the year ended December 31, 2011, sales and marketing expenses were $1,000,000, an increase of $30,000 from the same period in 2010 with increased salaries and benefits expenses of $47,000 and increased marketing and trade show expenses of $32,000 related to the Company’s EnviroAlert EA800-ip partially offset by decreased product support costs of $31,000 and reduced certification expenses of $10,000.

During 2011, the Company funded research and development activities, incurring expenses of $237,000.  The expenses were primarily for new product development of $168,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $59,000.

Interest Expense and Other, Net

Interest expense and other consists primarily of interest expense and miscellaneous income.  Interest expense for 2011 was $54,000 compared to $175,000 during the same period a year ago.  This significant decrease relates to the decreased outstanding balances on the Company’s lines of credit during the year.  The Company received $10,800 in interest income from the settlement and payment of refunds related to the settlement reached between the Company and the Internal Revenue Service regarding research and development tax credits.

Income Tax

Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $1,889,000 and $1,593,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $296,000 and $1,216,000, respectively.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2011 and 2010, the Company calculated its estimated annualized effective tax expense (benefit) rate at 1% and (4%), respectively.  The Company recognized income tax expense of $9,000 (net of the valuation allowance) based on its $790,000 pre-tax loss from continuing operations for year ended 2011 compared to an income tax benefit of $89,000 (net of the valuation allowance) based on its $2,098,000 pre-tax loss from continuing operations for the year ended 2010.

Gain (loss) from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a gain from discontinued operations, net of tax, of $59,000 for the year ended December 31, 2011 compared to a loss of $1,523,000 for the same period a year ago.  The gain was the result of additional inventory sales to Nortech above the $2,200,000 commitment which allowed the Company to reduce the reserve for obsolescence for inventory held for discontinued operations by $73,000.  Net sales from discontinued operations for the year ended December 31, 2011 were $2,906,000 from raw, finished and work-in-process inventories sold to Nortech compared to net sales of $14,653,000 for finished goods sold to EMS customers for the year ended December 31, 2010.  The Company recorded a gross loss from discontinued operations for the year ended December 31, 2010 of $530,000 compared to no gross profit on the inventory sold to Nortech for the year ended December 31, 2011, as the Company sold inventory to Nortech at historical cost.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $1,505,000 for the year ended December 31, 2011 which resulted from the net loss of $740,000, a net increase in finished goods inventories of $455,000 for future customer sales, a reduction of accrued expenses of $421,000 primarily related to compensation payments of $339,000 partially offset by federal and state income tax refunds received of $277,000.  Operating activities used cash of $173,000 for the year ended December 31, 2010 which resulted from the net loss of $3,532,000 partially offset by increased accounts payable balances of $1,021,000 for increased raw material inventory levels held for discontinued operations, non-cash depreciation expense of $775,000, collection of 2009 loss carry-back from the IRS and settlement of uncertain tax positions of $746,000, collection of $550,000 accounts receivable balances in excess of sales as a result of the improvement in days sales outstanding of four days and non-cash loss on disposal of equipment of $173,000.

Investing activities provided cash of $3,913,000 primarily from the sale of EMS business unit and the sale of related inventory from discontinued operations for year ended December 31, 2011 compared to the use of cash of $73,000 used to acquire capital equipment for the year ended December 31, 2010.  Financing activities used cash of $1,695,000 for the year ended December 31, 2011 consisting of $1,249,000 to pay down the Company’s revolving line-of-credit and $448,000 to pay down long-term borrowings.  For the year ended December 31, 2010, financing activities provided cash of $509,000 from borrowing $882,000 on the Company’s accounts receivable agreement offset by $380,000 cash used to pay down long-term borrowings.

The current ratio was 3.7 to 1 at December 31, 2011 and 1.3 to 1 at December 31, 2010.  Working capital equaled $1,517,000 on December 31, 2011, compared to $1,315,000 on December 31, 2010.  The Company had $1,249,000 outstanding on its accounts receivable agreement with PrinSource Capital Companies, LLC as of December 31, 2010 with no outstanding balance as of December 31, 2011.

On August 18, 2010, Winland and PrinSource Capital Companies, LLC ("PrinSource") entered into an Accounts Receivable Agreement (the "Agreement").  The Agreement allowed PrinSource to purchase from Winland certain eligible accounts receivable based on PrinSource's sole and absolute discretion.  Upon approval and acceptance by PrinSource, PrinSource agreed to pay Winland seventy-five percent (75%) of the eligible account receivable (the "Part Payment") prior to such receivable actually being paid to Winland.  Upon the payment of such receivable to Winland, PrinSource paid to Winland one hundred percent (100%) of such eligible account, reduced by a per diem fee equal to 1/18% (one eighteenth of one percent) per day from the time that the Part Payment was made by PrinSource to Winland and a one-time processing fee equal to 1/4% (one fourth of one percent).  Winland retained the ultimate responsibility for collection of the receivable, and thus accounted for the Agreement as a secured borrowing transaction.  This agreement was paid off and cancelled January 3, 2011.

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

As of December 31, 2010, the Company was in violation of certain financial covenants on its mortgage note payable with US Bank National Association and, as such, US Bank had the ability to demand repayment of the mortgage note payable.  On September 2, 2011, the Company and US Bank, executed an Acknowledgement of Default and Agreement to Waiver of Default (the “Waiver Agreement”) pursuant to the Term Loan Agreement and Note, dated September 30, 2004, as amended.  The Waiver Agreement waives the default of the Cash Flow Coverage Ratio as of December 31, 2010.  In December 2011, the Company paid the outstanding balance satisfying the mortgage note payable.

The Company continues its process of evaluating on-going operations, growth initiatives and strategic alternatives, in light of the current economic conditions.

The Company’s future capital requirements will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  The Company’s management believes that its cash balance and expected cash in 2012 from leasing, or sale of, the building will be adequate to fund its cash requirements for working capital, investing and financing activities during the next twelve months.

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

Rental revenue includes rents that our tenant pays in accordance with the terms of its lease reported on a straight-line basis over the non-cancellable term of the lease. The lease provides for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Deferred rent in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenant in accordance with the lease terms.

Inventory Valuation: Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in, first-out method (FIFO). The majority of the inventory is purchased based upon contractual forecasts and customer purchase orders. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Management’s estimated reserve for slow moving and obsolete finished goods inventories was $30,000 and $34,000 as of December 31, 2011 and 2010, respectively.

Long-lived assets including assets held for sale:  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.  While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets are less than the book value and recognize an impairment charge. Such impairment would adversely affect earnings.  No impairment losses were recognized in 2011 or 2010.

In September 2011, the Company decided to sell its 58,000 square foot manufacturing facility, including land, with a carrying cost of $2,135,000. The building was primarily used for the EMS business segment which was sold January 1, 2011. The Company has determined that the sale of the building could provide significant additional resources to be invested in our proprietary business. These assets were reclassified as held for sale at the time a formal decision was made to sell the land and building, and the assets are being carried at cost, which is less than the estimated fair value of the building less selling costs at December 31, 2011. The building and land are expected to be sold within one year.

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  Bad debt expense for the year ended December 31, 2011 was $1,000.  Bad debt expense for the year ended December 31, 2010 was $15,000 offset by collection of $39,000 for a previously written off bad debt.  The Company writes off accounts receivable when they are deemed uncollectible and records recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $7,000 and $10,000 at December 31, 2011 and 2010, respectively.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues are determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $13,100 and $11,200 as of December 31, 2011 and 2010, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $1,889,000 and $1,593,000. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $296,000 and $1,216,000.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2011 and 2010, the Company calculated its estimated annualized effective tax expense (benefit) rate at 1% and (4%), respectively.  The Company recognized an income tax expense of $9,000 (net of the valuation allowance) based on its $790,000 pre-tax loss from continuing operations for year ended 2011 compared to an income tax benefit of $89,000 (net of the valuation allowance) based on its $2,098,000 pre-tax loss from continuing operations for the year ended 2010.

In addition, Winland reevaluates the technical merits of its tax positions and recognizes an uncertain tax benefit, or derecognizes a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although Winland believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on Winland’s effective tax rate in future periods.

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

●	an overall uncertainty in economic activity may also have a negative impact on Winland’s customer’s ability to pay for the products they purchase from Winland;

●	Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile;

●	The acceptance of our EA800-ip by the marketplace; and

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm as of and for the Years Ended December 31, 2011 and 2010	13

Balance Sheets as of December 31, 2011 and 2010	14-15

Statements of Operations for the Years Ended December 31, 2011 and 2010	16

Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2011 and 2010	17

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	18

Notes to Financial Statements	19-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 29, 2012

Winland Electronics, Inc.
Balance Sheets
As of December 31, 2011 and 2010
(In Thousands)

	December 31,
Assets	2011	2010
Current Assets
Cash and cash equivalents	$1,031	$318
Accounts receivable, less allowance for doubtful accounts of $7 and $10 as of December 31, 2011 and 2010, respectively (Note 10)	449	547
Refundable income taxes (Note 6)	-	277
Inventories (Note 3)	567	112
Prepaid expenses and other assets	31	87
Current assets of discontinued operations (Note 8)	-	4,649
Total current assets	2,078	5,990

Property and Equipment, at cost (Note 4)
Land and land improvements	-	383
Building	-	3,064
Machinery and equipment	153	148
Data processing equipment	118	112
Office furniture and equipment	43	43
Total property and equipment	314	3,750

Less accumulated depreciation and amortization	246	1,447
Net property and equipment	68	2,303
Assets held for sale, net (Note 1)	2,135	-
Deferred rent receivable	261	-
Property and equipment of discontinued operations, net (Note 8)	-	1,151
Total assets	$4,542	$9,444

See Notes to Financial Statements

Winland Electronics, Inc.
Balance Sheets
As of December 31, 2011 and 2010
(In Thousands, Except Share and Per Share Data)

	December 31,
Liabilities and Stockholders’ Equity	2011	2010
Current Liabilities
Revolving line-of-credit	$-	$1,249
Current maturities of long-term debt (Note 4)	-	448
Accounts payable	421	381
Other short-term tax liabilities	-	68
Accrued liabilities:
Compensation	110	410
Other	30	35
Current liabilities of discontinued operations (Note 8)	-	2,084
Total current liabilities	561	4,675

Long-Term Liabilities
Deferred revenue (Note 5)	106	114
Long-term liabilities of discontinued operations (Note 8)	-	29
Total long-term liabilities	106	143

Total liabilities	667	4,818

Commitments and Contingencies

Stockholders’ Equity (Notes 7 and 11)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 and 3,699,230 shares as of December 31, 2011 and 2010	37	37
Additional paid-in capital	5,014	5,025
Accumulated deficit	(1,176)	(436)
Total stockholders’ equity	3,875	4,626
Total liabilities and stockholders’ equity	$4,542	$9,444

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Operations
For the Years Ended December 31, 2011 and 2010
(In Thousands, Except Share and Per Share Data)

	December 31,
	2011	2010
Net sales (Note 10)	$3,444	$3,317
Cost of sales	2,378	2,135
Gross profit	1,066	1,182

Operating expenses:
General and administrative	852	2,143
Sales and marketing	1,000	970
Research and development	237	-
	2,089	3,113

Operating loss	(1,023)	(1,931)

Other income (expenses):
Interest expense	(54)	(175)
Rental revenue	261	-
Other, net	26	8
	233	(167)

Loss from continuing operations before income taxes	(790)	(2,098)

Income tax (expense) benefit (Note 6)	(9)	89
Loss from continuing operations	(799)	(2,009)
Gain (loss) from discontinued operations, net of tax	59	(1,523)

Net loss	$(740)	$(3,532)

Loss per common share data:
Basic and diluted	$(0.20)	$(0.96)
Loss from continuing operations per common share data:
Basic and diluted	$(0.22)	$(0.55)
Income (loss) from discontinued operations per common share data:
Basic and diluted	$0.02	$(0.41)
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,045	3,693,009

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010
(In Thousands, Except Share Data)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance on December 31, 2009	3,686,435	$37	$5,016	$3,096	$8,149

Issuance of common stock in accordance with employee stock purchase plan (Note 7)	9,795	-	6	-	6
Issuance of common stock in accordance with employee stock option plan (Note 7)	3,000	-	1	-	1
Stock-based compensation expense	-	-	2	-	2
Net loss	-	-	-	(3,532)	(3,532)
Balance on December 31, 2010	3,699,230	37	5,025	(436)	4,626

Issuance of common stock in accordance with employee stock option plan (Note 7)	2,400	-	2	-	2
Stock-based compensation benefit	-	-	(13)	-	(13)
Net loss	-	-	-	(740)	(740)
Balance on December 31, 2011	3,701,630	$37	$5,014	$(1,176)	$3,875

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
(In Thousands)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(740)	$(3,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	775
Non-cash stock based compensation expense (benefit)	(13)	2
Decrease in allowance for doubtful accounts	(3)	(29)
Loss on disposal of equipment	-	173
Decrease in allowance for obsolete inventory held for discontinued operations	(56)	-
Changes in operating assets and liabilities:
Accounts receivable	(39)	550
Refundable income taxes	277	746
Inventories	(455)	97
Deferred rent receivable	(261)	-
Prepaid expenses and other assets	56	105
Accounts payable	40	1,021
Accrued liabilities, including deferred revenue and other short-term tax liabilities	(421)	(81)
Net cash used in operating activities	(1,505)	(173)

Cash Flows From Investing Activities
Purchases of property and equipment	(10)	(80)
Sale of inventory from discontinued operations	2,906	-
Cash from sale of EMS business unit, net of transaction costs	1,017	7
Net cash provided by (used in) investing activities	3,913	(73)

Cash Flows From Financing Activities
Net advances (repayments) on revolving line-of-credit agreement	(1,249)	882
Principal payments on long-term borrowings, including capital lease obligations	(448)	(380)
Proceeds from issuance of common stock	2	7
Net cash provided by (used in) financing activities	(1,695)	509

Net increase in cash and cash equivalents	713	263

Cash and cash equivalents
Beginning of year	318	55
End of year	$1,031	$318

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$65	$181
Cash receipts from income taxes	$209	$645

See Notes to Financial Statements

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Winland Electronics, Inc. (“Winland” or the “Company”) provides a line of proprietary environmental monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2011.

Immaterial Errors:  On January 1, 2011, Winland entered into a commercial building lease (the “Lease”) with Nortech Systems Incorporated to lease the Company’s entire office and manufacturing facility located at 1950 Excel Drive, Mankato, MN.  The term of the Lease ends January 1, 2017 with Nortech required to pay rent of $5.25 per square foot ($305 annually) commencing on January 1, 2012.  The Lease provides for a 2.5% increase on the third anniversary and requires Nortech to pay all operating costs including real estate taxes.  At December 31, 2011, the Company determined it should have recorded rental revenue on a straight-line basis over the non-cancellable term of the lease in accordance with ASC 840 on the Unaudited Condensed Statement of Operations and deferred rent receivable on the Unaudited Condensed Balance Sheets beginning in the first quarter of 2011.

Management has quantitatively and qualitatively evaluated the materiality of the error and has determined the error to be immaterial to the quarterly reports previously filed for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011.  Accordingly, all of the resulting adjustments have been recorded prospectively on the Statement of Operations for year ended December 31, 2011 and the Balance Sheet as of December 31, 2011.  The Company recorded rental revenue of $261 on the Statement of Operations for the year ended December 31, 2011 and a deferred rent receivable of $261 on the Balance Sheet as of December 31, 2011.

The impact of the prospective adjustments on the Unaudited Condensed Statements of Operations for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011, was to decrease the Loss from continuing operations before income taxes by $65, $66 and $65 respectively.  The adjustments resulted in an increase of $0.02 to basic and diluted earnings per common share for each of the prior interim periods.  In addition, Total current assets and Stockholders’ equity increased $65, $131 and $196 on the Unaudited Condensed Balance Sheets as of March 31, 2011, June 30, 2011 and September 30, 2011, respectively.

Discontinued Operations: Included in discontinued operations is Winland’s Electronic Manufacturing Services (EMS) operation. The sale of the EMS operations to a third party was completed on January 1, 2011 pursuant to the terms of an Asset Purchase Agreement dated November 15, 2010 (the “APA”). The transaction involved the sale of 100% of Winland’s EMS assets and assumptions of certain liabilities under the APA. The Company’s shareholders approved the sale on December 29, 2010.

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

A summary of Winland’s significant accounting policies follow:

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowances for obsolete inventories, rework and warranties, valuation of long-lived assets, assets held for sale and doubtful accounts.  Winland cannot assure that actual results will not differ from those estimates.

Revenue Recognition: Revenue is recognized from the sale of products and out of warranty repairs when the product is delivered to a common carrier for shipment and title transfers.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

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

Rental revenue includes rents that our tenant pays in accordance with the terms of its lease reported on a straight-line basis over the non-cancellable term of the lease. The lease provides for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Deferred rent in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenant in accordance with the lease terms.

Cash and cash equivalents: Cash and cash equivalents include money market mutual funds and other highly liquid investments defined as maturities of three months or less from date of purchase.  Winland maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Winland has not experienced any losses in such accounts.

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due.  No interest is charged on past due accounts. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  The Company writes off accounts receivable when they are deemed uncollectible and records recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $7 and $10 at December 31, 2011 and 2010, respectively.

Inventory Valuation: Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated reserve for slow moving and obsolete finished goods inventories was $30 and $34 as of December 31, 2011 and 2010, respectively.

Depreciation: Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets, as follows:

Years
Land improvements	17 – 20
Building	39 – 40
Machinery and equipment	5 – 7
Data processing equipment	3 – 7
Office furniture and equipment	3 – 7

Long-lived assets including assets held for sale:  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.  While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets is less than the book value and recognize an impairment charge. Such impairment would adversely affect earnings.  No impairment losses were recognized in 2011 or 2010.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

In September 2011, the Company decided to sell its 58,000 square foot manufacturing facility, including land, with a carrying cost of $2,135. The building was primarily used for the EMS business segment which was sold January 1, 2011. The Company has determined that the sale of the building could provide significant additional resources to be invested in its proprietary business. These assets were reclassified as held for sale at the time a formal decision was made to sell the land and building, and the assets are being carried at cost, which is less than the estimated fair value of the building less selling costs at December 31, 2011. The building and land are expected to be sold within one year.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $13 and $11 as of December 31, 2011 and 2010, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Changes in Winland’s warranty liability, which is included in other accrued liabilities on the balance sheets, are approximately as follows:

	For the Years Ended December 31,
($ in thousands)	2011	2010
Balance, Beginning	$11	$8
Accruals for products sold	7	18
Expensing of specific warranty items	(3)	(18)
Change in estimate	(2)	3
Balance, Ending	$13	$11

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

Fair value of financial instruments: Management estimated the carrying value of long-term debt approximated fair value, estimated based on interest rates for the same or similar debt offered to Winland having the same or similar remaining maturities and collateral requirements. The carrying values of cash, accounts receivable, accounts payable and revolving line-of-credit approximate their fair value due to the short-term nature of these instruments.

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

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

For years ended December 31, 2011 and 2010, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 190,000 and 288,100 weighted average shares for the years ended December 31, 2011 and 2010, respectively, as inclusion of these shares would have been anti-dilutive.

Employee stock based compensation plans: At December 31, 2011, Winland had stock-based compensation plans, which are described more fully in Note 7.  Winland accounts for these plans under FASB ASC Topic 718-50, Employee Share Purchase Plans.

Advertising expense:  Advertising is expensed as incurred and was $40 and $21 for the years ended December 31, 2011 and 2010, respectively.

Research and Development Expense:  The Company expenses research and development costs as incurred.  Research and development expenses of $237 were charged to operations during the year ended December 31, 2011.  There were no research and development expenses incurred for the year ended December 31, 2010.

Subsequent events:  The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.  See Note 13 for more information regarding subsequent events.

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

For year ended December 31, 2010 and interim reporting periods in 2010, the Company had two reporting segments; EMS and Proprietary Products.  As stated in Note 1, the Company sold the EMS segment effective January 1, 2011.  Based on this, the financial information presented on the face of the financial statements represents one segment.  See Note 8 for more information regarding the EMS segment and discontinued operations.

Note 3.  Inventories

The components of inventories at December 31, 2011 and 2010 were as follows:

	December 31
	2011	2010
Raw materials	$14	$-
Finished goods	553	112
Total, net	$567	$112

Note 4.  Financing Arrangement and Long-Term Debt

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

As of December 31, 2010, the Company was in violation of certain financial covenants on its mortgage note payable with US Bank National Association and, as such, US Bank had the ability to demand repayment of the mortgage note payable.  On September 2, 2011, the Company and US Bank executed an Acknowledgement of Default and Agreement to Waiver of Default (the “Waiver Agreement”) pursuant to the Term Loan Agreement and Note, dated September 30, 2004, as amended.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 4.  Financing Arrangement and Long-Term Debt

The Waiver Agreement waives the default of the Cash Flow Coverage Ratio as of December 31, 2010.  In December 2011, the Company paid the outstanding balance satisfying the mortgage note payable.

On August 18, 2010, Winland and PrinSource Capital Companies, LLC ("PrinSource") entered into an Accounts Receivable Agreement (the "Agreement").  The Agreement allowed PrinSource to purchase from Winland certain eligible accounts receivable based on PrinSource's sole and absolute discretion.  Upon approval and acceptance by PrinSource, PrinSource agreed to pay Winland seventy-five percent (75%) of the eligible account receivable (the "Part Payment") prior to such receivable actually being paid to Winland.  Upon the payment of such receivable to Winland, PrinSource paid to Winland one hundred percent (100%) of such eligible account, reduced by a per diem fee equal to 1/18th (one eighteenth of one percent) per day from the time that the Part Payment was made by PrinSource to Winland and a one-time processing fee equal to 1/4% (twenty-five hundredths of one percent).  Winland retained the ultimate responsibility for collection of the receivable, and thus has accounted for the Agreement as a secured borrowing transaction.  This agreement was paid off and cancelled January 3, 2011.

The following is a summary of long-term debt:

	December 31
	2011	2010
6.44% mortgage note payable, due in monthly installments of $11,373,including interest, paid in full in December 2011 (a)	$-	$448

Less current maturities	-	448
Total long-term debt	$-	$-

(a)            This agreement had certain financial and non-financial covenants, which, among others, required the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum debt to tangible net worth, a minimum cash flow coverage ratio, imposed limits on capital expenditures and disallowed the declaration or payment of dividends.

The Company was in violation of certain financial covenants as of December 31, 2010 and as such, included the full amount of the mortgage note payable in current liabilities.

Note 5.  Deferred Revenue

During 1994, Winland and the city of Mankato entered into a tax increment financing agreement for the construction of its operating facility. In connection with this agreement, the city donated land improvements to Winland with a fair value of $270. The fair value of land improvements donated was accounted for as deferred revenue and is being amortized over 39 years, which is the life of the building.

Note 6.  Income Taxes

Components of income tax benefit (expense) are as follows:

	Year Ended
	December 31
	2011	2010
Current expense	$(9)	$-
Deferred benefit	-	89
	$(9)	$89

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 6.  Income Taxes (Continued)

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

	December 31
	2011		2010
Statutory U.S. income tax rate	(34	) %	(34)%
State benefit (tax), net of federal tax effect	(3)		(3)
Change in valuation allowance	39		34
Other, including permanent differences	(1)		(1)
Effective income tax benefit rate	1%		(4)%

Deferred tax assets (liabilities) consist of the following components as of:

	December 31
	2011	2010
Deferred tax assets:
Inventory	$22	$423
Allowance for doubtful accounts	2	7
Non-qualified stock options	89	77
Accrued expenses	8	8
Research credit carryover	8	3
Net operating loss carryforward	1,773	1,266
Other	23	22
Valuation allowance	(1,889)	(1,593)
	36	213
Deferred tax liabilities:
Property and equipment	(25)	(185)
Prepaid expenses	(11)	(28)
	(36)	(213)
Net deferred tax assets	$-	$-

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $1,889 and $1,593. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $296 and $1,216.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2011 and 2010, the Company calculated its estimated annualized effective tax expense (benefit) rate at 1% and (4%), respectively.  The Company recognized an income tax expense of $9 (net of the valuation allowance) based on its $790 pre-tax loss from continuing operations for year ended 2011 compared to an income tax benefit of $89 (net of the valuation allowance) based on its $2,098 pre-tax loss from continuing operations for year ended 2010.

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

The Company files income tax returns in the U.S. federal and state jurisdictions and during 2011 settled an examination by the State of Minnesota for its 2003 through 2006 tax years.  The Company recognized a $301 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of a $258 reserve for FASB ASC 740, Income Taxes.  The Company reached a settlement with the Internal Revenue Service during 2010 which resulted in a reduction of $200 to the unrecognized tax benefit balance.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 6.  Income Taxes (Continued)

The Company reached a settlement with the State of Minnesota during 2011 which resulted in a reduction of $68 to the unrecognized tax benefit balance.  The years 2008 through 2011 remain open for examination by the Internal Revenue Service and other state agencies.

A reconciliation of the unrecognized tax benefit is as follows:

	2011	2010
Beginning Balance	$68	$258
Additions for tax positions taken for open tax years	-	10
Deductions for tax positions closed	(68)	(200)
Ending Balance	$-	$68

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of December 31, 2011 and 2010, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

At December 31, 2011, the Company had net operating loss carryforwards for federal purposes of $4,395 and $4,313 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2022.  At December 31, 2011, the Company had Minnesota research and development tax credit carryforwards of $12 which begin to expire in the year 2022.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

Note 7.  Warrants and Stock-Based Compensation Plans

Warrants: The Company has warrants outstanding to purchase 2,500 shares of common stock at a weighted average exercise price of $4.01 per share.  These warrants were granted prior to 2007 and expire on February 16, 2016.

Employee stock purchase plan:  The 1997 Employee Stock Purchase Plan (ESPP) has provided Winland employees the opportunity to purchase common stock through payroll deductions.  The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date.  The participation periods have a 6-month duration beginning in January and July of each year.  A total of 300,000 shares of common stock were authorized for issuance under the ESPP of which 136,880 have been issued.  Winland issued 9,795 shares for the year ended December 31, 2010 incurring $2 of compensation expense.  No shares were issued for the year ended December 31, 2011.

Stock option plans: As of December 31, 2011, Winland had one equity-based compensation plan, the 2008 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 2005 Equity Incentive Plan.  The plans are as follows:

2008 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As amended by the shareholders in May 2009, up to 500,000 shares are authorized for issuance under the plan.  Awards issued under the plan as of December 31, 2011 include 137,000 shares of incentive stock options and 136,000 nonqualified stock options of which 136,000 are outstanding and which are vested at December 31, 2011.  The exercise price is equal to the fair market value of Winland’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of Winland’s assets are transferred through an acquisition, merger, reorganization or other similar change of control transaction.  The Company issues new shares upon the exercise of options.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 7.  Warrants and Stock-Based Compensation Plans (Continued)

2005 Equity Incentive Plan – This plan provided grants in the form of incentive stock options, nonqualified stock options, and restricted stock.  This plan was terminated as to future grants in May 2008.  As of December 31, 2011, there were 51,500 options outstanding under this plan of which 51,500 are vested.

Winland uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	December 31
	2011	2010
Expected life, in years	5	5
Expected volatility	80.3%	82.8%
Risk-free interest rate	1.8%	2.4%
Dividend yield	0.0%	0.0%

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

Winland receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with FASB ASC 718-10-50-1, Winland revised its presentation in the Statements of Cash Flows to report any tax benefit from the exercise of stock options as financing cash flows.  For the years ended December 31, 2011 and 2010, there were no such stock option exercises and disqualifying stock dispositions.  Net cash proceeds from the exercise of stock options were $2 and $1 for the years ended December 31, 2011 and 2010, respectively.

Due to the sale of EMS assets and termination of employment for certain directors of the Company, 32,400 stock options were cancelled with a weighted average exercise price of $1.85 per share as of December 31, 2010.  In addition, in January 2011, 54,000 stock options were cancelled, due to the termination of certain employees related to the sale of the EMS assets, with a weighted average exercise price of $1.24.

The following table represents stock option activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at January 1, 2010	390,000	$2.22
Granted	22,000	0.89
Exercised	(3,000)	0.50
Forfeited	(123,400)	1.80
Outstanding options at December 31, 2010	285,600	$2.31	4.13	$8

Exercisable at December 31, 2010	226,800	$2.39	4.41	$6

Outstanding options at January 1, 2011	285,600	$2.31
Granted	70,000	0.70
Exercised	(2,400)	0.70
Forfeited	(165,700)	2.44
Outstanding options at December 31, 2011	187,500	$1.62	6.9	$-

Exercisable at December 31, 2011	187,500	$1.62	6.9	$-

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 7.  Warrants and Stock-Based Compensation Plans (Continued)

The aggregate intrinsic value of options outstanding and options exercisable is based upon the Company’s closing stock price on the last trading day of the fiscal year for the in-the-money options.

The total intrinsic value of options exercised during the year ended December 31, 2010 was $1 with no intrinsic value of options exercised during the year ended December 31, 2011.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2011 and 2010 was $0.44 and $0.59, respectively.

The total fair value of shares vested during the year ended December 31, 2011 was $31.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $0.896	114,000	8.8	$0.72	114,000	$0.72
$0.896 - $1.792	22,000	6.3	1.74	22,000	1.74
$1.792 - $2.240	5,500	6.0	2.23	5,500	2.23
$2.240 - $3.584	11,000	5.4	3.27	11,000	3.27
$3.584 - $4.032	24,000	0.6	3.62	24,000	3.62
$4.032 - $4.480	11,000	3.9	4.30	11,000	4.30
	187,500	6.9	$1.62	187,500	$1.62

At December 31, 2011, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to share-based payments.

Note 8.  Discontinued Operations

On November 15, 2010, Winland entered into an Asset Purchase Agreement with Nortech Systems, Incorporated (“Nortech”).  Pursuant to the terms of the Asset Purchase Agreement, Winland sold to Nortech the Company’s EMS business segment, which consists of the design and manufacture of printed circuit board assemblies and higher level products sold mainly to original equipment manufacturer customers.  The sale of the EMS segment to Nortech was completed on January 1, 2011 pursuant to the terms of the Asset Purchase Agreement and approved by the Company’s shareholders on December 29, 2010 (the “Asset Sale”).

Aggregate consideration for the Asset Sale consisted of the following: (i) $1,542 in cash, of which $1,042 was paid at closing, $250 was paid on July 1, 2011 and $250 was paid on October 1, 2011, (ii) inventory consumption of $2,906 against the obligation of at least $2,200, and (ii) the assumption of $2,073 of liabilities of the EMS business segment.  The terms of the Asset Purchase Agreement and the amount of the consideration for the Asset Sale were negotiated by the Company and Nortech on an arms-length basis.  The Asset Sale, net of transaction costs, resulted in a gain of approximately $59 during year ended December 31, 2011.

Additionally, in connection with the Asset Sale, the Company entered into (i) a manufacturing agreement with Nortech, whereby Nortech manufactures certain products for the Company related to the production of the Company’s proprietary monitoring devices, (ii) a lease agreement whereby the Company leases to Nortech, for six years, its office and manufacturing facility and improvements located at 1950 Excel Drive, Mankato Minnesota, 56001, and (iii) a sublease agreement with Nortech whereby Nortech subleased to the Company 1,000 square feet of the building that the Company leased to Nortech pursuant to the lease agreement, and (iv) non-compete agreements with the Company and certain key employees for a period of two-years.  In May 2011, Winland amended the sub-lease agreement with Nortech increasing its leased space to 1,900 square feet of office space at $5.25 per square foot.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 8.  Discontinued Operations (Continued)

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

On December 27, 2011, Winland and Nortech entered into a new Manufacturing Agreement replacing the prior manufacturing agreement.  The new Manufacturing Agreement provides Nortech exclusive rights to manufacture Winland’s finished goods requirements relating to specified products at a mutually agreed upon price.  The new Manufacturing Agreement will expire on December 31, 2013.

On December 28, 2011, Winland and Nortech executed a new sublease agreement with the same terms as the prior agreement.  The new sublease agreement will expire on December 31, 2012.

Assets and liabilities of EMS segment (discontinued operations) at December 31, 2011 and 2010 were as follows:

(in thousands)	2011	2010
Accounts receivable, net	$-	$1,752
Inventories, net	-	2,830
Other current assets	-	67
Current assets of discontinued operations	$-	$4,649
Property and equipment, net	$-	$1,151
Other assets of discontinued operations	$-	$1,151

Current maturities of long-term debt	$-	$222
Accounts payable	-	1,772
Accrued compensation and other liabilities	-	90
Current liabilities of discontinued operations	$-	$2,084
Long-term debt	$-	$29
Long-term liabilities of discontinued operations	$-	$29

As of December 31, 2010, management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $919.

Statements of operations for EMS segment (discontinued operations) for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
(in thousands)	2011	2010
Net sales	$2,906	$14,653
Gross profit (loss)	-	(530)
Gain (loss) from discontinued operations	59	(1,523)

There was no income tax expense or benefit from discontinued operations for either year ended December 31, 2011 or 2010.

On January 1, 2011, Nortech entered into a commercial building lease (the “Lease”) with the Company to lease the entire office and manufacturing facility located at 1950 Excel Drive, Mankato, MN from the Company.  The term of the Lease ends January 1, 2017 with Nortech required to pay rent of $5.25 per square foot ($305 annually) commencing on January 1, 2012.  The Lease provides for a 2.5% increase on the third anniversary and requires Nortech to pay all operating costs including real estate taxes.  Nortech also has the right of first refusal upon sale of the property as defined in the Lease.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 8.  Discontinued Operations (Continued)

On January 2, 2011, Winland entered into a sublease agreement with Nortech to lease 1,000 square feet of office space at 1950 Excel Drive, Mankato, MN effective January 1, 2011 and expiring December 31, 2011 at $5.25 per square foot.  In May 2011, Winland amended the sublease agreement with Nortech increasing its leased space to 1,900 square feet of office space at $5.25 per square foot.  On December 28, 2011, Winland and Nortech executed a new sublease agreement with the same terms as the prior agreement with a term expiring on December 31, 2012.  Total rent expense under the sub-lease agreement was $9 for the year ended December 31, 2011.

The Company recognized a $59 gain on the sale of EMS assets to Nortech for the year ended December 31, 2011.  The following table shows the calculation of the gain:

Cash consideration	$1,542
Total liabilities to be assumed	2,073
Subtotal	3,615
Less: Transaction costs	(496)
Net proceeds	3,119

Total assets to be assumed	(3,133)
Reduction of reserve for inventory obsolescence	73
Net gain on assets sold	$59

Note 9.  Employee Benefit Plans

Pension plan: Winland had a qualified defined contribution 401(k) profit-sharing plan for its employees who met certain age and service requirements. Employees were allowed to make contributions of up to 15% of their eligible compensation. The plan also provided for a Company-sponsored match as determined by the Board of Directors. Winland made no contributions to the plan for the year ended December 31, 2010. Effective December 31, 2010, Winland froze the plan with all contributions ceasing as of that date.  The plan was terminated with all account balances being distributed during the year ended December 31, 2011.

Health Savings Account:  Winland has a health savings account plan for its employees who meet certain service requirements.  The plan provides for Winland to make contributions equal to one-half the deductible limit elected by the employee.  The employee may also make contributions equal to one-half the deductible limit elected.  Winland makes contributions to the plan on a quarterly basis on the first day of each quarter.  The contributions cannot be refunded to Winland if the employee’s employment with Winland is terminated voluntarily or involuntarily.  Winland contributed approximately $14 and $94 to the plan for the years ended December 31, 2011 and 2010, respectively.

Note 10.  Major Customers

Winland has a customer which accounted for more than 10 percent of net sales for the years ended December 31, 2011 and 2010, as follows:

	2011	2010
Sales percentage:
Customer A	50%	51%
Accounts receivable percentage at December 31:
Customer A	49%	63%

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

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

Note 12.  Severance Expense

On January 1, 2011, the Company agreed to terminate the employment relationships of its then Chief Executive Officer and Chief Financial Officer.  Pursuant to the separation agreements, the Company agreed to pay salaries due to the former executives totaling $358, which is included in general and administrative expense for the year ended December 31, 2010.  The agreements call for the amounts to be paid at regular payroll intervals over the term of the agreement.  The accrual for severance is included in Accrued Liabilities:  Compensation on the balance sheet at December 31, 2011 and 2010.

The following table provides financial information on the employee severance expense payable at December 31, 2011.

	December 31, 2010	Net Additions	Payments	December 31, 2011
Employee Severance Expense	$313	$-	$(270)	$43

Note 13.  Subsequent Events

On November 29, 2011, Winland received a notice from NYSE Amex LLC (the “Exchange”) indicating that Winland is not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the Exchange’s Company Guide (the “Company Guide”), and Winland has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide. Specifically, Winland was cited by the Exchange for noncompliance with Section 1003(a)(ii) — stockholders’ equity of less than $4,000 and losses from continuing operations and/or net losses in three of Winland’s four most recent fiscal years.  The Exchange afforded Winland the opportunity to submit a plan of compliance to the Exchange by December 29, 2011 that provides for Winland to regain compliance with Section 1003(a)(ii) by May 29, 2013.

Winland Electronics Inc.

Notes to Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 13.  Subsequent Events (Continued)

On February 2, 2012, Winland received a letter from NYSE Regulation informing Winland that it made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(ii) of the Exchange Company Guide by May 29, 2013. Winland is currently not in compliance with the continued listing standards of the Exchange, however, the Exchange has given Winland an extension until May 29, 2013 to regain compliance with the continued listing standards. Winland’s listing on NYSE Amex Exchange is being continued pursuant to this extension.

In September 2011, Winland engaged a real estate broker and listed the office and manufacturing facility for sale.  The listing agreement identifies the obligations of Winland and the real estate broker and expired on February 29, 2012.  Winland will continue, on its own behalf, to look for an interested party to buy its office and manufacturing facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Winland’s principal executive and financial officer, its Chief Financial Officer and Senior Vice President, evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, it was concluded as of December 31, 2011, that Winland’s disclosure controls and procedures were effective to ensure that information it is required to disclose in the reports that Winland files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, the principal executive and financial officer concluded as of December 31, 2011 that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that Winland files or submits under the Exchange Act is accumulated and communicated to its management, including Winland’s chief executive and financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Winland’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Winland’s internal control system over financial reporting is designed by, or under the supervision of, its chief financial officer, and is effected by its board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Winland’s internal control over financial reporting includes those policies and procedures that:

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

Winland’s management assessed the effectiveness of Winland’s internal control over financial reporting as of December 31, 2011. In making this assessment, Winland’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, Winland’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control.

None.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officer and directors and their respective ages and positions as of the date of this report.

Name	Age	Positions Held	Director Since
Brian D. Lawrence	41	Chief Financial Officer and Senior Vice President
Lorin E Krueger	56	Director	1983
Richard T. Speckmann	61	Director	2002
Thomas J. Goodmanson	42	Director	2007
Thomas J. Brady	47	Director	2008

Brian D. Lawrence was appointed Chief Financial Officer and Senior Vice President on March 28, 2011.  Mr. Lawrence joined Winland in August 2004 as its Senior Cost Accountant and served as Controller from April 2005 to March 2011. From May 2002 to August 2004, Mr. Lawrence served as Oracle Systems Implementation Manager for Midwest Electric Products, a division of General Electric Co. Mr. Lawrence held various accounting positions, including field financial representative, plant accountant, finance specialist and finance manager from June 1993 to May 2002.

Lorin E. Krueger serves as a Director.  Mr. Krueger is currently the Chief Executive Officer and President of Route 66 Holding, a private investment holding company and Chief Executive Officer of Supply Tigers Inc., a B2B e-commerce company.  From June 1, 2001 to January 2, 2008, Mr. Krueger served as President and Chief Executive Officer of the Company and as President of the Company from January 1999 until June of 2001 when he assumed the additional role of Chief Executive Officer.  Mr. Krueger has served as a Director of the Company since 1983. Mr. Krueger served as the Company’s Chief Operating Officer, and other executive officer positions in the Company, from 1983 until January of 1999.  Mr. Krueger was one of the founding partners of the Company.  Mr. Krueger’s qualifications to serve on the Board of Directors include his senior leadership experience serving as the Company’s past Chief Executive Officer and his breadth of managerial and operational experiences derived from various positions held with the Company.

Richard T. Speckmann serves as a Director and Chairman of the Compensation Committee and Nominating/Governance Committee.  He is the Chief Executive Officer and President of EmPerform, Inc., a company that evaluates employee performance and productivity, since March 2004.  He served as Chief Executive Officer of Outside the Box, Inc. and as President of Amcon Construction Company, LLC from April 2001 to November 2002.  From January 1997 to March 2001, Mr. Speckmann, a partner of Art Holdings Corporation, served as its President.  Mr. Speckmann’s qualifications to serve on the Board of Directors include senior leadership experience and expertise in the areas of human resources, marketing and customer service.

Thomas J. Goodmanson serves as a Director and Chairman of the Board of Directors.  He is the President and Chief Executive Officer, of Calabrio, Inc., a leading provider of workforce optimization and unified desktop software for IP-based contact centers.  From March 2006 to January 2008, Mr. Goodmanson served as the Chief Financial and Administrative Officer of Gelco Information Network, Inc., a leading provider of global software-as-a-service and other on-demand business services. From September 1999 to March 2006, Mr. Goodmanson was Chief Financial Officer of Magenic Technologies. From August 1992 to September 1999, he was a senior manager at KPMG LLP and is a CPA, inactive, in the state of Minnesota.  Mr. Goodmanson’s qualifications to serve on the Board of Directors include senior leadership experience serving as Chief Executive Officer Calabrio, Inc. and specific expertise and knowledge in various areas of banking, finance, corporate governance, compensation and operations.

Thomas J. Brady serves as a Director and Chairman of the Audit Committee.  He is the Chief Financial Officer of Digineer, Inc., an IT consulting firm, which he joined in October 2006.  At Digineer, he is responsible for all aspects of internal and external financial reporting, as well as information technology, legal, operations and general administration. Previously, Mr. Brady spent 19 years with KPMG LLP, most recently as Audit Partner, where he was responsible for corporate audits in a wide range of companies and industries with revenues ranging from under $10 million to over $1 billion.  Mr. Brady’s qualifications to serve on the Board of Directors include senior leadership experience serving as Chief Financial Officer of Digineer, Inc. and specific expertise and knowledge in various areas of financial reporting, finance, corporate governance, compensation and operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 5% of our common stock to file reports of ownership and reports of changes in ownership with the SEC and to furnish Winland with copies of such reports.  To our knowledge all Section 16(a) filing requirements were filed in a timely manner based solely on review of the copies of such reports furnished to us for the fiscal year ended December 31, 2011.

Code of Ethics and Business Conduct

The Board of Directors has approved a Code of Ethics and Business Conduct that applies to all of our employees, directors and officers, including our principal financial officer.  The Code of Ethics and Business Conduct addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading.  The Code of Ethics and Business Conduct is available on our website at www.winland.com.  We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct relating to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.  We’ve contracted with an independent professional organization to provide anonymous hotline services that permit our employees to communicate any concerns about behavior or practices of Winland Electronics, its employees, officers or directors.

Audit Committee

The Audit Committee is comprised of Thomas J. Brady (Chairman), Thomas J. Goodmanson and Richard T. Speckmann.  Messrs. Brady and Goodmanson are "audit committee financial experts" as defined by Item 401(e) of Regulation S-K under the Securities Act of 1933.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid or accrued for our last two fiscal years to our principal executive financial officer, our Chief Financial Officer and Senior Vice President whose total compensation earned or accrued exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Compensation ($)(2)	Total ($)
Brian D. Lawrence	2011	$106,540	$80,000	$6,738	$193,278
Chief Financial Officer and Senior Vice President	2010	$99,176	$20,000		$119,176

(1)	The amounts reflect compensation paid pursuant to the Stay Bonus Letter Agreement between the Company and Mr. Lawrence.

(2)	The amounts reflect compensation for paid time off earned not taken as a result of a change in the Company’s paid time off policy.

Employment Agreements and Post-Termination Benefits

Brian D. Lawrence.   On July 29, 2011, the Company and Mr. Lawrence entered into a Retention Letter Agreement (the “Retention Agreement”).  Pursuant to the terms of the Retention Agreement, Mr. Lawrence’s annual base salary beginning on July 1, 2011 was $115,000.  The Retention Agreement also provided criteria for a Bonus Program in which Mr. Lawrence would be eligible to receive up to $25,000 (the “Bonus Pool”) if certain major business objectives are achieved.  The Bonus Pool awarded, if any, would be paid upon Mr. Lawrence filing the Company’s Form 10-K for the year ended December 31, 2011.

On October 1, 2010, Winland entered into a Stay Bonus Letter Agreement (the “Stay Agreement”) with Mr. Lawrence. Pursuant to the terms of the Stay Agreement, Mr. Lawrence was provided bonus compensation of $100,000 for staying employed with the Company through June 30, 2011 to lead the due diligence process and ultimate sale of the Company’s EMS assets to Nortech Systems Incorporated.  Additionally, Mr. Lawrence was asked to take on the leadership role of the Company upon the termination of the Company’s prior chief executive officer as a result of the sale.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officer at December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Brian D. Lawrence	24,000	--	$3.62	08/22/2012

(1)	The stock option was granted on August 22, 2006. The option vests to the extent of 4,800 shares annually on the first five anniversary dates of the date of grant.

Compensation to Non-Employee Directors

Cash Compensation.

On May 24, 2011, the Board of Directors agreed to a retainer fee of $5,500 paid annually to each director upon election or re-election after a meeting of shareholders.  As of May 24, 2011, no additional meeting fees will be paid with the exception that if the Mergers & Acquisitions Committee becomes active, each director would receive $500 per month with the committee chair receiving $1,000 per month.  From January 1, 2011 and prior to May 24, 2011, the following fees were paid:

Retainer:
•	$4,200 for service on the Board of Directors with the chairman of the Board of Directors receiving an additional $10,700.
Meeting Fees:
•	$600 for Audit Committee meeting attendance, with the chairman of the Audit Committee receiving an additional $1,700.
•	$500 for each M&A Committee meeting attended, with the chairman of the M&A Committee receiving an additional $1,000 monthly.

In addition to the fees above, reimbursements are made for out-of-pocket expenses incurred in connection with attendance at Board of Directors or Committee meetings.

Equity Compensation.  Our 2008 Equity Incentive Plan provides for automatic option grants to each non-employee director.  Each non-employee director who is elected for the first time as a director is granted a nonqualified option to purchase 5,500 shares of Common Stock.  Each non-employee director who is re-elected as a director or whose term of office continues after a meeting of shareholders at which directors are elected shall, as of the date of such re-election or shareholder meeting, automatically be granted a five-year nonqualified option to purchase 15,000 shares of Common Stock.  The Chairman of the Board of Directors and Chairman of the Audit Committee who is elected or whose term of office continues after a meeting of shareholders at which directors are elected shall, as of the date of such re-election or shareholder meeting, automatically be granted a five-year nonqualified option to purchase 5,000 shares of Common Stock.  No director shall receive more than one option pursuant to the formula plan in any one fiscal year.  All options granted pursuant to these provisions are granted at a per share exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, and they are immediately exercisable.   Pursuant to the guidelines set forth above, on May 24 2011, Messrs. Goodmanson and Brady each received an option to purchase 20,000 shares at $0.70 per share and Messrs. Speckmann and Krueger each received an option to purchase 15,000 shares at $0.70 per share.

The following table sets forth certain information regarding compensation paid or accrued for each non-employee director for the year ended December 31, 2011 and for options held by each non-employee director to purchase Common Stock at December 31, 2011.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)	Options to purchase shares of common stock (#)(3)
Thomas J. Goodmanson	$21,600	$8,830	$30,430	42,000
Thomas J. Brady	12,600	8,830	21,430	42,000
Richard T. Speckmann	10,900	6,620	17,520	48,000
Lorin E. Krueger	9,700	6,620	16,320	31,500

(1)	The amounts consist of the cash fees paid or accrued to the non-employee directors as described in “Cash Compensation” above.

(2)
The amounts reflect the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 in accordance with FASB ASC 718-10-50-1 for stock option awards automatically granted to non-employee directors in fiscal year 2011 pursuant to our 2008 Equity Incentive Plan.  Assumptions used in the calculation of these amounts are included in footnote 7 to our financial statements included in this Form 10-K.

(3)	The amounts reflect the total number of options held by each director to purchase shares of the Company’s common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 23, 2012 concerning the beneficial ownership of our Common Stock by (i) the persons known by us to own more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) the named executive officers in the Summary Compensation Table and (iv) all current executive officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.  As of March 23, 2012, there were 3,701,630 shares of our Common Stock issued and outstanding.

Name (and Address of 5% Owner) or Identity of Group	Number of Shares Beneficially Owned(1)		Percent of Class (1)
Lorin E. Krueger	105,536	(2)	2.8%
Thomas J. Goodmanson	59,000	(4)	1.6%
Richard T. Speckmann	57,100	(3)	1.5%
Thomas J. Brady	54,000	(5)	1.5%
Brian D. Lawrence	24,000	(6)	*
Brian B. Hirschmann	308,381	(7)	8.3%
FMR LLC	300,700	(8)	8.1%
Karen M. Hirschmann	285,653	(9)	7.7%
All Executive Officers and Directors as a Group (5 Individuals)	299,636	(10)	8.1%

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

(2)	Includes 31,500 shares which may be purchased by Mr. Krueger upon exercise of currently exercisable options.

(3)	Includes 42,000 shares which may be purchased by Mr. Goodmanson upon exercise of currently exercisable options.

(4)	Includes 48,000 shares which may be purchased by Mr. Speckmann upon exercise of currently exercisable options.

(5)	Includes 12,000 shares held by Mr. Brady’s spouse and 42,000 shares which may be purchased by Mr. Brady upon exercise of currently exercisable options.

(6)	Consists of 24,000 shares which may be purchased by Mr. Lawrence upon exercise of currently exercisable options.

(7)
According to a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2012 by Brian B. Hirschmann, the shares are beneficially owned by Mr. Hirschmann who has sole power to vote or to dispose of such shares.  The address for Brian B. Hirschmann is 725 S Figueroa St, 39th Floor, Los Angeles, CA, 90017.

(8)
According to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012 by FMR LLC (“FMR”) and Edward C. Johnson III, Chairman and principal shareholder of FMR, the shares are beneficially owned by Fidelity Management & Research Company (“Fidelity Research”) as an investment adviser to various investment companies (the “Funds”), including Fidelity Low Priced Stock Fund (“Fidelity Fund”), with Mr. Johnson, FMR and the Funds each having the sole power to dispose of such shares and the Funds’ Boards of Trustees having the sole power to vote or direct the vote of such shares.  Fidelity Research and Fidelity Fund are wholly-owned subsidiaries of FMR.  The address for FMR is 82 Devonshire Street, Boston, Massachusetts 02109.

(9)
According to a Schedule 13G filed with the Securities and Exchange Commission on December 21, 2011 by Karen M. Hirschmann, the shares are beneficially owned by Ms. Hirschmann who has sole power to vote or to dispose of such shares.  The address for Karen M. Hirschmann is 515 S Figueroa St, Suite 1975, Los Angeles, CA, 90071.

(10)	Includes 187,500 shares which may be purchased by the executive officer and directors upon exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning Winland’s equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	187,500	$1.62	527,120	(1)
Equity compensation plan not approved by security holders (2)	2,500	$4.01	0

TOTALS	190,000	$1.65	527,120

(1) Includes 163,120 shares available for issuance under Winland’s 1997 Employee Stock Purchase Plan.

(2) The plan consists of a warrant agreement to purchase shares of Winland’s Common Stock issued in 2006 as partial consideration for consulting services to Board Assets, Inc., a board evaluation and consulting firm.  Warrant to purchase 5,000 shares of common stock, which warrant vests upon performance of certain services and expires on February 16, 2016 (2,500 shares vested on July 17, 2006, and the remaining shares did not vest because the consulting arrangement has been terminated).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the two most recent fiscal years, we have not had any transactions in which any director or executive officer, or any other member of the immediate family of any director or executive officer, had a material direct or indirect interest reportable under applicable Securities and Exchange Commission rules, and there are no such transactions proposed.

Director Independence

The Board of Directors has determined that a majority of its members are “independent” as defined by the listing standards of the NYSE Amex Stock Exchange.  Our independent directors are Lorin E. Krueger, Richard T. Speckmann, Thomas J. Goodmanson and Thomas J. Brady.  In the last three years, there have been no transactions, relationships or arrangements, other than in connection with service on our Board of Directors, between the independent directors and Winland Electronics, Inc. except for Mr. Krueger was considered an interested director until January 2, 2011, due to his previous role as the Company’s chief executive officer which concluded on January 2, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following is a summary of fees billed to us by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, for professional services rendered for fiscal years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31
	2011	2010
Audit Fees	$100,350	$94,300
Audit related fees	-	16,700
	$100,350	$111,000

Audit fees are professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.  Audit related fees include fees for review of filings for financing transactions and responses to our SEC comment letter.

The Audit Committee has considered whether provision of the above non-audit services is compatible with maintaining accountants’ independence and has determined that such services are compatible with maintaining accountants’ independence.

Audit Committee Pre-Approval Policy

The Audit Committee has not formally adopted a policy for pre-approval of all audit and non-audit services by its independent auditors, but it has routinely approved all audit and permitted non-audit services to be performed for Winland by its independent auditors.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included in this report:  See “Exhibit Index to Form 10-K” following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Winland has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Dated: March 29, 2012	/s/ Brian D. Lawrence
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

Signature and Title	Date

/s/ Brian D. Lawrence	March 29, 2012
Brian D. Lawrence Chief Financial Officer and Senior Vice President (Principal Financial and Executive Officer)

/s/ Thomas J. Goodmanson	March 29, 2012
Thomas J. Goodmanson Director

/s/ Thomas J. Brady	March 29, 2012
Thomas J. Brady Director

/s/ Richard T. Speckmann	March 29, 2012
Richard T. Speckmann Director

/s/ Lorin E. Krueger	March 29, 2012
Lorin E. Krueger Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2011	Commission File No.: 1-15637

WINLAND ELECTRONICS, INC.

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

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

10.3
Term Note in the principal amount of $1,000,000 dated September 30, 2004 in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.4
Term Loan Agreement dated September 30, 2004 between the Company and U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.5
Addendum to Term Loan Agreement and Note dated September 30, 2004 between the Company and U.S. Bank, N.A.(Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.6
Mortgage, Security Agreement and Assignment of Rents dated September 30, 2004 bet in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.7	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)

10.8
Amendment No. 1 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 15, 2004 and Term Note dated April 15, 2004 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2005)

10.9	Amendment No. 2 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 25, 2004 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2005)

10.10	Amendment No. 3 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated August 3, 2004 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2005)

10.11
Amendment No. 4 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated February 23, 2005 (Incorporated by reference to Exhibit 10.4 to Form 10-QSB for quarter ended June 30, 2005)

10.12	Amendment No. 5 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 4, 2005 (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for quarter ended June 30, 2005)

10.13	Amendment No.6 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.6 to Form 10-QSB for quarter ended June 30, 2005)

10.14	Amendment No.7 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for quarter ended June 30, 2006)

10.15	Amendment No.8 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 23, 2005 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for quarter ended June 30, 2006)

10.16	Master Lease Agreement between the Company and M&I Marshall & Ilsley Bank dated June 28, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2006)

10.17	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **

10.18	Amendment No.9 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2007)

10.19	Amendment No.10 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 22, 2007)

10.20	Amendment to Employment Agreement between the Company and Glenn A. Kermes dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2007)**

10.21	Employment Agreement dated May 6, 2008 between the Company and Thomas J. de Petra (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 8, 2008) **

10.22	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended May 6, 2006 (Incorporated by reference to Form S-8 dated September 5, 2008)**

10.23	2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 6, 2008 and filed on May 12, 2008)**

10.24
Amendment No.11 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 30, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2008 and filed on July 25, 2008)

10.25
Amendment No.12 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated October 27, 2008 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2008)

10.26	Winland Electronics, Inc. 2008 Equity Incentive Plan as amended May 5, 2009 (Incorporated by reference to Form S-8 dated June 10, 2009)**

10.27	Amendment No.13 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated Jun 30, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed on June 30, 2009)

10.28
Amendment No.14 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated September 30, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2009 and filed on October 6, 2009)

10.29
Amendment No.15 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated December 31, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2009 and filed on January 6, 2010)

10.30
Amendment No.16 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated April 1, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 1, 2010 and filed on April 5, 2010)

10.31
Amendment No.17 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated June 30, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2010 and filed on July 1, 2010)

10.32
Amendment No.18 to Credit Agreement between the Company and M&I Marshall & Ilsley Bank dated July 19, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 19, 2010 and filed on July 23, 2010)

10.33
Accounts Receivable Agreement between the Company and PrinSource Capital Companies, LLC (PrinSource), dated August 18, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 18, 2010 and filed on August 24, 2010)

10.34
Asset Purchase Agreement between the Company and Nortech Systems, Incorporated (Nortech), dated November 15, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 15, 2010 and filed on November 18, 2010)

10.35	Separation Agreement between the Company and Thomas J. de Petra dated December 28, 2010 (Incorporated by reference to Exhibit 10.48 to Form 10-K for year ended December 31, 2010) **

10.36	Separation Agreement between the Company and Glenn A. Kermes dated December 28, 2010 (Incorporated by reference to Exhibit 10.49 to Form 10-K for year ended December 31, 2010) **

10.37	Commercial Building Lease between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.50 to Form 10-K for year ended December 31, 2010)

10.38	Sublease Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.51 to Form 10-K for year ended December 31, 2010)

10.39	Manufacturing Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.52 to Form 10-K for year ended December 31, 2010)

10.40
Factoring, Security and Service Agreement between the Company and TCI Business Capital, Inc. (TCI), dated January 3, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2011 and filed on January 10, 2011)

10.41	Retention Agreement between the Company and Brian D. Lawrence dated July 29, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2011 and filed on August 4, 2011)**

10.42
Manufacturing Agreement between the Company and Nortech Systems, Incorporated dated December 27, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 27, 2011 and filed on December 30, 2011)

10.43*	Sublease Agreement between the Company and Nortech Systems, Incorporated dated December 28, 2011

23.1*	Consent of Baker Tilly Virchow Krause, LLP

24.1*	Power of Attorney for Brian D. Lawrence, Lorin E. Krueger, Richard T. Speckmann, Thomas J. Goodmanson, Thomas J. Brady (included on signature page of this Form 10-K)

31.1*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.
**  Management agreement or compensatory plan or arrangement.