Form 10-Q
period 2012-03-31
WINLAND ELECTRONICS INC
filed 2012-05-11
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐           No ☑

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of May 4, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$809	$1,031
Accounts receivable, less allowance for doubtful accounts of $7 as of March 31, 2012 and December 31, 2011 (Note 2)	414	449
Inventories (Note 4)	498	567
Prepaid expenses and other assets	77	31
Total current assets	1,798	2,078

Property and Equipment, at cost
Property and equipment	319	314
Less accumulated depreciation and amortization	255	246
Net property and equipment	64	68
Assets held for sale, net (Note 10)	2,135	2,135
Deferred rent receivable	251	261
Total assets	$4,248	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$307	$421
Accrued liabilities:
Compensation	52	110
Other	25	30
Total current liabilities	384	561

Long-Term Liabilities
Deferred revenue	104	106
Total long-term liabilities	104	106
Total liabilities	488	667

Stockholders’ Equity (Note 6)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 as of March 31, 2012 and December 31, 2011	37	37
Additional paid-in capital	5,014	5,014
Accumulated deficit	(1,291)	(1,176)
Total stockholders’ equity	3,760	3,875
Total liabilities and stockholders’ equity	$4,248	$4,542

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net sales (Note 2)	$807	$920
Cost of sales	578	678
Gross profit	229	242

Operating expenses:
General and administrative	147	207
Sales and marketing	204	196
Research and development	60	-
Total operating expenses	411	403

Operating loss	(182)	(161)

Other income (expenses):
Rental revenue	65	-
Interest expense	-	(24)
Other, net	2	2
Total other income (expense)	67	(22)

Loss from continuing operations before income taxes	(115)	(183)

Income tax expense (Note 8)	-	(9)
Loss from continuing operations	(115)	(192)
Loss from discontinued operations, net of tax (Note 7)	-	(14)

Net loss	$(115)	$(206)

Loss per common share data:
Basic and diluted	$(0.03)	$(0.06)
Loss from continuing operations per common share data:
Basic and diluted	$(0.03)	$(0.06)
Loss from discontinued operations per common share data:
Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,630	3,699,230

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(115)	$(206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	33
Non-cash stock based compensation	-	(46)
Loss on sale of EMS business unit	-	14
Changes in assets and liabilities:
Accounts receivables	35	(371)
Refundable income taxes	-	72
Inventories	69	(31)
Deferred rent receivable	10	-
Prepaid expenses	(46)	(3)
Accounts payable	(114)	33
Accrued expenses, including deferred revenue and other short term tax liabilities	(65)	(194)
Net cash used in operating activities	(217)	(699)

Cash Flows From Investing Activities
Purchases of property and equipment	(5)	(5)
Sale of inventory from discontinued operations	-	1,753
Cash from sale of EMS business unit, net of transaction costs	-	654
Net cash provided by (used in) investing activities	(5)	2,402

Cash Flows From Financing Activities
Net payments on revolving credit agreement	-	(1,249)
Net principal payments on long-term borrowings, including capital lease obligations	-	(27)
Cash received from exercise of stock options	-	2
Net cash used in financing activities	-	(1,274)

Net increase (decrease) in cash and cash equivalents	(222)	429

Cash and cash equivalents
Beginning	1,031	318
Ending	$809	$747

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$-	$24
Cash payments for income taxes	$-	$10
Non-cash investing activities
Receivable recorded for sale of EMS Busniess unit	$-	$500
Accrued transaction costs for sale of EMS business unit	$-	$100

See Notes to Condensed Financial Statements

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

Reclassifications:  Certain amounts presented in the condensed statement of operations for the three months ended March 31, 2011 have been reclassified to be consistent with the classifications adopted for the same period ended March 31, 2012.  These reclassifications had no impact on operating loss, net loss or accumulated deficit.

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

The APA met the requirements of ASC 205-20 “Discontinued Operations” as being held for sale at December 31, 2010. Accordingly, the Company has restated the previously reported financial results to report the net results as a separate line in the condensed statements of operations as “Loss from discontinued operations, net of tax” for all periods presented. In accordance with ASC 205-20-S99-3 “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  Notes to the financial statements have been revised to reflect only the results of continuing operations (see Notes 2 and 7).

Note 2.   Major Customers

The Company has two customers that accounted for 10 percent (10%) or more of net sales for the three months ended March 31, 2012 and 2011 as follows:

	For the Three Months Ended March 31,
Sales percentage:	2012	2011
Customer A	48%	58%
Customer B	12%	10%

The Company had net receivables (as a percentage of total receivables) from the above customers as follows:

	March 31,
Accounts receivable percentage:	2012	2011
Customer A	54%	72%
Customer B	18%	11%

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 3.   Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 6).  For the three months ended March 31, 2012 and 2011, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 190,000 and 196,100 weighted average shares for the three months ended March 31, 2012 and 2011, respectively, as inclusion of these shares would have been anti-dilutive.

Note 4.   Inventories

The components of inventories were as follows net of reserves:

	March 31, 2012	December 31, 2011
Raw materials	$17	$14
Finished goods	481	553
Total, net	$498	$567

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $27 at March 31, 2012 and $30 at December 31, 2011.

Note 5.   Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $12 and $11 at March 31, 2012 and 2011, respectively.

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended March 31,
($ in thousands)	2012	2011
Balance, Beginning	$13	$11
Accruals for products sold	3	4
Expensing of specific warranty items	(4)	(4)
Balance, Ending	$12	$11

Note 6.   Stock-Based Awards

For the three months ended March 31, 2012 and 2011, the Company did not grant any options.  No compensation expense or benefit was recognized for the three months ended March 31, 2012.  For the three months ended March 31, 2011, the Company recognized a benefit of $46 to compensation expense associated with stock based compensation awards which were cancelled on January 1, 2011 due to the separation of the Company’s former chief executive officer and chief financial officer.

At March 31, 2012, there was no unrecognized compensation cost related to share-based payments.

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 6.   Stock-Based Awards (Continued)

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $1.344	114,000	8.6	$0.72	114,000	$0.72
$1.344 - $1.792	22,000	6.1	1.74	22,000	1.74
$1.792 - $2.240	5,500	5.8	2.23	5,500	2.23
$2.240 - $3.584	11,000	5.1	3.27	11,000	3.27
$3.584 - $4.032	24,000	0.4	3.62	24,000	3.62
$4.032 - $4.480	11,000	3.6	4.30	11,000	4.30
	187,500	6.6	$1.62	187,500	$1.62

Note 7.   Discontinued Operations

On December 29, 2010, the Company’s shareholders approved an Asset Purchase Agreement with Nortech Systems, Incorporated (“Nortech”) to sell the EMS operations to Nortech effective January 1, 2011.

For the three months ended March 31, 2011, Nortech consumed $2,118 of the $2,200 minimum inventory commitment.  Management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $921 as of March 31, 2011.

Statements of operations for discontinued operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net sales	$-	$2,118
Gross profit	-	-
Loss from discontinued operations	-	(14)

There was no income tax expense or benefit from discontinued operations for either three month period ended March 31, 2012 or 2011.

The Company recognized a $14 loss on the sale of the EMS assets to Nortech as of March 31, 2011.  The following table shows the calculation of the loss:

Cash consideration	$1,042
Due from Nortech	500
Total liabilities to be assumed:	2,073
Subtotal	3,615
Less: Transaction costs	(496)
Net proceeds	3,119

Total assets to be assumed:	(3,133)
Net loss on assets sold	$(14)

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 8.   Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of March 31, 2012 and 2011, the Company calculated its estimated annualized effective tax rate at 0% and 2%, respectively.  The Company had no income tax expense on its $115 pre-tax loss from continuing operations for the three months ended March 31, 2012.  The Company recognized an income tax expense of $9 based on its $183 pre-tax loss from continuing operations for the three months ended March 31, 2011. The $9 was related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.

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

The Company settled an examination with the State of Minnesota for its 2003 through 2006 tax years during the first quarter of 2011. The years 2008 through 2011 remain open for examination by the IRS and other state agencies.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of March 31, 2012 and 2011, the Company recognized no interest or penalties related to uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months.

Note 9.   Financing Arrangement

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

Note 10. Assets Held for Sale

Assets held for sale consist of land and buildings and improvements related to a 58,869 square foot warehouse-assembly-office facility located on 6.16 acres in Mankato, MN (the “Facility”).  The Facility was built in 1994 and was previously used by the Company for manufacturing related to its EMS segment.   The Company, with the assistance of a third party, estimated the market value of the Facility based on market information for comparable properties in the Mankato area.  The estimated market value of the property, less expected sale costs, is in excess of the current carrying value of the property at March 31, 2012.  Though no loss is expected with the final disposal of the property, significant changes in the estimate could have a material impact to the financial statements.

Note 11. Subsequent Events

On May 1, 2012, the Company engaged a new real estate broker and re-listed the office and manufacturing facility for sale.  The listing agreement identifies the obligations of the Company and the real estate broker.

ITEM 2:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland is an industry leader in the design and manufacture of critical condition monitoring devices.  Products including EnviroAlert, WaterBug, TempAlert and Vehicle Alert, are designed to monitor critical conditions for industries including healthcare and medical, grocery and food service, commercial and industrial, agriculture and residential.  These Winland branded and trademarked products accounted for 100% of the Company’s revenue for the three months ended March 31, 2012 and 2011.  Proudly made in the USA, Winland products are compatible with any hardwire or wireless alarm system and are available worldwide.  Headquartered in Mankato, MN, Winland trades on the NYSE Amex stock exchange under the symbol WEX.

EXECUTIVE SUMMARY

To start 2012, we realized an increase in sequential sales over the fourth quarter of 2011 with sales returning to historical averages.  While this increase was positive, it was overshadowed by a significant reduction in sales compared to the same period a year ago.  The reduction in sales compared to a year ago was the result of decreased sales to our largest customer.  This customer restructured their stocking program which provided additional sales volumes in the same period last year.  While sales to our largest customer decreased, sales to our other top ten customers grew collectively by 13 percent over the same period a year ago.

Our latest product release, the EnviroAlert EA800-ip provided sales volume for the first quarter of 2012 but it was less than expected.  In discussions with our customers and potential end users, they believe that the EA800-ip will provide solutions to many critical condition monitoring needs in multiple industries.  These statements are encouraging that more end users will continue incorporating our EA800-ip in their total security solution.

We continued to invest in the development of our on-line web interface for the EA800-ip based on feedback received in the market and anticipate releasing version 2.0 during the second quarter of 2012.  We are encouraged that the improved interface, along with additional end user integration of total security solutions, will increase sales of the EA800-ip positively affecting operations for the balance of 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 vs.
Three months ended March 31, 2011

The Company reported a net loss of $115,000 or $0.03 per basic and diluted share for the three months ended March 31, 2012 compared to a net loss of $206,000 or $0.06 per basic and diluted share for the same period in 2011.

Net Sales

Net sales for the three months ended March 31, 2012 were $807,000, down $113,000 from the same period in 2011.  The decrease was primarily related to sales to our largest distributor being down $153,000 offset by moderate increased sales from our other top ten distributors.  In January 2011, our largest distributor restructured its stocking program which led to increased order volume during the three months ended March 31, 2011.  Sales from our largest distributor during the three months ended March 31, 2012 are more indicative of their average historical sales volume.

Operating Loss

The Company reported an operating loss of $182,000 for the three months ended March 31, 2012 compared to an operating loss of $161,000 for the same period in 2011.  Gross margins increased from 26.3% to 28.4% for the three months ended March 31, 2012 compared to the same period in 2011.  This increase was expected based on a sales price increase effective January 1, 2012 on the Company’s proprietary products.

General and Administrative expenses were $147,000 for the three months ended March 31, 2012, a decrease of $60,000 compared to the same time period a year ago.  The decrease was due to reduced borrowing line fees of $50,000, reduced depreciation expense of $22,000 related to assets held for sale and reduced board fees of $21,000 based on the revised board retainer and committee fees approved on May 24, 2011.  These reductions were partially offset by increased salaries expense of $27,000 related to credits for cancellation of stock option awards which did not occur during the three months ended March 31, 2012.

Sales and marketing expenses were $204,000 for the three months ended March 31, 2012 which was consistent compared to the same time period a year ago.  While consistent between periods, the Company recognized increased trade show and marketing expenses of $26,000 due to timing of shows between periods.  This temporary increase was partially offset by focused travel expense reductions of $7,000 and reduced employee commissions expense of $5,000 based on reduced sales volumes.

The Company funded research and development activities incurring expenses of $60,000 for the three months ended March 31, 2012.  These expenses were primarily for continued product development expenses of $38,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $19,000.

Other Income and Expense

Other income and expense consists primarily of rental revenue, interest expense and miscellaneous income and expense.  Rental revenue for the three months ended March 31, 2012 was $65,000 for the building lease to Nortech.  In December 2011, the Company realized it should recognize rental revenue on a straight-line basis over the non-cancellable term of the lease.  Management quantitatively and qualitatively evaluated the materiality of the error determining the error to be immaterial for the interim periods of 2011 and recorded a prospective adjustment of $261,000 for the year ended December 31, 2011.  The Company would have recognized $65,000 of rental revenue for the three months ended March 31, 2011 if this immaterial error had not occurred.

The Company did not borrow money during the three months ended March 31, 2012 thus did not incur any interest expense. Interest expense for the three months ended March 31, 2011 was $24,000 which consisted of $7,000 mortgage interest paid to US Bank, $3,000 paid to PrinSource for factoring of accounts receivable and $14,000 paid to TCI.  Of the $14,000 interest paid to TCI, $11,000 related to interest charged for factoring of accounts receivable with a weighted average outstanding balance of $201,000 and $3,000 of interest paid on borrowing against inventory with weighted average outstanding balance of $74,000.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 0% for the three month period ended March 31, 2012 and 2% for the three month period ended March 31, 2011.

The Company had no income tax expense on its $115,000 pre-tax loss from continuing operations for the three months ended March 31, 2012.  The Company recognized an income tax expense of $9,000 based on its $183,000 pre-tax loss from continuing operations for the three months ended March 31, 2011. The $9,000 was related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.

Loss from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a loss from discontinued operations, net of tax, of $14,000 for the three months ended March 31, 2011.  Net sales from discontinued operations for the three months ended March 31, 2011 were $2,118,000 from raw, finished and work-in-process inventories sold to Nortech.  No gross profit was recognized on the inventory sold to Nortech for the three months ended March 31, 2011, as the Company sold the inventory to Nortech at historical cost.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $216,000 for the three months ended March 31, 2012 the result of the net loss of $115,000, payment of accounts payable balances of $114,000 related to inventory purchases and cash paid for accrued expenses of $65,000 primarily for severance payments of $43,000 and retention bonus of $10,000 partially offset by reduced inventory purchases of $69,000 and collection of $35,000 of accounts receivable balances in excess of sales.  Operating activities used cash of $699,000 for the three months ended March 31, 2011 from increased accounts receivables of $371,000 primarily related to increased sales to our major customer and the net loss of $206,000.

Investing activities used cash of $5,000 to acquire capital equipment for the three months ended March 31, 2012 compared to $2,402,000 of cash provided for the three months ended March 31, 2011 primarily from the sale of our EMS business unit and the sale of related inventory from discontinued operations.  Financing activities used cash of $1,249,000 to pay down the Company’s accounts receivable agreement for the three months ended March 31, 2011.  Cash used to pay down long-term borrowings was $27,000 for the three months ended March 31, 2011.

The current ratio was 4.7 to 1 at March 31, 2012 and 3.7 to 1 at December 31, 2011.  Working capital equaled $1.4 million on March 31, 2012, compared to $1.5 million on December 31, 2011.

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

Please refer to forward-looking statements as previously disclosed in Winland’s annual report on Form 10-K for fiscal year ended December 31, 2011.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the period covered by this report, management, including the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control.

None.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

Failure to meet financial requirements for the continued listing of Winland's stock on a national stock exchange would impair the liquidity of its stock and its availability to access the capital markets, if necessary.

On April 11, 2012, Winland received a notice from NYSE Amex LLC indicating that Winland did not meet an additional continued listing standard requiring Winland to maintain minimum stockholders’ equity of $6,000,000 and not report losses from continuing operations and/or net losses from its five most recent fiscal years ended December 31, 2011.  Winland may submit a plan of compliance by May 11, 2012 which requires Winland to regain compliance with the continued listing standards by May 29, 2013.  Winland is currently working on such plan of compliance and expects that it will submit such plan of compliance to NYSE Amex LLC by May 11, 2012.  Winland is currently not in compliance with the continued listing standards of the NYSE Amex Exchange.  Winland can make no assurance that it will be able to remain listed on the NYSE Amex Exchange.  If Winland’s stock is delisted from trading on the NYSE Amex Exchange, the liquidity of the stock would be impaired and access to the capital markets, if necessary, may not be possible.

For additional risk factors, please refer to those previously disclosed in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2011.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND ELECTRONICS, INC. (“Company”)

Dated: May 11, 2012	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer and Senior Vice President
(Principal Executive and Financial Officer )

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended March 31, 2012	Commission File No. 1-15637

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL:  (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements tagged as blocks of text. *

* Furnished herewith