Form 10-Q
period 2012-06-30
WINLAND ELECTRONICS INC
filed 2012-08-14
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of August 10, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$606	$1,031
Accounts receivable, less allowance for doubtful accounts of $7 as of June 30, 2012 and December 31, 2011 (Note 2)	402	449
Inventories (Note 4)	733	567
Prepaid expenses and other assets	75	31
Total current assets	1,816	2,078

Property and Equipment, at cost
Property and equipment	319	314
Less accumulated depreciation and amortization	264	246
Net property and equipment	55	68
Assets held for sale, net (Note 10)	2,135	2,135
Deferred rent receivable	240	261
Total assets	$4,246	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$353	$421
Accrued liabilities:
Compensation	55	110
Other	28	30
Total current liabilities	436	561

Long-Term Liabilities
Deferred revenue	102	106
Total long-term liabilities	102	106
Total liabilities	538	667

Stockholders’ Equity (Note 6)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 as of both June 30, 2012 and December 31, 2011	37	37
Additional paid-in capital	5,014	5,014
Accumulated deficit	(1,343)	(1,176)
Total stockholders’ equity	3,708	3,875
Total liabilities and stockholders’ equity	$4,246	$4,542

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net sales (Note 2)	$819	$984	$1,626	$1,904
Cost of sales	580	679	1,158	1,359
Gross profit	239	305	468	545

Operating expenses:
General and administrative	137	295	284	502
Sales and marketing	149	213	353	407
Research and development	74	47	134	47
Total operating expenses	360	555	771	956

Operating loss	(121)	(250)	(303)	(411)

Other income (expenses):
Rental revenue	66	-	131	-
Interest expense	-	(15)	-	(39)
Other, net	3	13	5	15
Total other income (expense)	69	(2)	136	(24)

Loss from continuing operations before income taxes	(52)	(252)	(167)	(435)

Income tax expense (Note 8)	-	-	-	(9)
Loss from continuing operations	(52)	(252)	(167)	(444)
Income from discontinued operations, net of tax (Note 7)	-	112	-	98

Net loss	$(52)	$(140)	$(167)	$(346)

Loss per common share data:
Basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.09)
Loss from continuing operations per common share data:
Basic and diluted	$(0.02)	$(0.07)	$(0.05)	$(0.12)
Income from discontinued operations per common share data:
Basic and diluted	$-	$0.03	$-	$0.03
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,630	3,701,630	3,701,630	3,700,449

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(167)	$(346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	66
Non-cash stock based compensation	-	(14)
Decrease in allowance for doubtful accounts	-	(3)
Decrease in allowance for obsolete inventory held for discontinued operations	-	(112)
Loss on sale of EMS business unit	-	14
Changes in assets and liabilities:
Accounts receivables	47	(101)
Refundable income taxes	-	277
Inventories	(166)	(176)
Deferred rent receivable	21	-
Prepaid expenses	(44)	4
Accounts payable	(68)	(5)
Accrued expenses, including deferred revenue and other short-term tax liabilities	(62)	(185)
Net cash used in operating activities	(420)	(581)

Cash Flows From Investing Activities
Purchases of property and equipment	(5)	(10)
Sale of inventory from discontinued operations	-	2,486
Cash from sale of EMS business unit, net of transaction costs	-	613
Net cash provided by (used in) investing activities	(5)	3,089

Cash Flows From Financing Activities
Net payments on revolving credit agreement	-	(1,249)
Net principal payments on long-term borrowings, including capital lease obligations	-	(55)
Cash received from exercise of stock options	-	2
Net cash used in financing activities	-	(1,302)

Net increase (decrease) in cash and cash equivalents	(425)	1,206

Cash and cash equivalents
Beginning	1,031	318
Ending	$606	$1,524

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$-	$49
Cash (receipts) payments for income taxes	$-	$209
Non-cash investing activities
Receivable recorded for sale of EMS Busniess unit	$-	$500
Accrued transaction costs for sale of EMS business unit	$-	$100

See Notes to Condensed Financial Statements

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Reclassifications:  Certain amounts presented in the condensed statement of operations for the three and six months ended June 30, 2011 have been reclassified to be consistent with the classifications adopted for the same periods ended June 30, 2012.  These reclassifications had no impact on operating loss, net loss or accumulated deficit.

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

The APA met the requirements of ASC 205-20 “Discontinued Operations” as being held for sale at December 31, 2010. Accordingly, the Company has restated the previously reported financial results to report the net results as a separate line in the condensed statements of operations as “Loss from discontinued operations, net of tax” for all periods presented. In accordance with ASC 205-20-S99-3 “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  Notes to the financial statements have been revised to reflect only the results of continuing operations (see Note 7).

Note 2.	Major Customers

The Company has two customers that accounted for 10 percent (10%) or more of net sales for the three and six months ended June 30, 2012 and 2011 as follows:

	For the Three Months Ended June 30,
Sales percentage:	2012	2011
Customer A	52%	50%
Customer B	*	*

	For the Six Months Ended June 30,
Sales percentage:	2012	2011
Customer A	50%	54%
Customer B	10%	*

*	Sales to these customers were less than 10% of total sales for the period reported.

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 2.	Major Customers (Continued)

The Company had net receivables (as a percentage of total receivables) from the above customers as follows:

	June 30,
Accounts receivable percentage:	2012	2011
Customer A	58%	52%
Customer B	14%	16%

Note 3.	Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 6).  For the three and six months ended June 30, 2012 and 2011, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 190,000 for both the three and six months ended June 30, 2012 and 2011 as inclusion of these shares would have been anti-dilutive.

Note 4.	Inventories

The components of inventories were as follows net of reserves:

	June 30, 2012	December 31, 2011
Raw materials	$5	$14
Finished goods	728	553
Total, net	$733	$567

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $27 at June 30, 2012 and $30 at December 31, 2011.

Note 5.	Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its proprietary products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $12 and $10 at June 30, 2012 and 2011, respectively.

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 5.	Allowance for Rework and Warranty Costs (Continued)

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended June 30,
($ in thousands)	2012	2011
Balance, Beginning	$12	$11
Accruals for products sold	5	5
Expensing of specific warranty items	(5)	(5)
Change in estimate	-	(1)
Balance, Ending	$12	$10

	For the Six Months Ended June 30,
	2012	2011
Balance, Beginning	$13	$11
Accruals for products sold	8	9
Expensing of specific warranty items	(9)	(9)
Change in estimate	-	(1)
Balance, Ending	$12	$10

Note 6.	Stock-Based Awards

For the three and six months ended June 30, 2012 the Company did not grant any options.  For the three and six months ended June 30, 2011, the Company granted 70,000 options which had weighted average grant date fair values of $0.44 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 80.3%, a risk-free interest rate of 1.8% and expected option lives of 4.7 years.  No compensation expense or benefit was recognized for the six months ended June 30, 2012.  For the six months ended June 30, 2011, the Company recognized a net benefit of $14 to compensation expense associated with stock based compensation awards which were cancelled on January 1, 2011 due to the separation of the Company’s former chief executive officer and chief financial officer offset by compensation expense associated with options issued for the six months ended June 30, 2011.

At June 30, 2012, there was no unrecognized compensation cost related to share-based payments.

The following table summarizes information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $1.344	114,000	8.3	$0.72	114,000	$0.72
$1.344 - $1.792	22,000	5.9	1.74	22,000	1.74
$1.792 - $2.240	5,500	5.5	2.23	5,500	2.23
$3.136 - $3.584	11,000	4.9	3.27	11,000	3.27
$3.584 - $4.032	24,000	0.1	3.62	24,000	3.62
$4.032 - $4.480	11,000	3.4	4.30	11,000	4.30
	187,500	6.4	$1.62	187,500	$1.62

Note 7.	Discontinued Operations

On December 29, 2010, the Company’s shareholders approved an Asset Purchase Agreement with Nortech Systems, Incorporated (“Nortech”) to sell the EMS operations to Nortech effective January 1, 2011.

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 7.	Discontinued Operations (Continued)

For the six months ended June 30, 2011, Nortech consumed $2,588 of inventory meeting the $2,200 minimum inventory commitment.  Management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $814 as of June 30, 2011.

Statements of operations for discontinued operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
(in thousands)	2012	2011
Net sales	$-	$470
Gross profit	-	-
Gain from discontinued operations	-	112

	Six Months Ended June 30,
(in thousands)	2012	2011
Net sales	$-	$2,588
Gross profit	-	-
Gain from discontinued operations	-	98

There was no income tax expense or benefit from discontinued operations for the three and six month periods ended June 30, 2012 or 2011.

The Company recognized a $98 gain on the sale of the EMS assets to Nortech for the six months ended June 30, 2011.  The following table shows the calculation of the gain:

Cash consideration	$1,042
Due from Nortech	500
Total liabilities to be assumed:	2,073
Subtotal	3,615
Less: Transaction costs	(496)
Net proceeds	3,119

Total assets to be assumed:	(3,133)
Reduction of reserve for inventory obsolescence	112
Net gain on assets sold	$98

Note 8.	Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of June 30, 2012 and 2011, the Company calculated its estimated annualized effective tax rate at 0% and 1%, respectively.  The Company had no income tax expense on its $167 pre-tax loss from continuing operations for the six months ended June 30, 2012.  The Company recognized an income tax expense of $9 based on its $435 pre-tax loss from continuing operations for the six months ended June 30, 2011. The $9 was related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.

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

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 8.	Income Taxes (Continued)

The Company settled an examination with the State of Minnesota for its 2003 through 2006 tax years during the first quarter of 2011. The years 2008 through 2011 remain open for examination by the IRS and other state agencies.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of June 30, 2012 and 2011, the Company recognized no interest or penalties related to uncertain tax positions.

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

Assets held for sale consist of land and buildings and improvements related to a 58,869 square foot warehouse-assembly-office facility located on 6.16 acres in Mankato, MN (the “Facility”).  The Facility was built in 1994 and was previously used by the Company for manufacturing related to its EMS segment.   The Company, with the assistance of a third party, estimated the market value of the Facility based on market information for comparable properties in the Mankato area.  The estimated market value of the property, less expected sale costs, is in excess of the current carrying value of the property at June 30, 2012.  Though no loss is expected with the final disposal of the property, significant changes in the estimate could have a material impact to the financial statements.

Note 11.	Subsequent Events

On July 10, 2012, the Company issued 70,000 non-qualified stock options to the Board of Directors as a result of the 2012 Annual Meeting voting. These options had weighted average grant date fair values of $0.34 and vested immediately.

On July 23, 2012, the Company issued 50,000 incentive stock options to an independent consultant who is part of the outside project team charged with investigating, analyzing and providing feedback related to the Company’s products, competitors, sales channels and future business strategy. These options had weighted average grant date fair value of $0.27 with fifty-percent (50%) vesting on July 23, 2012 and fifty-percent (50%) vesting upon project completion which is to conclude in the fourth quarter.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Winland is an industry leader in the design and manufacture of critical condition monitoring devices.  Products including EnviroAlert, WaterBug, TempAlert and Vehicle Alert, are designed to monitor critical conditions for industries including healthcare and medical, grocery and food service, commercial and industrial, agriculture and residential.  These Winland branded and trademarked products accounted for 100% of the Company’s revenue for the three and six months ended June 30, 2012 and 2011.  Proudly made in the USA, Winland products are compatible with any hardwire or wireless alarm system and are available worldwide.  Headquartered in Mankato, MN, Winland trades on the NYSE Amex stock exchange under the symbol WEX.

EXECUTIVE SUMMARY

Sales for the second quarter of 2012 were consistent with those recognized in the first quarter yet were overshadowed by the significant reduction in sales to our largest customer in the same period in 2011.  As stated in the first quarter, this customer restructured their stocking program in January 2011 which provided additional sales volumes in both the first and second quarters of last year.

Since the sale of its EMS operations on January 1, 2011, the Company has continued to review its current business model and during the second quarter of 2012 it determined more information was needed to determine future business strategies.  On July 23, 2012 the Company engaged an outside project team with the goal to investigate, analyze and provide feedback related to the Company’s products, competitors, sales channels and future business strategy.  The Company anticipates spending from $80,000 to $120,000 on this project which is to conclude in the fourth quarter of 2012.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2012 vs.
Three and six months ended June 30, 2011

The Company reported a net loss of $52,000 or $0.02 per basic and diluted share for the three months ended June 30, 2012 compared to a net loss of $140,000 or $0.04 per basic and diluted share for the same period in 2011.  For the six months ended June 30, 2012, the Company reported a net loss of $167,000 or $0.05 per basic and diluted share compared to a net loss of $346,000 or $0.09 per basic and diluted share.

Net Sales

Net sales for the three months ended June 30, 2012 were $819,000, down $165,000 from the same period in 2011.  The decrease was primarily related to sales to our largest distributor being down $72,000 and a non-recurring customer project during 2011 worth $72,000.  Net sales for the six months ended June 30, 2012 were $1,626,000, a decrease of $278,000 from the same period in 2011.  The decrease was primarily related to sales to our largest distributor being down $205,000 and a non-recurring customer project during 2011 worth $72,000.  In January 2011, our largest distributor restructured its stocking program which led to increased order volume during the three and six months ended June 30, 2011.  Sales from our largest distributor during the three and six months ended June 30, 2012 are more indicative of their average historical sales volume.

Operating Loss

The Company reported an operating loss of $121,000 for the three months ended June 30, 2012 compared to an operating loss of $250,000 for the same period in 2011.  Gross margins decreased from 31.0% to 29.2% for the three months ended June 30, 2012 compared to the same period in 2011.  This decrease in gross margin was related to increased indirect salaries and an increase in warranty expenses.  The Company reported an operating loss of $303,000 for the six months ended June 30, 2012 compared to an operating loss of $411,000 for the same period in 2011.  Gross margins were 28.8% for the six months ended June 30, 2012 which were consistent to the same period in 2011.

General and Administrative expenses were $137,000 for the three months ended June 30, 2012, a decrease of $158,000 compared to the same time period a year ago.  The decrease was due to reduced board fees of $65,000 based on the revised board retainer and committee fees approved on May 24, 2011 and timing of 2012 board retainer fees paid associated with the 2012 annual meeting held in July 2012, reduced salaries expense of $39,000 related to stay bonus agreements, reduced depreciation expense of $22,000 related to assets held for sale and reduced professional fees of $22,000.  General and Administrative expenses were $284,000 for the six months ended June 30, 2012, a decrease of $218,000 compared to the same time period a year ago.  The decrease was due to reduced board fees of $86,000 based on the revised board retainer and committee fees approved on May 24, 2011 and timing of 2012 board retainer fees paid associated with the 2012 annual meeting held in July 2012, reduced borrowing line fees of $50,000, reduced depreciation expense of $44,000 related to assets held for sale and reduced professional fees of $25,000.  During the third quarter of 2012, the Company expects to incur between $80,000 and $120,000 of non-recurring expenses related to its strategic business project as described above which will be in addition to other normal and recurring general and administrative expenses.

Sales and marketing expenses were $149,000 for the three months ended June 30, 2012, a decrease of $64,000 compared to the same time period a year ago.  The decrease was due to reduced salaries and commission expenses of $38,000, reduced expenditures for travel of $8,000 and reduced trade show expenses of $8,000.  Sales and marketing expenses were $353,000 for the six months ended June 30, 2012, a decrease of $54,000 compared to the same time period a year ago. The decrease was due to reduced salaries and commission expenses of $44,000 and reduced expenditures for travel of $15,000.

The Company funded research and development activities incurring expenses of $74,000 for the three months ended June 30, 2012 an increase of $27,000 compared to the same time period a year ago.  These increased expenses were for continued product development related to the Company’s EnviroAlert EA800-ip.  The Company funded research and development activities incurring expenses of $134,000 for the six months ended June 30, 2012 an increase of $87,000 compared to the same time period a year ago.  The increase was due to increased and continued product development expenses of $65,000 related to the Company’s EnviroAlert EA800-ip and increased salaries expenses of $20,000.

Other Income and Expense

Other income and expense consists primarily of rental revenue, interest expense and miscellaneous income and expense.  Rental revenue for the three and six months ended June 30, 2012 consisted of $66,000 and $131,000, respectively, for the building lease to Nortech.  In December 2011, the Company realized it should recognize rental revenue on a straight-line basis over the non-cancellable term of the lease.  Management quantitatively and qualitatively evaluated the materiality of the error determining the error to be immaterial for the interim periods of 2011 and recorded a prospective adjustment of $261,000 for the year ended December 31, 2011.  Rental revenue for the three and six months ended June 30, 2011 would have been $66,000 and $131,000, respectively, if this immaterial error had not occurred.

The Company did not borrow money during the three and six months ended June 30, 2012 thus did not incur any interest expense. Interest expense for the three months ended June 30, 2011 was $15,000 which consisted of $7,000 mortgage interest paid to US Bank and $8,000 paid to TCI for interest and minimum fees for terminating the financing agreement in April 2011.  The Company received $11,000 of interest income related to its income tax refund during the three months ended June 30, 2011.  Interest expense for the six months ended June 30, 2011 was $39,000 which consisted of $22,000 paid to TCI for interest and minimum fees for terminating the financing agreement in April 2011, $14,000 mortgage interest paid to US Bank and $3,000 paid to PrinSource for factoring of accounts receivable.  The Company received $11,000 of interest income related to its income tax refund during the six months ended June 30, 2011.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 0% and 1% for the six month periods ended June 30, 2012 and 2011, respectively.

The Company had no income tax expense on its $167,000 pre-tax loss from continuing operations for the six months ended June 30, 2012.  The Company recognized an income tax expense of $9,000 based on its $435,000 pre-tax loss from continuing operations for the six months ended June 30, 2011. The $9,000 was related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.

Loss from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a gain from discontinued operations, net of tax, for the three and six months ended June 30, 2011 of $112,000 and $98,000, respectively.  Net sales from discontinued operations for the three and six months ended June 30, 2011 were $470,000 and $2,588,000 from raw, finished and work-in-process inventories sold to Nortech.  No gross profit was recognized on the inventory sold to Nortech for the three and six months ended June 30, 2011, as the Company sold the inventory to Nortech at historical cost.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $420,000 for the six months ended June 30, 2012 the result of the net loss of $167,000, increased finished goods balance of $166,000, payment of accounts payable balances of $68,000 related to inventory purchases and cash paid for accrued expenses of $62,000 primarily for severance payments of $43,000 and retention bonus of $10,000 partially offset by collection of $47,000 of accounts receivable balances in excess of sales.  Operating activities used cash of $581,000 for the six months ended June 30, 2011 from the net loss of $346,000, a reduction of accrued expenses of $185,000 primarily related to compensation payments of $142,000 primarily for severance, net increase in finished goods inventories of $176,000 for future customer sales and an increase in accounts receivable balances of $101,000 related to increased finished goods sold offset by federal and state income tax refunds received of $277,000.

Investing activities used cash of $5,000 to acquire capital equipment for the six months ended June 30, 2012 compared to investing activities providing cash of $3,089,000 primarily from the sale of EMS business unit and the sale of related inventory from discontinued operations for the six months ended June 30, 2011.  Financing activities used cash of $1,249,000 to pay down the Company’s accounts receivable agreement for the six months ended June 30, 2011.  Cash used to pay down long-term borrowings was $55,000 for the six months ended June 30, 2011.  There were no cash flows from financing activities for the six months ended June 30, 2012 as all remaining financing agreements were repaid and terminated in 2011 with cash from the EMS sale.

The current ratio was 4.2 to 1 at June 30, 2012 and 3.7 to 1 at December 31, 2011.  Working capital equaled $1.4 million on June 30, 2012, compared to $1.5 million on December 31, 2011.

The Company’s future capital requirements, inclusive of expenses for the Company’s strategic business project as further described in this Form 10-Q, will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  The Company’s management believes that its cash balance, existing working capital and expected cash in 2012 from leasing, or sale of, the building will be adequate to fund its cash requirements during the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the end of the period covered by this report, management, including the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control.

None.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Failure to meet financial requirements for the continued listing of Winland's stock on a national stock exchange would impair the liquidity of its stock and its availability to access the capital markets, if necessary.

Winland is currently not in compliance with the continued listing standards of the NYSE Amex Exchange requiring Winland to maintain minimum stockholders’ equity of $6,000,000 and not report losses from continuing operations and/or net losses from its five most recent fiscal years ended December 31, 2011.  Winland can make no assurance that it will be able to remain listed on the NYSE Amex Exchange.  If Winland’s stock is delisted from trading on the NYSE Amex Exchange, the liquidity of the stock would be impaired and access to the capital markets, if necessary, may not be possible.

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

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: August 14, 2012	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer and Senior Vice President
(Principal Executive and Financial Officer )

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended June 30, 2012	Commission File No. 1-15637

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished herewith