Form 10-Q
period 2012-09-30
WINLAND ELECTRONICS INC
filed 2012-11-09
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐           No ☑

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of November 7, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$354	$1,031
Accounts receivable, less allowance for doubtful accounts of $7 as of September 30, 2012 and December 31, 2011 (Note 2)	678	449
Inventories (Note 4)	632	567
Prepaid expenses and other assets	78	31
Total current assets	1,742	2,078

Property and Equipment, at cost
Property and equipment	319	314
Less accumulated depreciation and amortization	272	246
Net property and equipment	47	68
Assets held for sale, net (Note 10)	2,135	2,135
Deferred rent receivable	229	261
Total assets	$4,153	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$349	$421
Accrued liabilities:
Compensation	40	110
Other	35	30
Total current liabilities	424	561

Long-Term Liabilities
Deferred revenue	100	106
Total long-term liabilities	100	106
Total liabilities	524	667

Stockholders’ Equity (Note 6)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 as of both September 30, 2012 and December 31, 2011	37	37
Additional paid-in capital	5,050	5,014
Accumulated deficit	(1,458)	(1,176)
Total stockholders’ equity	3,629	3,875
Total liabilities and stockholders’ equity	$4,153	$4,542

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales (Note 2)	$1,141	$769	$2,767	$2,673
Cost of sales	811	531	1,969	1,890
Gross profit	330	238	798	783

Operating expenses:
General and administrative	277	191	561	693
Sales and marketing	184	240	537	647
Research and development	60	103	194	150
Total operating expenses	521	534	1,292	1,490

Operating loss	(191)	(296)	(494)	(707)

Other income (expenses):
Rental revenue	65	-	196	-
Interest expense	-	(6)		(45)
Other, net	12	2	16	17
Total other income (expense)	77	(4)	212	(28)

Loss from continuing operations before income taxes	(114)	(300)	(282)	(735)

Income tax expense (Note 8)	-	-	-	(9)
Loss from continuing operations	(114)	(300)	(282)	(744)
Income from discontinued operations, net of tax (Note 7)	-	-	-	98

Net loss	$(114)	$(300)	$(282)	$(646)

Loss per common share data:
Basic and diluted	$(0.03)	$(0.08)	$(0.08)	$(0.17)
Loss from continuing operations per common share data:
Basic and diluted	$(0.03)	$(0.08)	$(0.08)	$(0.20)
Income from discontinued operations per common share data:
Basic and diluted	$-	$-	$-	$0.03
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,630	3,701,630	3,701,630	3,700,848

See Notes to Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended
	2012	2011
Cash Flows From Operating Activities
Net loss	$(282)	$(646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	100
Non-cash stock based compensation	36	(13)
Decrease in allowance for doubtful accounts	-	(3)
Decrease in allowance for obsolete inventory	-	(20)
Decrease in allowance for obsolete inventory held for discontinued operations	-	(112)
Loss on sale of EMS business unit	-	14
Changes in assets and liabilities:
Accounts receivables	(229)	8
Refundable income taxes	-	277
Inventories	(65)	(310)
Deferred rent receivable	32	-
Prepaid expenses	(47)	16
Accounts payable	(72)	42
Accrued expenses, including deferred revenue and
Accrued expenses, including deferred revenue and other short-term tax liabilities	(71)	(341)
Net cash used in operating activities	(672)	(988)

Cash Flows From Investing Activities
Purchases of property and equipment	(5)	(10)
Sale of inventory from discontinued operations	-	2,795
Cash from sale of EMS business unit, net of transaction costs	-	813
Net cash provided by (used in) investing activities	(5)	3,598

Cash Flows From Financing Activities
Net payments on revolving credit agreement	-	(1,249)
Net principal payments on long-term borrowings, including capital lease obligations	-	(83)
Cash received from exercise of stock options	-	2
Net cash used in financing activities	-	(1,330)

Net increase (decrease) in cash and cash equivalents	(677)	1,280

Cash and cash equivalents
Beginning	1,031	318
Ending	$354	$1,598

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$-	$49
Cash receipts for income taxes	$-	$209
Non-cash investing activities
Receivable recorded for sale of EMS Busniess unit	$-	$250
Accrued transaction costs for sale of EMS business unit	$-	$50

 See Notes to Condensed Financial Statements

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Reclassifications:  Certain amounts presented in the condensed statement of operations for the three and nine months ended September 30, 2011 have been reclassified to be consistent with the classifications adopted for the same periods ended September 30, 2012.  These reclassifications had no impact on operating loss, net loss or accumulated deficit.

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

Note 2.  Major Customers

The Company had one customer that accounted for 10 percent (10%) or more of net sales for the three and nine months ended September 30, 2012 and 2011 as follows:

	For the Three Months Ended September 30,
Sales percentage:	2012	2011
Customer A	61%	43%

	For the Nine Months Ended September 30,
Sales percentage:	2012	2011
Customer A	52%	49%

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 2.  Major Customers (Continued)

The Company had net receivables (as a percentage of total receivables) from the above customer as follows:

	September 30,
Accounts receivable percentage:	2012	2011
Customer A	70%	42%

Note 3.  Loss per Common Share

Loss per common share: Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 6).  For the three and nine months ended September 30, 2012 and 2011, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 286,000 shares for both the three and nine months ended September 30, 2012 and excluded 190,000 shares for 2011 as inclusion of these shares would have been anti-dilutive.

Note 4.  Inventories

The components of inventories were as follows net of reserves:

	September 30, 2012	December 31, 2011
Raw materials	$2	$14
Finished goods	630	553
Total, net	$632	$567

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $27 at September 30, 2012 and $30 at December 31, 2011.

Note 5. Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $12 and $10 at September 30, 2012 and 2011, respectively.

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 5. Allowance for Rework and Warranty Costs (Continued)

Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ended September 30,
($ in thousands)	2012	2011
Balance, Beginning	$12	$10
Accruals for products sold	4	4
Expensing of specific warranty items	(4)	(4)
Balance, Ending	$12	$10

	For the Nine Months Ended September 30,
	2012	2011
Balance, Beginning	$13	$11
Accruals for products sold	12	13
Expensing of specific warranty items	(13)	(13)
Change in estimate	-	(1)
Balance, Ending	$12	$10

Note 6. Stock-Based Awards

For the three and nine months ended September 30, 2012 the Company granted 120,000 stock options which had weighted average grant date fair values of $0.31 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 78.6%, a risk-free interest rate of 0.5% and expected option lives of 4.5 years.  For the three and nine months ended September 30, 2011, the Company granted 70,000 options which had weighted average grant date fair values of $0.44 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 80.3%, a risk-free interest rate of 1.8% and expected option lives of 4.7 years.  For the nine months ended September 30, 2012, the Company recognized expense of $36 related to compensation expense for stock based compensation awards.  For the nine months ended September 30, 2011, the Company recognized a net benefit of $13 to compensation expense associated with stock based compensation awards which were cancelled on January 1, 2011 due to the separation of the Company’s former chief executive officer and chief financial officer offset by compensation expense associated with options issued for the nine months ended September 30, 2011.

At September 30, 2012, there was $2 unrecognized compensation cost related to share-based payments to be recognized during the remainder of 2012.

The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average ExercisePrice	Number of Shares	Weighted-Average Exercise Price
$0.448 - $1.344	234,000	7.9	$0.63	209,000	$0.63
$1.344 - $1.792	22,000	5.6	1.74	22,000	1.74
$1.792 - $3.136	5,500	5.3	2.23	5,500	2.23
$3.136 - $4.032	11,000	4.7	3.27	11,000	3.27
$4.032 - $4.480	11,000	3.1	4.30	11,000	4.30
	283,500	7.4	$0.99	258,500	$1.03

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 7.  Discontinued Operations

On December 29, 2010, the Company’s shareholders approved an Asset Purchase Agreement with Nortech Systems, Incorporated (“Nortech”) to sell the EMS operations to Nortech effective January 1, 2011.

For the nine months ended September 30, 2011, Nortech consumed $2,795 of inventory meeting the $2,200 minimum inventory commitment.  Management’s estimated reserve for slow moving and obsolete inventories related to discontinued operations was $727 as of September 30, 2011.

Statements of operations for discontinued operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
(in thousands)	2012	2011
Net sales	$-	$207
Gross profit	-	-
Gain from discontinued operations	-	-

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net sales	$-	$2,795
Gross profit	-	-
Gain from discontinued operations	-	98

There was no income tax expense or benefit from discontinued operations for the three and nine month periods ended September 30, 2012 or 2011.

The Company recognized a $98 gain on the sale of the EMS assets to Nortech for the nine months ended September 30, 2011.  The following table shows the calculation of the gain:

Cash consideration	$1,292
Due from Nortech	250
Total liabilities to be assumed:	2,073
Subtotal	3,615
Less: Transaction costs	(496)
Net proceeds	3,119

Total assets to be assumed:	(3,133)
Reduction of reserve for inventory obsolescence	112
Net gain on assets sold	$98

Note 8.  Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of September 30, 2012 and 2011, the Company calculated its estimated annualized effective tax rate at 0% and -1%, respectively.  The Company recognized an income tax expense of $0 based on its $282 pre-tax loss from continuing operations for the nine months ended September 30, 2012 due to recording a full valuation allowance.  The Company recognized an income tax expense of $9 based on its $735 pre-tax loss from continuing operations for the nine months ended September 30, 2011. The $9 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.

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

The Company settled an examination with the IRS for the 2004 - 2007 tax years during 2010 and settled an examination with the State of Minnesota for its 2003 through 2006 tax years during the first quarter of 2011. The years 2008 through 2011 remain open for examination by other state agencies.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of September 30, 2012 and 2011, the Company recognized no interest or penalties related to uncertain tax positions.

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

Note 10. Assets Held for Sale

Assets held for sale consist of land and buildings and improvements related to a 58,869 square foot warehouse-assembly-office facility located on 6.16 acres in Mankato, MN (the “Facility”).  The Facility was built in 1994 and was previously used by the Company for manufacturing related to its EMS segment.   The Company estimated the market value of the Facility based on market information for comparable properties in the Mankato area.  The estimated market value of the property, less expected sale costs, is in excess of the current carrying value of the property at September 30, 2012.  Though no loss is expected with the final disposal of the property, significant changes in the estimate could have a material impact to the financial statements.

ITEM 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Winland is an industry leader in the design and manufacture of critical condition monitoring devices.  Products including EnviroAlert, WaterBug, TempAlert and Vehicle Alert, are designed to monitor critical conditions for industries including healthcare and medical, grocery and food service, commercial and industrial, agriculture and residential.  These Winland branded and trademarked products accounted for 100% of the Company’s revenue for the three and nine months ended September 30, 2012 and 2011.  Proudly made in the USA, Winland products are compatible with any hardwire or wireless alarm system and are available worldwide.  Headquartered in Mankato, MN, Winland trades on the NYSE Amex stock exchange under the symbol WEX.

EXECUTIVE SUMMARY

Sales for the third quarter of 2012 increased in excess of 48% versus the comparable period in 2011.  Revenue on a sequential basis was up 39%.  The increase in sales during the quarter was partly due to a significant project sale to the Company’s largest customer.  Even without the project, the customer drove a 28% increase in sales over the comparable quarter in 2011 and an increase of 20% on a sequential basis.

As mentioned last quarter, the Company initiated a strategic business project to investigate, analyze and provide feedback related to the Company’s products, competitors, sales channels and future business strategy.  During the third quarter of 2012, the Company spent $103,000 with the project on-going and on target to be completed in the fourth quarter.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2012 vs.
Three and nine months ended September 30, 2011

The Company reported a net loss of $114,000 or $0.03 per basic and diluted share for the three months ended September 30, 2012 compared to a net loss of $300,000 or $0.08 per basic and diluted share for the same period in 2011.  For the nine months ended September 30, 2012, the Company reported a net loss of $282,000 or $0.08 per basic and diluted share compared to a net loss of $646,000 or $0.17 per basic and diluted share for the nine months ended September 30, 2011.

Net Sales

Net sales for the three months ended September 30, 2012 were $1,141,000, up $372,000 from the same period in 2011.  The increase was primarily related to sales to our largest distributor being up $348,000 due to in part to a large customer project valued at $160,000.  Net sales for the nine months ended September 30, 2012 were $2,767,000, an increase of $94,000 from the same period in 2011.  The increase was primarily related to sales to our largest distributor being up for the nine months ended September 30, 2012 when compared to the same period in 2011.

Operating Loss

The Company reported an operating loss of $191,000 for the three months ended September 30, 2012 compared to an operating loss of $296,000 for the same period in 2011.  Gross margins decreased from 30.9% to 28.9% for the three months ended September 30, 2012 compared to the same period in 2011.  This decrease in gross margin was related to change in product mix and promotional discounts given to our largest distributor.  The Company reported an operating loss of $494,000 for the nine months ended September 30, 2012 compared to an operating loss of $707,000 for the same period in 2011.  Gross margins were 28.8% for the nine months ended September 30, 2012 down from 29.3% for the same period in 2011.

General and Administrative expenses were $277,000 for the three months ended September 30, 2012, an increase of $86,000 compared to the same time period a year ago.  The increase was due to strategic business project expenses of $103,000, annual retainer board fees of $22,000 cash and $24,000 non-cash recognized during the three months ended September 30, 2012 based on the revised board retainer and committee fees approved on May 24, 2011.  In 2011, these comparable expenses were recognized in the three months ended June 30, 2011 and amounted to $34,000 cash and $31,000 non-cash expense.  These increases were partially offset by reduced salaries expense of $35,000 related to stay bonus agreements and reduced depreciation expense of $22,000 related to assets held for sale.  General and Administrative expenses were $561,000 for the nine months ended September 30, 2012, a decrease of $132,000 compared to the same time period a year ago.  The decrease was due to reduced depreciation expense of $66,000 related to assets held for sale, reduced borrowing line fees of $50,000, reduced salaries expenses of $48,000 primarily related to reduced stay bonus agreements of $70,000.  The decreases were partially offset by strategic business project expenses of $103,000, a benefit of $44,000 for cancellation of stock option awards both of which did not occur during the nine months ended September 30, 2012, and reduced board fees of $39,000, the result of cash and non-cash board fees of $22,000 and $24,000, respectively recognized for the nine months ended September 30, 2012 based on the revised board retainer and committee fees approved on May 24, 2011 compared to board fees for cash of $55,000 and non-cash of $31,000 for the nine months ended September 30, 2011.

Sales and marketing expenses were $184,000 for the three months ended September 30, 2012, a decrease of $56,000 compared to the same time period a year ago.  The decrease was due to reduced advertising and trade show expenses of $30,000, reduced salaries and commission expenses of $22,000 and reduced expenditures for travel of $12,000 partially offset by increased manufacturing representative firm commissions of $12,000.  Sales and marketing expenses were $537,000 for the nine months ended September 30, 2012, a decrease of $110,000 compared to the same time period a year ago. The decrease was due to reduced salaries and commission expenses of $66,000, reduced expenditures for travel of $27,000 and reduced advertising and trade show expenses of $20,000 partially offset by increased manufacturing representative firm commissions of $11,000.

The Company funded research and development activities incurring expenses of $60,000 for the three months ended September 30, 2012, a decrease of $43,000 compared to the same time period a year ago.  These expenses were for continued product development related to the Company’s EnviroAlert EA800-ip.  The Company funded research and development activities incurring expenses of $194,000 for the nine months ended September 30, 2012, an increase of $44,000 compared to the same time period a year ago.  The increase was due to increased and continued product development expenses of $25,000 related to the Company’s EnviroAlert EA800-ip and increased salary expenses of $20,000.

Other Income and Expense

Other income and expense consists primarily of rental revenue, interest expense and miscellaneous income and expense.  Rental revenue for the three and nine months ended September 30, 2012 consisted of $65,000 and $196,000, respectively, for the building lease to Nortech.  In December 2011, the Company realized it should recognize rental revenue on a straight-line basis over the non-cancellable term of the lease.  Management quantitatively and qualitatively evaluated the materiality of the error determining the error to be immaterial for the interim periods of 2011 and recorded a prospective adjustment of $261,000 for the year ended December 31, 2011.  Rental revenue for the three and nine months ended September 30, 2011 would have been $65,000 and $196,000, respectively, if this immaterial error had not occurred.

The Company did not borrow money during the three and nine months ended September 30, 2012, and thus did not incur any interest expense. Interest expense for the three months ended September 30, 2011 was $6,000 which consisted of mortgage interest paid to US Bank.  Interest expense for the nine months ended September 30, 2011 was $45,000 which consisted of $22,000 paid to TCI for interest and minimum fees for terminating the financing agreement in April 2011, $20,000 mortgage interest paid to US Bank and $3,000 paid to PrinSource for factoring of accounts receivable.

Income Tax

As discussed in Note 8 to the Condensed Financial Statements, income tax expenses were calculated using an estimated annual blended federal and state income tax rate of 0% and -1% for the nine month periods ended September 30, 2012 and 2011, respectively.

The Company had no income tax expense on its $282,000 pre-tax loss from continuing operations for the nine months ended September 30, 2012.  The Company recognized an income tax expense of $9,000 based on its $735,000 pre-tax loss from continuing operations for the nine months ended September 30, 2011. The $9,000 tax expense is related to a settlement reached with the state of Minnesota regarding the Company’s research and development credits.

Loss from discontinued operations

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a gain from discontinued operations, net of tax, for the three and nine months ended September 30, 2011 of $0 and $98,000, respectively.  Net sales from discontinued operations for the three and nine months ended September 30, 2011 were $207,000 and $2,795,000 from raw, finished and work-in-process inventories sold to Nortech.  No gross profit was recognized on the inventory sold to Nortech for the three and nine months ended September 30, 2011, as the Company sold the inventory to Nortech at historical cost.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $672,000 for the nine months ended September 30, 2012 from the net loss of $282,000, increased accounts receivable balances of $229,000, increased inventory balance of $65,000 and payment of accounts payable balances of $72,000 related to inventory purchases.  Operating activities used cash of $988,000 for the nine months ended September 30, 2011 from the net loss of $646,000, a reduction of accrued expenses of $341,000 primarily related to compensation payments of $275,000, net increase in inventories of $310,000 for future customer sales offset by federal and state income tax refunds received of $277,000 and a decrease in accounts receivable balances of $8,000 related to collections in excess of sales and non-cash depreciation of $100,000.

Investing activities used cash of $5,000 to acquire capital equipment for the nine months ended September 30, 2012 compared to investing activities providing cash of $3,598,000 primarily from the sale of EMS business unit and the sale of related inventory from discontinued operations for the nine months ended September 30, 2011.  Financing activities used cash of $1,249,000 to pay down the Company’s accounts receivable agreement for the nine months ended September 30, 2011.  Cash used to pay down long-term borrowings was $83,000 for the nine months ended September 30, 2011.  There were no cash flows from financing activities for the nine months ended September 30, 2012 as all remaining financing agreements were repaid and terminated in 2011 with cash from the EMS sale.

The current ratio was 4.1 to 1 at September 30, 2012 and 3.7 to 1 at December 31, 2011.  Working capital equaled $1.3 million on September 30, 2012, compared to $1.5 million on December 31, 2011.

The Company’s future capital requirements, inclusive of expenses for the Company’s strategic business project as further described in this Form 10-Q, will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  The Company’s management believes that its cash balance, existing working capital and expected cash in 2012 and the first nine months of 2013 from the lease of and/or sale of the building will be adequate to fund its cash requirements during the next twelve months.  However, delays in, or changes to any of the above plans could result in the Company needing additional financing, which may not be available to the Company, or may not be available on terms favorable to the Company.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the end of the period covered by this report, management, including the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Failure to meet financial requirements for the continued listing of Winland's stock on a national stock exchange would impair the liquidity of its stock and its availability to access the capital markets, if necessary.

Winland is currently not in compliance with the continued listing standards of the NYSE Amex Exchange requiring Winland to maintain minimum stockholder’s equity of $4,000,000 and not report losses from continuing operations and/or net losses in three of its four most recent fiscal years, as well as maintain minimum stockholders’ equity of $6,000,000 and not report losses from continuing operations and/or net losses from its five most recent fiscal years ended December 31, 2011.  Winland can make no assurance that it will be able to remain listed on the NYSE Amex Exchange.  If Winland’s stock is delisted from trading on the NYSE Amex Exchange, the liquidity of the stock would be impaired and access to the capital markets, if necessary, may not be possible.

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

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: November 9, 2012	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer and Senior Vice President
(Principal Executive and Financial Officer )

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended September 30, 2012	Commission File No. 1-15637

________________________

WINLAND ELECTRONICS, INC.
_______________________

Exhibit No.	Description

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith