Form 10-K
period 2012-12-31
WINLAND ELECTRONICS INC
filed 2013-03-22
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Exact name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1950 Excel Drive, Mankato Minnesota	56001
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (507) 625-7231

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, $.01 par value	OTCQB Market
Preferred Stock Purchase Rights	OTCQB Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☑

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2012 was $2,620,331 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of March 15, 2013.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Winland Electronics, Inc. (“Winland”, “Company”, “we” or “our”) was incorporated as a Minnesota corporation in October 1972.  Through distribution to dealers and integrators, Winland provides a line of proprietary critical condition monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2012 and 2011.  Prior to January 1, 2011, we also designed and manufactured custom electronic controls and assemblies primarily for original equipment manufacturer (“OEM”) customers, providing services from early concept studies through complete product realization (Electronic Manufacturing Services (EMS) business).  On January 1, 2011, we sold our EMS business unit to an unrelated third party, Nortech Systems, Incorporated (Nortech) (see Note 7 of our financial statements).    As a result, we classified our EMS business as a discontinued operation for 2012 and 2011.  In addition, we sold our land and building (asset group) on December 31, 2012 and also classified the related operations as discontinued operations for 2012 and 2011.  All references contained herein relate to our continuing operations of our proprietary business unless identified as discontinued operations.

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

Significant Customers

Approximately 52% and 50% of the Company’s Proprietary Products sales in 2012 and 2011, respectively were to one of the world’s largest distributors of security products.  Winland derived approximately 12% and 4% of its revenues from sales outside the United States for the years ended December 31, 2012 and 2011, respectively.

Patents, Trademarks and Licenses

Winland holds federal trademark registrations for marks used in its business as follows:  WATERBUG, TEMP ALERT and ENVIROALERT.

Personnel

At December 31, 2012, Winland had nine full time employees.  During 2012 and 2011, Winland also used temporary labor services.  Winland is not subject to a collective bargaining agreement and considers its relations with its employees to be good.

ITEM 1A.	RISK FACTORS

Based on current and known information, we believe that the following identifies the most significant risk factors that could affect our business. However, the risks and uncertainties we face are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that we currently believe to be immaterial, that could in fact have material adverse effects on our financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

You should consider the following risk factors, in addition to other information presented or incorporated by reference into this Annual Report on Form 10-K in evaluating our business and your investment in us.

We are dependent on a small number of customers and such customer’s response to the current uncertain economic conditions.

Our Proprietary Products sales are dependent on a small number of security products distributors with the top five distributors together representing over 65% of our total sales in both 2012 and 2011.  We do not obtain firm, long-term purchase commitments from our customers.  Customers may also cancel their orders, change quantities, or delay delivery for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers may harm our results of operations by reducing the volumes of products sold.

We outsource the manufacturing of our line of Proprietary Products.

We have an agreement with an outside contract manufacturing firm to manufacture our proprietary products through December 31, 2013.  Based on the agreement, we issue purchase orders with definitive quantities, delivery dates and price.  We cannot guarantee the ability of the manufacturer to timely deliver against the purchase orders which may cause us to experience delays in meeting our customer’s delivery requirements.  If experienced, these delays may impact sales volumes and increase costs.

Our operating results may vary significantly from period to period.

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations are our effectiveness in managing inventory levels; changes in the cost and availability of finished goods purchased from our manufacturer; and changes in demand for our products.  Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

 Market acceptance of our new EA800-ip product and our pricing of such product is uncertain, and we may be unable to obtain market acceptance of our EA800-ip product at the price we hope for.

The success of our EA800-ip product will depend upon the acceptance by customers of our EA800-ip product as equivalent as or better than the current product or solution they are currently using for security products.  Our future success will depend on our receiving market acceptance of the EA800-ip product at a price that is acceptable to us.  Market acceptance of our EA800-ip product will depend on a number of factors, including:

●	the perceived effectiveness of our EA800-ip product relative to its cost;
●	the potential advantages of our EA800-ip product over alternative products;
●	the development of new products and technologies by our competitors or new alternative security products; and
●	the effectiveness of our sales and marketing efforts.

If our EA800-ip product does not achieve adequate acceptance by our customers and potential customers, we may not generate our projected revenue and our business would be materially impacted.

Our strategic growth plan depends substantially on customers renewing, upgrading and expanding their subscriptions for our services.

Pursuant to our new strategic growth plan we intend to become a Software as a Service (“SaaS”) business model.  As a result, our ability to grow is dependent in part on customers purchasing subscriptions and modules.  We have limited historical data with respect to rates of customer subscription renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals.  Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not purchase subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.

The market for SaaS business applications may develop more slowly than we expect.

Our success will depend, to a large extent, on the willingness of businesses to accept cloud-based SaaS services for applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our application include:

●	the security capabilities, reliability and availability of cloud-based services;
●	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;
●	our ability to maintain high levels of customer satisfaction;
●	our ability to implement upgrades and other changes to our software without disrupting our service;
●	the level of customization or configuration we offer; and
●	the price, performance and availability of competing products and services.

Many of our customers are price sensitive, and if the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

Many of our customers are price sensitive, and we have limited experience with respect to determining the appropriate prices for our services. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially David Gagne, our Chief Executive Officer, and Brian Lawrence, our Chief Financial Officer. Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing and technology development personnel is particularly intense in the technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business.

If we fail to manage our SaaS hosting network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our SaaS products.

We seek to maintain sufficient excess capacity in our SaaS hosting network infrastructure to meet the needs of all of our customers. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages that may result in customer losses.  If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers.  Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.  Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices.  Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.  If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We may experience delays in product and service development, including delays beyond our control, which could prevent us from achieving our growth objectives and hurt our business.

Many of the problems, delays and expenses we may encounter may be beyond our control. Such problems may include, but are not limited to, problems related to the technical development of our products and services, the competitive environment in which we operate, marketing problems, consumer and advertiser acceptance and costs and expenses that may exceed current estimates. Problems, delays or expenses in any of these areas could have a negative impact on our business, financial conditions or results of operations.

Delays in the timely design, development, deployment and commercial operation of our EA800-ip product and service offerings, and consequently the achievement of our revenue targets and positive cash flow, could result from a variety of causes, including many causes that are beyond our control.

We might require additional capital to support our strategic growth plan, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our strategic growth plan and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and update our product.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.  In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

We may be unsuccessful against future competitors. If we do not compete effectively, our operating results and future growth could be harmed.

We may encounter growing competition in our business from many sources.  Many of our future competitors may have substantially greater financial, marketing, technological and other resources than we do.  Some of these companies may even choose to offer services competitive with ours at no cost as a strategy to attract or retain customers of their other services.  If we are unable to compete successfully with traditional and other emerging providers of competing services, our business, financial condition and results of operations could be adversely affected.

Demand for our services is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue, operating results and resources.

In the event we are unable to retain existing proprietary product customers or to grow our SaaS customer base by adding new customers, our operating results will be adversely affected.

Our strategic growth plan is in part driven by our ability to retain our existing customers and grow our customer base by adding new SaaS customers. Customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our product effectively and the perception that the service is not a good value. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If too many of our historical proprietary product customers cancel our service, or if we are unable to attract new SaaS customers in numbers sufficient to grow our business, our operating results would be adversely affected.

Our business could be adversely affected if our clients are not satisfied with our SaaS solutions, our implementation and integration of our solutions or our professional services.

The success of our strategic growth plan will depend on our ability to satisfy our clients and meet their business needs.  If a client is unsatisfied, we could lose the client, we could incur additional costs to remedy the situation, or the profitability of our relationship with that client may be impaired.  Negative publicity resulting from issues related to our client relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new clients and maintain and expand our relationships with existing clients.

 Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations.

We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurances with respect to the preparation and fair presentation of financial statements.

Our common stock was recently delisted from the NYSE Amex Exchange and investors may have difficulty trading and obtaining quotations for our common stock, which could impair their investments and our business.

On April 11, 2012 we received a notice from NYSE Amex LLC indicating that we were not in compliance with the continued listing requirements due to: our having stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years, as set forth in Section 1003(a)(ii) of the NYSE Amex Exchange’s Corporate Guide; and stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years ended December 31, 2011, as set forth in Section 1003(a)(iii) of the NYSE Amex Exchange’s Company Guide.

Despite our diligent efforts to meet the requirements of the NYSE Amex Exchange, On March 6, 2013 we were informed by the NYSE Amex Exchange that our common stock would be delisted.  Our common stock was immediately eligible for quotation on the OTC Bulletin Board and began trading on the OTC Bulletin Board as of the open of business on March 21, 2013.  The OTC Bulletin Board symbol of our common stock is WELX.

Because our common stock was delisted from the NYSE Amex Exchange, the liquidity of our common stock will be impaired and access to the capital markets, if necessary, may not be possible.  An investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock.  The lack of an established trading market severely limits the liquidity of our common stock, and could depress the market price of our common stock and limit our ability to raise additional capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

On December 31, 2012, the Company sold its manufacturing facility to Nortech Systems, Inc. (“Nortech”), the then current lessee of the property for $2,650,000.  The building and land had a carrying cost of $2,135,000, resulting in a gain of $506,000, after deducting expenses related to the sale of $9,000.  Rental revenue for the year ended December 31, 2012, was $261,000, reduced by $218,000 for the reversal of unamortized rental revenue recognized on the straight-line basis in 2011.  For the year ended December 31, 2012, the Company also recognized income of $106,000 related to the remaining unamortized deferred revenue associated with the tax increment financing associated with the facility.

On December 31, 2012, Winland entered in to a month-to-month lease with Nortech to lease 1,924 square feet of office space at 1950 Excel Drive, Mankato, MN, the Company’s prior manufacturing facility.  This office space is used for the Company’s operations including customer service, technical support and finance.

In December 2012, Winland entered in to a twelve month lease agreement for office space at 601 Carlson Parkway, Suite 1050, Minnetonka, MN.  This office space is used for the Company’s sales and marketing, product management and executive staff.

ITEM 3.	LEGAL PROCEEDINGS

 None.

ITEM 4.	MINE SAFETY DISCLOSURES

 None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winland’s Common Stock is listed on the OTCQB Market under the symbol WELX.  Prior to March 21, 2013, Winland's common stock was listed on the NYSE Amex under the symbol WEX.  The following table sets forth the high and the low market closes, as reported by NYSE Amex during 2012 and 2011.

Fiscal Year Ended December 31, 2012	Low	High
First Quarter	$0.44	$0.88
Second Quarter	$0.47	$0.80
Third Quarter	$0.40	$0.67
Fourth Quarter	$0.43	$0.85

Fiscal Year Ended December 31, 2011	Low	High
First Quarter	$0.71	$0.90
Second Quarter	$0.62	$0.76
Third Quarter	$0.58	$0.69
Fourth Quarter	$0.30	$0.60

On March 15, 2013, the fair market value of Winland’s Common Stock was $0.81 based on the closing sale price quoted by NYSE Amex on that date.  As of December 31, 2012, Winland had 370 registered shareholders of record. Winland has never paid cash dividends on its Common Stock.  The Board of Directors presently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, Winland's overall financial condition and any other factors deemed relevant by Winland's Board of Directors.

ITEM 6:	SELECTED FINANCIAL DATA

None.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE SUMMARY

Winland Electronics is a leader in designing and selling critical environmental monitoring solutions. We sell our solutions to customers around the world through a channel of distributors and security systems integrators.

Our solutions assist customers by helping them to: reduce product loss, comply with various regulations, reduce labor costs and potentially mitigate costly litigation.

Our solutions include:

•
The EnviroAlert (EA) product line which now represents over 50% of our revenue. The EA product line offers industrial, commercial and residential users the flexibility to simultaneously monitor temperature, humidity, water, gases, pressure and dry contacts in one or more critical environments. This product line includes our recently introduced EA800-ip solution, an industry-leading monitoring system that via software provides two-way access for users to remotely monitor, collect and view real-time data from up to eight sensors. Users can also modify their sensor settings via a wireless connection that eliminates the need for on-site adjustments or service calls.

•	The WaterBug Alert, which is designed for dependable water detection.

•	The TempAlert solution delivers reliable and economical temperature detection for residential or commercial security systems.

•	Our HumidAlert solution monitors humidity and is ideal for any areas where too much moisture, or not enough, can damage commercial and residential property.

•	Our Vehicle-Alert allows users to know when a vehicle enters a driveway or comes to a business drive up window.

Key markets that we sell our solution into include the distribution and retail segments of the food, healthcare and drug industries.

RESULTS OF OPERATIONS – 2012 vs. 2011

The Company reported net income of $21,000 or $0.01 per basic and diluted share for the year ended December 31, 2012 compared to the $740,000 net loss or $0.20 loss per basic and diluted share for the same period in 2011.

Net Sales

Net sales for the year ended December 31, 2012 were $3,713,000 up $269,000 or 7.8% compared to the same period in 2011 driven by a 14.2% increase in sales to Winland’s largest distributor.

Operating Loss

The Company reported an operating loss of $644,000 and $1,023,000 for the years ended December 31, 2012 and 2011, respectively.  The Company’s gross margin percentage of 29.4% in 2012 was up from 27.6% reported in 2011.  Increased gross margins were the result of a favorable product sales mix and overall price increases implemented for 2012.

For the year ended December 31, 2012, general and administrative expenses were $762,000 down from $852,000 from the same period in 2011.  The decline in expense was related to decreased depreciation expense of $73,000 primarily for the Company’s building and land assets sold on December 31, 2012.  The Company recorded depreciation expense in 2011 until the time the building met the criteria to be classified as held for sale in September 2011.  Additionally, the decline in expense was related to reduced borrowing line fees of $50,000, reduced salaries and wages expenses of $46,000 related to stay bonus payments made in 2011, reduced board of director fees of $39,000 based on the revised board retainer and committee fees approved on May 24, 2011, partially offset by increased consulting expenses of $119,000 related to the strategic business project conducted in 2012 and increased professional fees of $23,000 including audit, legal and tax preparation expenses.

For the year ended December 31, 2012, sales and marketing expenses were $688,000, a decrease of $195,000 from the same period in 2011.  The decrease was due to reduced salaries and commission expenses of $93,000, reduced advertising and trade show expenses of $61,000 and reduced expenditures for travel of $37,000.

During 2012, the Company funded research and development activities, incurring expenses of $285,000 which were primarily for new product development of $182,000 related to the Company’s EnviroAlert EA800-ip product and salary and benefit expenses of $78,000.  During 2011, the Company funded research and development activities, incurring expenses of $237,000 which were primarily for new product development of $168,000 related to the Company’s EnviroAlert EA800-ip product and salary and benefit expenses of $59,000.

In January 2013, the Company announced its strategic growth plan to become a leading provider of real-time, cloud-based environmental monitoring solutions by implementing a Software as a Service (SaaS) business model.  This plan calls for investments of approximately $1,200,000 in additional sales, marketing and channel management resources and development of the Company’s SaaS platform.

Other Income and Expense

Other income and expense consists primarily of interest expense and other, net.  The Company did not borrow money during the year ended December 31, 2012 and therefore had no interest expense. Interest expense for the year ended December 31, 2011 was $54,000 which consisted of $29,000 mortgage interest paid to US Bank, $22,000 paid to TCI for interest and minimum fees for terminating the financing agreement in April 2011 and $3,000 paid to PrinSource for factoring of accounts receivable.  For 2011, the Company received $11,000 in interest income from the settlement and payment of refunds related to the settlement reached between the Company and the Internal Revenue Service regarding research and development tax credits.

Income Tax

Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $1,853,000 and $1,889,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase (decrease) of ($36,000) and $296,000, respectively.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2012 and 2011, the Company calculated its estimated annualized effective tax expense (benefit) rate at 0% and 1%, respectively.  The Company had no income tax expense based on its $634,000 pre-tax loss from continuing operations for the year ended 2012.  The Company recognized income tax expense of $9,000 (net of the valuation allowance) based on its $1,051,000 pre-tax loss from continuing operations for year ended 2011.

Gain from discontinued operations

On December 31, 2012, the Company sold its manufacturing facility to Nortech, the then current lessee of the property for $2,650,000.  The building and land had a carrying cost of $2,135,000, resulting in a gain of $506,000, after deducting expenses related to the sale of $9,000.  Rental revenue for the year ended December 31, 2012, was $261,000, reduced by $218,000 for the reversal of unamortized rental revenue recognized on the straight-line basis in 2011.  For the year ended December 31, 2012, the Company also recognized income of $106,000 related to the remaining unamortized deferred revenue associated with the tax increment financing associated with the facility.

On January 1, 2011, the Company sold its EMS business to Nortech.  Winland recognized a gain from discontinued operations, net of tax, of $59,000 for the year ended December 31, 2011.  The gain was the result of additional inventory sales to Nortech above the $2,200,000 commitment which allowed the Company to reduce the reserve for obsolescence for inventory held for discontinued operations by $73,000.  Net sales from discontinued operations for the year ended December 31, 2011 were $2,906,000 from raw, finished and work-in-process inventories sold to Nortech.  The Company had no gross profit on the inventory sold to Nortech for the year ended December 31, 2011, as the Company sold inventory to Nortech at historical cost.  The Company also recorded rental revenue of $261,000 and amortization of deferred revenue of $8,000 for the year ended December 31, 2011 related to its manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $634,000 for the year ended December 31, 2012 which resulted from a $506,000 non-cash gain on the sale of building, a net increase in finished goods inventories of $317,000 for future customer sales, a $106,000 reduction in deferred revenue for the reversal of tax increment financing related to the building and reduced payroll related expenses of $50,000 for the payment of accrued bonuses and severance partially offset by reduced deferred rent receivable of $261,000 and increased accounts payable balances of $82,000 for purchases of finished goods inventory.  Operating activities used cash of $1,505,000 for the year ended December 31, 2011 which resulted from the net loss of $740,000, a net increase in finished goods inventories of $455,000 for future customer sales, a reduction of accrued expenses of $421,000 primarily related to compensation payments of $339,000 partially offset by federal and state income tax refunds received of $277,000.

Investing activities used cash of $7,000 for equipment purchases for the year ended December 31, 2012.  For the year ended December 31, 2011, investing activities provided cash of $3,913,000 primarily from the sale of the EMS business unit and the sale of related inventory from discontinued operations.  Financing activities used cash of $1,695,000 for the year ended December 31, 2011 consisting of $1,249,000 to pay down the Company’s revolving line-of-credit and $448,000 to pay down long-term borrowings.

The current ratio was 7.6 to 1 at December 31, 2012 and 3.7 to 1 at December 31, 2011.  Working capital equaled $3,894,000 on December 31, 2012, compared to $1,517,000 on December 31, 2011.

In December 2011, the Company paid the outstanding balance satisfying the mortgage note payable with US Bank National Association.

The Company’s future capital requirements, inclusive of expenses for the Company’s SaaS business model as further described in this Form 10-K, will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  The Company’s management believes that its cash balance and existing working capital will be adequate to fund its cash requirements for at least the next twelve months.  However, delays in, or changes to any of the above plans could result in the Company needing additional financing, which may not be available to the Company, or may not be available on terms favorable to the Company.

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

Inventory Valuation: Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in, first-out method (FIFO). The majority of the inventory is purchased based upon contractual forecasts and customer purchase orders. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Management’s estimated reserve for slow moving and obsolete finished goods inventories was $24,000 and $30,000 as of December 31, 2012 and 2011, respectively.

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoice terms vary by customer but are generally due 30 days after presentation. Accounts receivable are considered past due if not paid in accordance with the terms established with the customer. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  The Company had no bad debt expense for the year ended December 31, 2012.  Bad debt expense for the year ended December 31, 2011 was $1,000.  The Company writes off accounts receivable when they are deemed uncollectible and records recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $7,000 at both December 31, 2012 and 2011.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues are determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $15,000 and $13,100 as of December 31, 2012 and 2011, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $1,853,000 and $1,889,000 respectively.  The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase (decrease) of ($36,000) and $296,000.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2012 and 2011, the Company calculated its estimated annualized effective tax benefit rate at 0% and -1.2%, respectively.  The Company recognized an income tax expense of $0 (net of the valuation allowance) based on its $634,000 pre-tax loss from continuing operations for the year ended 2012 compared to an income tax benefit of $9,000 (net of the valuation allowance) based on its $1,051,000 pre-tax loss from continuing operations for the year ended 2011.

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

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Winland’s forward-looking statements generally relate to its purchase order levels, growth strategies, financial results, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward looking statements. As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

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

●	an overall uncertainty in economic activity may have a negative impact on Winland’s customer’s ability to pay for the products they purchase from Winland;

●	Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile;

●	The acceptance of Winland’s EA800-ip by the marketplace;

●	The market for SaaS business applications may develop more slowly than Winland expects;

●	Many of Winland’s customers are price sensitive, and if the prices Winland charges for its services are unacceptable to its customers, Winland’s operating results will be harmed;

●	If Winland fails to develop our brand cost-effectively, its business may suffer;

●	Winland might require additional capital to support its strategic growth plan, and this capital might not be available on acceptable terms, if at all; and

●	In the event Winland is unable to retain existing proprietary product customers or to grow its SaaS customer base by adding new customers, its operating results will be adversely affected.

In addition, see “Risk Factors” under Item 1A, which includes a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are at the pages set forth below:

Report of Independent Registered Public Accounting Firm as of and for the Years Ended December 31, 2012 and 2011	15

Balance Sheets as of December 31, 2012 and 2011	16 - 17

Statements of Operations for the Years Ended December 31, 2012 and 2011	18

Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2012 and 2011	19

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	20

Notes to Financial Statements	21 - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 22, 2013

Winland Electronics, Inc.
Balance Sheets
As of December 31, 2012 and 2011
(In Thousands)

	December 31,
Assets	2012	2011
Current Assets
Cash and cash equivalents	$390	$1,031
Funds held in escrow from sale of manuafacturing facility, including land (Note 7)	2,641	-
Accounts receivable, less allowance for doubtful accounts of $7 as of both December 31, 2012 and 2011 (Note 9)	516	449
Inventories (Note 2)	884	567
Prepaid expenses and other assets	56	31
Total current assets	4,487	2,078

Property and Equipment, at cost (Note 1)
Machinery and equipment	153	153
Data processing equipment	125	118
Office furniture and equipment	43	43
Total property and equipment	321	314

Less accumulated depreciation and amortization	278	246
Net property and equipment	43	68

Assets of discontinued operations
Assets held for sale, net (Note 1, 7)	-	2,135
Deferred rent receivable	-	261
Total assets	$4,530	$4,542

See Notes to Financial Statements

Winland Electronics, Inc.
Balance Sheets
As of December 31, 2012 and 2011
(In Thousands, Except Share and Per Share Data)

	December 31,
Liabilities and Stockholders’ Equity	2012	2011
Current Liabilities
Accounts payable	$503	$421
Accrued liabilities:
Compensation	60	110
Other	30	30
Total current liabilities	593	561

Long-Term Liabilities of discontinued operations
Deferred revenue (Note 4)	-	106
Total long-term liabilities of discontinued operations	-	106

Total liabilities	593	667

Commitments and Contingencies

Stockholders’ Equity (Notes 6 and 11)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 shares as of both December 31, 2012 and 2011	37	37
Additional paid-in capital	5,055	5,014
Accumulated deficit	(1,155)	(1,176)
Total stockholders’ equity	3,937	3,875
Total liabilities and stockholders’ equity	$4,530	$4,542

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Operations
For the Years Ended December 31, 2012 and 2011
(In Thousands, Except Share and Per Share Data)

	December 31,
	2012	2011
Net sales (Note 10)	$3,713	$3,444
Cost of sales	2,622	2,495
Gross profit	1,091	949

Operating expenses:
General and administrative	762	852
Sales and marketing	688	883
Research and development	285	237
	1,735	1,972

Operating loss	(644)	(1,023)

Other income (expenses):
Interest expense	-	(54)
Other, net	10	26
	10	(28)

Loss from continuing operations before income taxes	(634)	(1,051)

Income tax expense (Note 5)	-	(9)
Loss from continuing operations	(634)	(1,060)
Income from discontinued operations, net of tax	655	320

Net income (loss)	$21	$(740)

Income (loss) per common share data:
Basic and diluted	$0.01	$(0.20)
Loss from continuing operations per common share data:
Basic and diluted	$(0.17)	$(0.29)
Income from discontinued operations per common share data:
Basic and diluted	$0.18	$0.09
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,630	3,701,045

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2010	3,699,230	$37	$5,025	$(436)	$4,626

Issuance of common stock in accordance with employee stock option plan (Note 6)	2,400	-	2	-	2
Stock-based compensation benefit	-	-	(13)	-	(13)
Net loss	-	-	-	(740)	(740)
Balance on December 31, 2011	3,701,630	37	5,014	(1,176)	3,875

Stock-based compensation expense	-	-	41	-	41
Net income	-	-	-	21	21
Balance on December 31, 2012	3,701,630	$37	$5,055	$(1,155)	$3,937

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
(In Thousands)

	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$21	$(740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32	110
Non-cash stock based compensation expense (benefit)	41	(13)
Gain on sale of facility, including land	(506)	-
Decrease in allowance for doubtful accounts	-	(3)
Decrease in allowance for obsolete inventory held for discontinued operations	-	(56)
Changes in operating assets and liabilities:
Accounts receivable	(67)	(39)
Refundable income taxes	-	277
Inventories	(317)	(455)
Deferred rent receivable	261	(261)
Prepaid expenses and other assets	(25)	56
Accounts payable	82	40
Accrued liabilities, including deferred revenue and other short-term tax liabilities	(156)	(421)
Net cash used in operating activities	(634)	(1,505)

Cash Flows From Investing Activities
Purchases of property and equipment	(7)	(10)
Sale of inventory from discontinued operations	-	2,906
Cash from sale of EMS business unit, net of transaction costs	-	1,017
Net cash provided by (used in) investing activities	(7)	3,913

Cash Flows From Financing Activities
Net repayments on revolving line-of-credit agreement	-	(1,249)
Principal payments on long-term borrowings, including capital lease obligations	-	(448)
Proceeds from issuance of common stock	-	2
Net cash used in financing activities	-	(1,695)

Net increase (decrease) in cash and cash equivalents	(641)	713

Cash and cash equivalents
Beginning of year	1,031	318
End of year	$390	$1,031

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$-	$65
Cash receipts from income taxes	$-	$209

Non-cash investing activities:
Funds held in escrow from sale of manufacturing facility	$2,641	$-

See Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: Winland Electronics, Inc. (“Winland” or the “Company”) provides a line of proprietary environmental monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2012 and 2011.

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

In September 2011, the Company made a formal decision to sell the Company’s land and building.  Based on an expected sale date within one year, the Company as of December 31, 2011 classified the land and building as assets held for sale.  The assets were not classified as non-current discontinued assets prior to the sale of the assets on December 31, 2012, as the Company received significant cash flows from the asset group until the sale date.  As a result of the sale of the land and building on December 31, 2012, the Company determined it would not have any significant continuing involvement in the operations of the asset group after the disposal date and, therefore, reclassified for all periods presented the operations and the gain on sale of the land and building as discontinued operations.

These transactions met the requirements of ASC 205-20 “Discontinued Operations” as being held for sale as December 31, 2012. Accordingly, the Company has restated the previously reported financial results to report the net results as a separate line in the statements of operations as “Loss from discontinued operations, net of tax” for all periods presented, and the respective assets and liabilities on the balance sheets have been separately classified as “Assets/Liabilities of discontinued operations”. In accordance with ASC 205-20-S99-3 “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  Notes to the financial statements have been revised to reflect only the results of continuing operations (see Note 7).

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

Rental revenue included rents that our tenant paid in accordance with the terms of its lease reported on a straight-line basis over the non-cancellable term of the lease. The lease provided for tenant occupancy during periods where no rent was due or where minimum rent payments changed during the term of the lease. Deferred rent in the accompanying balance sheet included the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenant in accordance with the lease terms.

Cash and cash equivalents: Cash and cash equivalents include money market mutual funds and other highly liquid investments defined as maturities of three months or less from date of purchase.  Winland maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Winland has not experienced any losses in such accounts.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due.  No interest is charged on past due accounts. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  The Company writes off accounts receivable when they are deemed uncollectible and records recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $7 at both December 31, 2012 and 2011.

Inventory Valuation: Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated reserve for slow moving and obsolete finished goods inventories was $24 and $30 as of December 31, 2012 and 2011, respectively.

Depreciation: Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets, as follows:

Years
Machinery and equipment	5 – 7
Data processing equipment	3 – 7
Office furniture and equipment	3 – 7

Long-lived assets:  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.  While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses.  Such impairment would adversely affect earnings.  No impairment losses were recognized in 2012 or 2011.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its Proprietary Products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $15 and $13 as of December 31, 2012 and 2011, respectively.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Changes in Winland’s warranty liability, which is included in other accrued liabilities on the balance sheets, are approximately as follows:

	For the Years Ended December 31,
($ in thousands)	2012	2011
Balance, Beginning	$13	$11
Accruals for products sold	20	7
Expensing of specific warranty items	(15)	(3)
Change in estimate	(3)	(2)
Balance, Ending	$15	$13

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

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

Fair value of financial instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Income (loss) per common share: Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 6).

For years ended December 31, 2012 and 2011, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 471,000 and 190,000 shares for the years ended December 31, 2012 and 2011, respectively, as inclusion of these shares would have been anti-dilutive.

Employee stock based compensation plans: At December 31, 2012, Winland had stock-based compensation plans, which are described more fully in Note 6.  Winland accounts for these plans under FASB ASC Topic 718, Stock Compensation.

Advertising expense:  Advertising is expensed as incurred and was $14 and $40 for the years ended December 31, 2012 and 2011, respectively.

Research and Development Expense:  The Company expenses research and development costs as incurred.  Research and development expenses of $285 and $237 were charged to operations during the years ended December 31, 2012 and 2011, respectively.

Subsequent events:  The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.  See Note 13 for more information regarding subsequent events.

Note 2.	Inventories

The components of inventories at December 31, 2012 and 2011 were as follows:

	December 31
	2012	2011
Raw materials	$114	$14
Finished goods	770	553
Total, net	$884	$567

Note 3.	Financing Arrangement and Long-Term Debt

Effective January 3, 2011, Winland and TCI Business Capital, Inc. (“TCI”), entered into a Factoring, Security and Service Agreement (the “Agreement”).  The Agreement allowed TCI to purchase from the Company certain eligible accounts receivable based on TCI’s sole and absolute discretion and was terminated by mutual agreement between the Company and TCI in April 2011 for a fee of $5.

On January 1, 2011, Winland had an Accounts Receivable Agreement with PrinSource Capital Companies, LLC (“PrinSource”).  The agreement was terminated on January 3, 2011 with Winland paying $3 to PrinSource for factoring of accounts receivable for the year ended December 31, 2011.

In December 2011, the Company paid the outstanding balance satisfying the mortgage note payable with US Bank National Association.

Note 4.	Deferred Revenue

During 1994, Winland and the city of Mankato entered into a tax increment financing agreement for the construction of its operating facility. In connection with this agreement, the city donated land improvements to Winland with a fair value of $270. The fair value of land improvements donated was accounted for as deferred revenue and is being amortized over 39 years, which is the life of the building.  On December 31, 2012, deferred revenue remaining of $106 was recognized as income due to the sale of the manufacturing facility and is included in income from discontinued operations on the Statement of Operations for the year ended December 31, 2012.

Note 5.	Income Taxes

Components of income tax expense are as follows:

	Year Ended December 31
	2012	2011
Current expense	$-	$(9)
Deferred benefit	-	-
	$-	$(9)

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

	December 31
	2012	2011
Statutory U.S. income tax rate	34%	(34)%
State benefit (tax), net of federal tax effect	4	(3)
Change in valuation allowance	(40)	39
Other, including permanent differences	2	(1)
Effective income tax benefit rate	-%	1%

Note 5.	Income Taxes (Continued)

Deferred tax assets (liabilities) consist of the following components as of:

	December 31
	2012	2011
Deferred tax assets:
Inventory	$23	$22
Allowance for doubtful accounts	2	2
Non-qualified stock options	89	89
Accrued expenses	3	8
Research credit carryover	8	8
Net operating loss carryforward	1,733	1,773
Other	23	23
Valuation allowance	(1,853)	(1,889)
	28	36
Deferred tax liabilities:
Property and equipment	(9)	(25)
Prepaid expenses	(19)	(11)
	(28)	(36)
Net deferred tax assets	$-	$-

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $1,853 and $1,889 respectively.  The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase (decrease) of ($36) and $296, respectively.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  As of December 31, 2012 and 2011, the Company calculated its estimated annualized effective tax benefit rate at 0% and -1.2%, respectively.  The Company recognized an income tax expense of $0 (net of the valuation allowance) based on its $634 pre-tax loss from continuing operations for year ended 2012 compared to an income tax benefit of $9 (net of the valuation allowance) based on its $1,051,000 pre-tax loss from continuing operations for year ended 2011.

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

 The Company files income tax returns in the U.S. federal and state jurisdictions and during 2011 settled an examination by the State of Minnesota for its 2003 through 2006 tax years. The Company recognized a $301 reduction in income tax expense as of December 31, 2007 for credits filed with the Internal Revenue Service and the State of Minnesota for tax years 2003 through 2007, net of $129 reserve for FASB ASC 740, Income Taxes. The Company reached a settlement with the Internal Revenue Service during 2010 which resulted in a reduction of $200 to the unrecognized tax benefit balance.

 The Company reached a settlement with the Minnesota Department of Revenue during 2011 which resulted in a reduction of $68 to the unrecognized tax benefit balance. The years 2009 through 2012 remain open for examination by other agencies.

A reconciliation of the unrecognized tax benefit is as follows:

	2012	2011
Beginning Balance	$-	$68
Additions for tax positions taken for open tax years	-	-
Deductions for tax positions closed	-	(68)
Ending Balance	$-	$-

Note 5.	Income Taxes (Continued)

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of December 31, 2012 and 2011, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

At December 31, 2012, the Company had net operating loss carryforwards for federal purposes of $4,268 and $4,367 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2022. At December 31, 2012, the Company had Minnesota research and development tax credit carryforwards of $12, which begin to expire in the year 2022.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

Note 6.	Warrants and Stock-Based Compensation Plans

Warrants: The Company has warrants outstanding to purchase 2,500 shares of common stock at a weighted average exercise price of $4.01 per share.  These warrants were granted prior to 2007 and expire on February 16, 2016.

Employee stock purchase plan:  The 1997 Employee Stock Purchase Plan (ESPP) has provided Winland employees the opportunity to purchase common stock through payroll deductions.  The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date.  The participation periods have a 6-month duration beginning in January and July of each year.  A total of 300,000 shares of common stock were authorized for issuance under the ESPP of which 136,880 have been issued.  No shares were issued for the years ended December 31, 2012 and 2011, respectively.

Stock option plans: On January 25, 2013, Winland’s Board of Directors approved the 2013 Equity Incentive Plan from which 250,000 stock-based compensation awards can be granted to eligible employees, officers or directors and was the only equity-based compensation plan available.  On February 28, 2013, Winland’s Board of Directors approved an amendment to  the 2013 Equity Incentive Plan increasing the plan to 350,000 stock-based compensation awards available to grant.  The plan is subject to approval by the Company’s shareholders.  Previous to this plan, stock-based compensation awards were granted from the 2008 and 2005 Equity Incentive Plans.  The plans are as follows:

2013 Equity Incentive Plan – This plan provides up to 350,000 awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  As of January 25, 2013, this is the only plan under which awards are authorized for grant.  Awards issued under the plan as of March 15, 2013 include 185,000 shares of incentive stock options outstanding and which are unvested.  The exercise price is equal to the fair market value of Winland’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to 10 years.  Option awards provide for accelerated vesting if substantially all of Winland’s assets are transferred through an acquisition, merger, reorganization or other similar change of control transaction.  The Company issues new shares upon the exercise of options.  This plan is subject to shareholder approval.

On January 28, 2013, the Company issued 50,000 incentive stock options to Brian D. Lawrence, the Company’s Chief Financial Officer and Senior Vice President pursuant to the 2008 Equity Incentive Plan.  These options had weighted average grant date fair value of $0.38 with annual vesting of twenty five percent (25%) over the next succeeding four years.  Also on January 28, 2013, the Company issued 185,000 incentive stock options to David A. Gagne, the Company’s Chief Executive Officer pursuant to the 2013 Equity Incentive Plan.  These options had an estimated grant date fair value of $0.38 with annual vesting of twenty five percent (25%) over the next succeeding four years.

2008 Equity Incentive Plan – This plan provided awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  As of December 31, 2012, this was the only plan under which awards were authorized for grant.  As amended by the shareholders in May 2009, up to 500,000 shares are authorized for issuance under the plan.  Awards issued under the plan as of December 31, 2012 include 185,000 shares of incentive stock options outstanding and which are un-vested and 256,000 nonqualified stock options which were outstanding and which were vested.  This plan was terminated as to future grants in January 2013.

Note 6.	Warrants and Stock-Based Compensation Plans (Continued)

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

2005 Equity Incentive Plan – This plan provided grants in the form of incentive stock options, nonqualified stock options, and restricted stock.  This plan was terminated as to future grants in May 2008.  As of December 31, 2012, there were 27,500 options outstanding under this plan of which 27,500 are vested.

Winland uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	December 31
	2012	2011
Expected life, in years	4	5
Expected volatility	79.1%	80.3%
Risk-free interest rate	0.4%	1.8%
Dividend yield	0.0%	0.0%

Winland calculates the expected life of awards using historical data to estimate option exercises and employee terminations.  Expected volatility is based on daily historical fluctuations of Winland’s common stock using the closing market value for the number of days of the expected term immediately preceding the grant.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.  The dividend yield is based on the expectation that Winland will not pay dividends.

Winland receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the shares are sold over the exercise prices of the options.  In accordance with FASB ASC 718-10-50-1, Winland revised its presentation in the Statements of Cash Flows to report any tax benefit from the exercise of stock options as financing cash flows.  For the years ended December 31, 2012 and 2011, there were no such stock option exercises and disqualifying stock dispositions.  Net cash proceeds from the exercise of stock options were $0 and $2 for the years ended December 31, 2012 and 2011, respectively.

In January 2011, 54,000 stock options were cancelled due to the termination of certain employees related to the sale of the EMS assets, with a weighted average exercise price of $1.24.

Note 6.	Warrants and Stock-Based Compensation Plans (Continued)

The following table represents stock option activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at January 1, 2011	285,600	$2.31
Granted	70,000	0.70
Exercised	(2,400)	0.70
Forfeited	(165,700)	2.44
Outstanding options at December 31, 2011	187,500	$1.62	6.9	$-

Exercisable at December 31, 2011	187,500	$1.62	6.9	$-

Outstanding options at January 1, 2012	187,500	$1.62
Granted	305,000	0.72
Exercised	-	-
Forfeited	(24,000)	3.62
Outstanding options at December 31, 2012	468,500	$0.93	8.2	$42

Exercisable at December 31, 2012	283,500	$0.99	7.1	$42

The aggregate intrinsic value of options outstanding and options exercisable is based upon the Company’s closing stock price on the last trading day of the fiscal year for the in-the-money options.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2012 and 2011 was $0.41 and $0.44, respectively.

The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $38 and $44, respectively.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $0.896	419,000	8.6	$0.72	234,000	$0.63
$0.896 - $1.792	22,000	5.3	1.74	22,000	1.74
$1.792 - $2.240	5,500	5.0	2.23	5,500	2.23
$2.240 - $3.584	11,000	4.4	3.27	11,000	3.27
$3.584 - $4.480	11,000	2.9	4.30	11,000	4.30
	468,500	8.2	$0.93	283,500	$0.99

At December 31, 2012, there was $86 unrecognized compensation cost, adjusted for estimated forfeitures, related to share-based payments which is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for any future changes in estimated forfeitures.

Note 7.	Discontinued Operations

On November 15, 2010, Winland entered into an Asset Purchase Agreement with Nortech Systems, Incorporated (“Nortech”).  Pursuant to the terms of the Asset Purchase Agreement, Winland sold to Nortech the Company’s EMS business segment, which consisted of the design and manufacture of printed circuit board assemblies and higher level products sold mainly to original equipment manufacturer customers.  The sale of the EMS segment to Nortech was completed on January 1, 2011 pursuant to the terms of the Asset Purchase Agreement and approved by the Company’s shareholders on December 29, 2010 (the “Asset Sale”).

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

On January 1, 2011, Nortech entered into a commercial building lease (the “Lease”) with the Company to lease the entire office and manufacturing facility located at 1950 Excel Drive, Mankato, MN from the Company.  The term of the Lease was scheduled to terminate on January 1, 2017 with Nortech required to pay rent of $5.25 per square foot ($305 annually) commencing on January 1, 2012.  The Lease provided for a 2.5% increase on the third anniversary and requires Nortech to pay all operating costs including real estate taxes.  Nortech also had the right of first refusal upon sale of the property as defined in the Lease.  The lease terminated on December 31, 2012 with the sale of the building as noted below.

In September 2011, the Company made a formal decision to sell the Company’s land and building.  Based on an expected sale date within one year, the Company as of December 31, 2011 classified the land and building as assets held for sale.

Note 7.	Discontinued Operations (Continued)

On November 27, 2012, Winland executed a Purchase Agreement (“Agreement”) with Nortech Systems, Inc. (“Nortech”) to sell the above mentioned facility and land.  The agreed upon purchase price was $2,650,000.  Winland and Nortech executed the closing documents on December 31, 2012 with the funds placed in to escrow with North American Title Company.  Winland received the funds on January 8, 2013.  The building and land had a carrying cost of $2,135,000, resulting in a gain of $506,000, after deducting expenses related to the sale of $9,000.  Rental revenue for the year ended December 31, 2012, was $261,000, reduced by $218,000 for the reversal of unamortized rental revenue recognized on the straight-line basis in 2011.  For the year ended December 31, 2012, the Company also recognized income of $106,000 related to the remaining unamortized deferred revenue associated with the tax increment financing associated with the facility.

The assets were not classified as non-current discontinued assets prior to the sale of the assets on December 31, 2012, as the Company received significant cash flows from the asset group until the sale date.  As a result of the sale of the land and building on December 31, 2012, the Company determined it would not have any significant continuing involvement in the operations of the asset group after the disposal date and, therefore, reclassified for all periods presented the operations and the gain on sale of the land and building as discontinued operations.
.
In connection with the Company’s sale of its office and manufacturing facility and improvements to Nortech, the Company entered into a month-to-month lease agreement with Nortech for the lease of 1,900 square feet of office space at $5.25 per square foot.

	Year ended December 31,
(in thousands)	2012	2011
Net sales	$-	$2,906
Gross profit (loss)	-	-
Income from discontinued operations (1)	655	320

(1) 2012 includes gain on sale of land and building of $506

There was no income tax expense or benefit from discontinued operations for either year ended December 31, 2012 or 2011.

Note 8.	Commitments and Contingencies

Operating leases:  On January 1, 2013, the Company entered in to a twelve month lease for office space at 601 Carlson Parkway, Suite 1050, Minnetonka, MN which is used for the Company’s sales and marketing, product management and executive staff.  Minimum lease payment obligations for this lease for the year ending December 31, 2013 are $36.

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

Health Savings Account:  Winland has a health savings account plan for its employees who meet certain service requirements.  The plan provides for Winland to make contributions equal to one-half the deductible limit elected by the employee.  The employee may also make contributions equal to one-half the deductible limit elected.  Winland makes contributions to the plan on a quarterly basis on the first day of each quarter.  The contributions cannot be refunded to Winland if the employee’s employment with Winland is terminated voluntarily or involuntarily.  Winland contributed approximately $13 and $14 to the plan for the years ended December 31, 2012 and 2011, respectively.

Note 10.	Major Customers

Winland has a customer which accounted for more than 10 percent of net sales for the years ended December 31, 2012 and 2011, as follows:

	2012	2011
Sales percentage:
Customer A	52%	50%
Accounts receivable percentage at December 31:
Customer A	56%	49%

Note 11.	Shareholder Rights Plan

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

The rights are nonvoting, pay no dividends, expire, unless extended, on December 9, 2013, and may be redeemed by Winland for $0.001 per right at any time before the 15th day (subject to adjustment) after a 15 percent position is acquired. The rights have no effect on earnings per share until they become exercisable.

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

Note 12 .	Severance Expense

On January 1, 2011, the Company agreed to terminate the employment relationships of its then Chief Executive Officer and Chief Financial Officer.  Pursuant to the separation agreements, the Company agreed to pay salaries due to the former executives totaling $358,000.  The agreements call for the amounts to be paid at regular payroll intervals over the term of the agreement.  The accrual for severance was included in Accrued Liabilities:  Compensation on the balance sheet at December 31, 2011.

The following table provides financial information on the employee severance expense payable at December 31, 2012 and 2011.

	December 31, 2010	Net Additions	Payments	December 31, 2011
Employee Severance Expense	$313	$-	$(270)	$43

	December 31, 2011	Net Additions	Payments	December 31, 2012
Employee Severance Expense	$43	$-	$(43)	$-

Note 12.	Severance Expense (Continued)

As part of the Company’s employment agreements with certain executive employees, if such employees are terminated without cause, severance payments may be due to such employees.

Note 13.	Subsequent Events

On April 11, 2012 the Company received a notice from NYSE Amex LLC indicating that it was not in compliance with the continued listing requirements due to: the Company having stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years, as set forth in Section 1003(a)(ii) of the NYSE Amex Exchange’s Corporate Guide; and stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in the Company’s five most recent fiscal years ended December 31, 2011, as set forth in Section 1003(a)(iii) of the NYSE Amex Exchange’s Company Guide.

Despite the Company’s diligent efforts to meet the requirements of the NYSE Amex Exchange, On March 6, 2013 it was informed by the NYSE Amex Exchange that the Company’s common stock would be delisted.  The Company’s common stock was immediately eligible for quotation on the OTC Bulletin Board and began trading on the OTC Bulletin Board as of the open of business on March 21, 2013.  The OTC Bulletin Board symbol of the Company’s common stock is WELX.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Winland’s principal executive and financial officers evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, it was concluded as of December 31, 2012, that Winland’s disclosure controls and procedures were effective to ensure that information it is required to disclose in the reports that Winland files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, the principal executive and financial officers concluded as of December 31, 2012 that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that Winland files or submits under the Exchange Act is accumulated and communicated to its management, including Winland’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Winland’s management assessed the effectiveness of Winland’s internal control over financial reporting as of December 31, 2012. In making this assessment, Winland’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, Winland’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control.

During the interim reporting periods March 31, June 30 and September 30, 2012, the Company’s Chief Financial Officer prepared the financial statements with Winland’s Audit Committee Chair providing a secondary review due to the Company not having a Chief Executive Officer.  Upon the hiring of the Chief Executive Officer in December 2012, the Chief Executive Officer provided a secondary review of the financials for the three months ended December 31, 2012 as prepared by the Company’s Chief Financial Officer.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to Winland’s definitive proxy statement for its 2013 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to Winland’s definitive proxy statement for its 2013 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance – Compensation to Non-Employee Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 15, 2013 concerning the beneficial ownership of our Common Stock by (i) the persons known by us to own more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) the named executive officers and (iv) all current executive officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.  As of March 15, 2013, there were 3,701,630 shares of our Common Stock issued and outstanding.

Name (and Address of 5% Owner) or Identity of Group	Number of Shares Beneficially Owned(1)		Percent of Class (1)
Lorin E. Krueger	120,536	(2)	3.3%
Thomas J. Goodmanson	79,000	(3)	2.1%
Thomas J. Brady	74,000	(4)	2.0%
Richard T. Speckmann	72,100	(5)	1.9%
David A. Gagne	50,000	(6)	1.3%
Brian D. Lawrence	0		0%
Thomas Braziel	345,529	(7)	9.3%
Brian B. Hirschmann	333,120	(8)	9.0%
Karen Hirschmann	301,353	(9)	8.1%
Matt Houk	185,500	(10)	5.0%
All Executive Officers and Directors as a Group (6 Individuals)	395,636	(11)	7.1%

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

(2)	Includes 46,500 shares which may be purchased by Mr. Krueger upon exercise of currently exercisable options.

(3)	Includes 62,000 shares which may be purchased by Mr. Goodmanson upon exercise of currently exercisable options.

(4)	Includes 12,000 shares held by Mr. Brady’s spouse and 62,000 shares which may be purchased by Mr. Brady upon exercise of currently exercisable options.

(5)	Includes 63,000 shares which may be purchased by Mr. Speckmann upon exercise of currently exercisable options.

(6)	Includes 50,000 shares which may be purchased by Mr. Gagne upon exercise of currently exercisable options.

(7)
According to a Schedule 13D/A filed with the Securities and Exchange Commission on December 14, 2012 by BE Capital Partners LLC and Thomas Braziel, the shares are beneficially owned by Mr. Braziel who has sole power to vote or to dispose of such shares.  The address for BE Capital Partners LLC is 211 East 70th Street, Apt 10F, New York, NY, 10021.

(8)
According to a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2013 by Brian B. Hirschmann, the shares are beneficially owned by Mr. Hirschmann who has sole power to vote or to dispose of such shares.  The address for Brian B. Hirschmann is 725 S Figueroa St, 39th Floor, Los Angeles, CA, 90017.

(9)
According to a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2013 by Karen M. Hirschmann, the shares are beneficially owned by Ms. Hirschmann who has sole power to vote or to dispose of such shares.  The address for Karen M. Hirschmann is 515 S Figueroa St, Suite 1975, Los Angeles, CA, 90071.

(10)
According to a Schedule 13D filed with the Securities and Exchange Commission on February 11, 2013 by Matthew D. Houk, the shares are beneficially owned by Mr. Houk who has sole power to vote or to dispose of such shares.  The address for Matthew D. Houk is c/o Horizon Kinetics LLC, 470 Park Avenue South, 4th Floor, New York, New York 10016.

(11)	Includes 283,500 shares which may be purchased by the executive officer and directors upon exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning Winland’s equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equit compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	468,500	$0.93	222,120

Equity compensation plan not approved by security holders (2)	2,500	$4.01	0

TOTALS	471,000	$0.94	222,120

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

The information required by Item 13 is incorporated by reference to Winland’s definitive proxy statement for its 2013 Annual Meeting of Shareholders under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to Winland’s definitive proxy statement for its 2013 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included in this report:  See “Exhibit Index to Form 10-K” following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Winland has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Dated: March 22, 2013	/s/ David A. Gagne
David A. Gagne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of Winland, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints David A. Gagne and Brian D. Lawrence as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ David A. Gagne	March 22, 2013
David A. Gagne
Chief Executive Officer
(Principal Executive Officer)

/s/ Brian D. Lawrence	March 22, 2013
Brian D. Lawrence
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

/s/ Thomas J. Goodmanson	March 22, 2013
Thomas J. Goodmanson
Director

/s/ Thomas J. Brady	March 22, 2013
Thomas J. Brady
Director

/s/ Richard T. Speckmann	March 22, 2013
Richard T. Speckmann
Director

/s/ Lorin E. Krueger	March 22, 2013
Lorin E. Krueger
Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2012	Commission File No.: 1-15637

WINLAND ELECTRONICS, INC.

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33-31246)

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

10.3
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

Exhibit Number	Item
10.5
Mortgage, Security Agreement and Assignment of Rents dated September 30, 2004 in favor of U.S. Bank, N.A. (Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K dated September 30, 2004 and filed on October 6, 2004)

10.6	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)

10.7	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **

10.8	Amendment to Employment Agreement between the Company and Glenn A. Kermes dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2007)**

10.9	Employment Agreement dated May 6, 2008 between the Company and Thomas J. de Petra (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 8, 2008) **

10.10	Winland Electronics, Inc. 1997 Employee Stock Purchase Plan as amended May 6, 2006 (Incorporated by reference to Form S-8 dated September 5, 2008)**

10.11	Winland Electronics, Inc. 2008 Equity Incentive Plan as amended May 5, 2009 (Incorporated by reference to Form S-8 dated June 10, 2009)**

10.12
Accounts Receivable Agreement between the Company and PrinSource Capital Companies, LLC (PrinSource), dated August 18, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 18, 2010 and filed on August 24, 2010)

10.13
Asset Purchase Agreement between the Company and Nortech Systems, Incorporated (Nortech), dated November 15, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 15, 2010 and filed on November 18, 2010)

10.14	Separation Agreement between the Company and Thomas J. de Petra dated December 28, 2010 (Incorporated by reference to Exhibit 10.48 to Form 10-K for year ended December 31, 2010) **

10.15	Separation Agreement between the Company and Glenn A. Kermes dated December 28, 2010 (Incorporated by reference to Exhibit 10.49 to Form 10-K for year ended December 31, 2010) **

10.16	Commercial Building Lease between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.50 to Form 10-K for year ended December 31, 2010)

10.17	Sublease Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.51 to Form 10-K for year ended December 31, 2010)

10.18	Manufacturing Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.52 to Form 10-K for year ended December 31, 2010)

10.19
Factoring, Security and Service Agreement between the Company and TCI Business Capital, Inc. (TCI), dated January 3, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2011 and filed on January 10, 2011)

10.20	Retention Agreement between the Company and Brian D. Lawrence dated July 29, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2011 and filed on August 4, 2011)**

Exhibit Number	Item
10.21
Manufacturing Agreement between the Company and Nortech Systems, Incorporated dated December 27, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 27, 2011 and filed on December 30, 2011)

10.22	Sublease Agreement between the Company and Nortech Systems, Incorporated dated December 28, 2011 (Incorporated by reference to Exhibit 10.43 to Form 10-K for year ended December 31, 2011)

10.23	Employment Agreement dated November 30, 2012 between the Company and David A. Gagne (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 6, 2012) **

10.24	Employment Agreement dated January 28, 2013 between the Company and Brian D. Lawrence (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 1, 2013) **

10.25	Amendment to Employment Agreement dated November 30, 2012 between the Company and David A. Gagne (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 1, 2013) **

10.26*	Building Purchase Agreement between the Company and Nortech Systems, Incorporated dated November 27, 2012

10.27*	Commercial Lease Agreement between the Company and Nortech Systems, Incorporated dated December 31, 2012

23.1*	Consent of Baker Tilly Virchow Krause, LLP

24.1*	Power of Attorney for David A. Gagne, Brian D. Lawrence, Lorin E. Krueger, Richard T. Speckmann, Thomas J. Goodmanson, Thomas J. Brady (included on signature page of this Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.
**  Management agreement or compensatory plan or arrangement.