Form 10-Q
period 2013-03-31
WINLAND ELECTRONICS INC
filed 2013-05-08
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1950 Excel Drive, Mankato, Minnesota 56001
(Address of principal executive offices)

(507) 625-7231
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, $.01 par value	OTCQB Markets
Preferred Stock Purchase Rights	OTCQB Markets

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
Yes ☐           No ☑

There were 3,701,630 shares of Common Stock, $.01 par value, outstanding as of May 1, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,605	$390
Funds held in escrow from sale of manuafacturing facility, including land (Note 8)	-	2,641
Accounts receivable, less allowance for doubtful accounts of $7 as of both March 31, 2013 and December 31, 2012 (Note 2)	428	516
Inventories (Note 4)	808	884
Prepaid expenses and other assets	108	56
Total current assets	3,949	4,487

Property and Equipment, at cost
Property and equipment	293	321
Less accumulated depreciation and amortization	255	278
Net property and equipment	38	43
Total assets	$3,987	$4,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$437	$503
Accrued liabilities:
Compensation	55	60
Other	31	30
Total current liabilities	523	593

Stockholders’ Equity (Note 6)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,701,630 as of both March 31, 2013 and December 31, 2012	37	37
Additional paid-in capital	5,067	5,055
Accumulated deficit	(1,640)	(1,155)
Total stockholders’ equity	3,464	3,937
Total liabilities and stockholders’ equity	$3,987	$4,530

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net sales (Note 2)	$873	$807
Cost of sales	604	578
Gross profit	269	229

Operating expenses:
General and administrative	299	147
Sales and marketing	226	204
Research and development	234	60
Total operating expenses	759	411

Operating loss	(490)	(182)

Other income	5	2

Loss from continuing operations	(485)	(180)
Income from discontinued operations, net of tax	-	65

Net loss	$(485)	$(115)

Loss per common share data:
Basic and diluted	$(0.13)	$(0.03)
Loss from continuing operations per common share data:
Basic and diluted	$(0.13)	$(0.05)
Income from discontinued operations per common share data:
Basic and diluted	$-	$0.02
Weighted-average number of common shares outstanding:
Basic and diluted	3,701,630	3,701,630

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(485)	$(115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	9
Non-cash stock based compensation	12	-
Changes in assets and liabilities:
Accounts receivables	88	35
Inventories	76	69
Deferred rent receivable	-	10
Prepaid expenses	(52)	(46)
Accounts payable	(66)	(114)
Accrued expenses, including deferred revenue	(4)	(65)
Net cash used in operating activities	(426)	(217)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(5)
Receipt of funds held in escrow	2,641	-
Net cash provided by (used) in investing activities	2,641	(5)

Net increase (decrease) in cash and cash equivalents	2,215	(222)

Cash and cash equivalents
Beginning	390	1,031
Ending	$2,605	$809

See Notes to Condensed Financial Statements

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

This financial information should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

Discontinued Operations:  On November 27, 2012, Winland executed a Purchase Agreement (“Agreement”) with Nortech Systems, Inc. (“Nortech”) to sell the Company’s building and land.  Winland and Nortech executed the closing documents on December 31, 2012 with the funds placed in to escrow with North American Title Company.  Winland received the funds on January 8, 2013.  The assets were not classified as non-current discontinued assets prior to the sale of the assets on December 31, 2012, as the Company received significant cash flows from the asset group until the sale date.  As a result of the sale of the land and building on December 31, 2012, the Company determined it would not have any significant continuing involvement in the operations of the asset group after the disposal date and, therefore, reclassified the operations presented as discontinued operations.

Note 2.	Major Customers

The Company has two customers that accounted for 10 percent (10%) or more of net sales for the three months ended March 31, 2013 and 2012 as follows:

	For the Three Months Ended March 31,
Sales percentage:	2013	2012
Customer A	48%	48%
Customer B	13%	12%

The Company had net receivables (as a percentage of total receivables) from the above customers as follows:

	March 31,
Accounts receivable percentage:	2013	2012
Customer A	50%	54%
Customer B	25%	18%

Note 3.	Loss per Common Share

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

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 3.	Loss per Common Share (Continued)

For the three months ended March 31, 2013 and 2012, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 521,000 and 190,000 weighted average shares for the three months ended March 31, 2013 and 2012, respectively, as inclusion of these shares would have been anti-dilutive.

Note 4.	Inventories

The components of inventories were as follows net of reserves:

	March 31, 2013	December 31, 2012
Raw materials	$114	$114
Finished goods	694	770
Total, net	$808	$884

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $24 at both March 31, 2013 and December 31, 2012.

Note 5.	Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.  These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $15 at both March 31, 2013 and December 31, 2012, respectively.

Note 6.	Stock-Based Awards

For the three months ended March 31, 2013, the Company granted an option to purchase 50,000 shares of common stock to Brian Lawrence, the Company’s Chief Financial Officer and Senior Vice President pursuant to the 2008 Equity Incentive Plan,  which had a weighted average grant date fair value of $0.38 determined using an expected dividend yield of 0.0 percent, an expected stock volatility of 79.9%, a risk-free interest rate of 0.5% and expected option life of 4.0 years.  For the three months ended March 31, 2012, the Company did not grant any options.  The Company recognized $12 of compensation expense related to stock options for the three months ended March 31, 2013 compared to no compensation expense recognized for the three months ended March 31, 2012.

On January 28, 2013, the Company issued an option to purchase 185,000 shares of common stock to David A. Gagne, the Company’s Chief Executive Officer pursuant to the 2013 Equity Incentive Plan, which such 2013 Equity Incentive Plan is subject to approval by the Company’s shareholders at its May 7, 2013 Annual Meeting.  No compensation cost was recognized for the three months ended March 31, 2013 as this option is subject to shareholder approval at the Company’s Annual Meeting.  These options had an estimated fair value of $0.37 per share as of March 31, 2013.

At March 31, 2013, there was $91 of unrecognized compensation cost related to share-based payments.

The following table summarizes information about stock options outstanding at March 31, 2013:

Winland Electronics Inc.

Notes to Condensed Financial Statements (Amounts in Thousands Except Share and Per Share Data)

Note 6.	Stock-Based Awards (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.448 - $1.344	469,000	8.6	$0.71	234,000	$0.63
$1.344 - $1.792	22,000	5.1	1.74	22,000	1.74
$1.792 - $2.240	5,500	4.8	2.23	5,500	2.23
$2.240 - $3.584	11,000	4.1	3.27	11,000	3.27
$3.584 - $4.480	11,000	2.6	4.30	11,000	4.30
	518,500	8.2	$0.90	283,500	$0.99

Note 7.	Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of March 31, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively as the Company provided a full valuation allowance on deferred tax assets.  The Company had no income tax expense on its $485 pre-tax loss from continuing operations for the three months ended March 31, 2013.  The Company had no income tax expense on its $180 pre-tax loss from continuing operations for the three months ended March 31, 2012.

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

The years 2010 through 2012 remain open for examination by the IRS and other state agencies.

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of March 31, 2013 and 2012, the Company recognized no interest or penalties related to uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months.

Note 8.	Discontinued Operations

On November 27, 2012, Winland executed a Purchase Agreement (“Agreement”) with Nortech Systems, Inc. (“Nortech”) to sell the Company’s building and land.  Winland and Nortech executed the closing documents on December 31, 2012 with the funds placed in to escrow with North American Title Company.  Winland received the funds on January 8, 2013.

The assets were not classified as non-current discontinued assets prior to the sale of the assets on December 31, 2012, as the Company received significant cash flows from the asset group until the sale date.  As a result of the sale of the land and building on December 31, 2012, the Company determined it would not have any significant continuing involvement in the operations of the asset group after the disposal date and, therefore, reclassified the operations presented as discontinued operations.

For the three months ended March 31, 2012, the Company reclassified rental revenue of $65 as discontinued operations.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 vs.
Three months ended March 31, 2012

The Company reported a net loss of $485,000 or $0.13 per basic and diluted share for the three months ended March 31, 2013 compared to a net loss of $115,000 or $0.03 per basic and diluted share for the same period in 2012.

Net Sales

Net sales for the three months ended March 31, 2013 were $873,000, up $66,000 from the same period in 2012.  The increase was primarily related to increased sales to the Company’s two largest customers.

Operating Loss

The Company reported an operating loss of $490,000 for the three months ended March 31, 2013 compared to an operating loss of $182,000 for the same period in 2012.  Gross margins increased from 28.4% to 30.8% for the three months ended March 31, 2013 compared to the same period in 2012.  This increase was based on a sales price increase effective January 1, 2013 on the Company’s products and mix in product sales.

General and Administrative expenses were $299,000 for the three months ended March 31, 2013, an increase of $152,000 compared to the same time period a year ago.  The increase was due to increased salaries expense of $71,000 related to the Company’s chief executive officer, increased professional fees of $44,000 related to the Company’s new strategic plan, stock-based compensation expense of $12,000 related to stock options issued to the Company’s chief executive office and chief financial officer, increased travel expenses of $8,000 and increased rent expenses of $5,000 related to the Company’s office located in Minnetonka, MN.

Sales and marketing expenses were $226,000 for the three months ended March 31, 2013, an increase of $22,000 compared to the same time period a year ago.  The increase was due to $72,000 for the development of brand and marketing strategies partially offset by reduced salaries expenses of $32,000 and reduced travel expenses of $12,000.

The Company funded research and development activities incurring expenses of $234,000 for the three months ended March 31, 2013 compared to $60,000 for the same time period a year ago.  These expenses were primarily for continued product development expenses of $209,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $20,000.

In January 2013, the Company announced its strategic growth plan to become a leading provider of real-time, cloud-based environmental monitoring solutions by implementing a Software as a Service (SaaS) business model.  This plan calls for investments of approximately $1,000,000 in additional sales, marketing and channel management resources and development of the Company’s SaaS platform for the balance of 2013.

Income Tax

As discussed in Note 7 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 0% for both the three month periods ended March 31, 2013 and March 31, 2012 as the Company provided a full valuation allowance on deferred tax assets.

The Company had no income tax expense on its $485,000 pre-tax loss from continuing operations for the three months ended March 31, 2013.  The Company had no income tax expense on its $180,000 pre-tax loss from continuing operations for the three months ended March 31, 2012.

Discontinued Operations

On November 27, 2012, Winland executed a Purchase Agreement (“Agreement”) with Nortech Systems, Inc. (“Nortech”) to sell the Company’s building and land.  Winland and Nortech executed the closing documents on December 31, 2012 with the funds placed in to escrow with North American Title Company.  Winland received the funds on January 8, 2013.

The assets were not classified as non-current discontinued assets prior to the sale of the assets on December 31, 2012, as the Company received significant cash flows from the asset group until the sale date.  As a result of the sale of the land and building on December 31, 2012, the Company determined it would not have any significant continuing involvement in the operations of the asset group after the disposal date and, therefore, reclassified the operations presented as discontinued operations.

The effect of this reclassification was to record rental revenue of $65,000 as discontinued operations for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $426,000 for the three months ended March 31, 2013 the result of the net loss of $485,000, prepayment of annual business insurance and deposits for industry trade shows of $52,000 and payment of accounts payable balances of $66,000 related to inventory purchases partially offset by collection of $88,000 of customer accounts receivable balances in excess of sales and sale of $76,000 of finished goods inventory in excess of purchases due to timing of inventory purchases as the Company looks to improve its inventory turns.  Operating activities used cash of $217,000 for the three months ended March 31, 2012 the result of the net loss of $115,000, payment of accounts payable balances of $114,000 related to inventory purchases and cash paid for accrued expenses of $65,000 primarily for severance payments of $43,000 and retention bonus of $10,000 partially offset by reduced inventory purchases of $69,000 and collection of $35,000 of accounts receivable balances in excess of sales.

Investing activities provided cash of $2,641,000 for the three months ended March 31, 2013 as a result from collecting funds held in escrow from the sale of the Company’s building.  Investing activities used cash of $5,000 to acquire capital equipment for the three months ended March 31, 2012.

The current ratio was 7.6 to 1 at both March 31, 2013 and December 31, 2012.  Working capital equaled $3,400,000 on March 31, 2013, compared to $3,900,000 on December 31, 2012.

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

Please refer to forward-looking statements as previously disclosed in Winland’s annual report on Form 10-K for fiscal year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the end of the period covered by this report, management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control.

During the interim reporting periods March 31, June 30 and September 30, 2012, the Company’s Chief Financial Officer prepared the financial statements with Winland’s Audit Committee Chair providing a secondary review due to the Company not having a Chief Executive Officer.  Upon the hiring of the Chief Executive Officer in December 2012, the Chief Executive Officer provided a secondary review of the financials for the three months ended December 31, 2012 and March 31, 2013 as prepared by the Company’s Chief Financial Officer.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our common stock was delisted from the NYSE Amex Exchange and investors may have difficulty trading and obtaining quotations for our common stock, which could impair their investments and our business.

On March 6, 2013 we were informed by the NYSE Amex Exchange that our common stock would be delisted from trading on the NYSE Amex Exchange. Our common stock was immediately eligible for quotation on the OTC Bulletin Board and began trading on the OTC Bulletin Board as of the open of business on March 21, 2013. The OTC Bulletin Board symbol of our common stock is WELX. Because our common stock was delisted from the NYSE Amex Exchange, the liquidity of our common stock may be impaired and access to the capital markets, if necessary, may not be possible. An investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock. The lack of an established trading market limits the liquidity of our common stock, and could depress the market price of our common stock and limit our ability to raise additional capital.

Effective April 15, 2013, our previous ticker symbol WEX was granted by the NYSE Amex Exchange to a company by the name of WEX, Inc. Do not confuse our prior ticker symbol of WEX with our current and correct ticker symbol on the OTC Bulletin Board of WELX.

For additional risk factors, please refer to those previously disclosed in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2012.

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

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: May 8, 2013	/s/ David A. Gagne
David A. Gagne
Chief Executive Officer
(Principal Executive Officer )

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended March 31, 2013	Commission File No. 1-15637

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith