Form 10-Q
period 2013-09-30
WINLAND ELECTRONICS INC
filed 2013-11-08
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________._________________

Commission File No.:  1-15637

WINLAND ELECTRONICS, INC.
(Name of registrant in its charter)

Minnesota	41-0992135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐            No ☑

There were 3,789,522 shares of Common Stock, $.01 par value, outstanding as of November 4, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WINLAND ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,333	$390
Funds held in escrow from sale of manuafacturing facility, including land (Note 8)	-	2,641
Accounts receivable, less allowance for doubtful accounts of $7 as of September 30, 2013 and December 31, 2012 (Note 2)	474	516
Inventories (Note 4)	653	884
Prepaid expenses and other assets	207	56
Total current assets	2,667	4,487

Property and Equipment, at cost
Property and equipment	372	321
Less accumulated depreciation and amortization	269	278
Net property and equipment	103	43
Total assets	$2,770	$4,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$455	$503
Accrued liabilities:
Compensation	133	60
Other	34	30
Total current liabilities	622	593

Stockholders’ Equity (Note 6)
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding 3,789,522 as of September 30, 2013 and 3,701,630 as of December 31, 2012	38	37
Additional paid-in capital	5,174	5,055
Accumulated deficit	(3,064)	(1,155)
Total stockholders’ equity	2,148	3,937
Total liabilities and stockholders’ equity	$2,770	$4,530

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales (Note 2)	$977	$1,141	$2,719	$2,767
Cost of sales	694	811	1,885	1,969
Gross profit	283	330	834	798

Operating expenses:
General and administrative	377	277	1,106	561
Sales and marketing	361	184	871	537
Research and development	214	60	771	194
Total operating expenses	952	521	2,748	1,292

Operating loss	(669)	(191)	(1,914)	(494)

Other income	-	12	5	16

Loss from continuing operations	(669)	(179)	(1,909)	(478)
Income from discontinued operations, net of tax	-	65	-	196

Net loss	$(669)	$(114)	$(1,909)	$(282)

Loss per common share data:
Basic and diluted	$(0.18)	$(0.03)	$(0.51)	$(0.08)
Loss from continuing operations per common share data:
Basic and diluted	$(0.18)	$(0.05)	$(0.51)	$(0.13)
Income from discontinued operations per common share data:
Basic and diluted	$-	$0.02	$-	$0.05
Weighted-average number of common shares outstanding:
Basic and diluted	3,789,522	3,701,630	3,741,442	3,701,630

See Notes to Condensed Financial Statements

WINLAND ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,909)	$(282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	26
Non-cash stock based compensation	120	36
Increase in allowance for obsolete inventory	6	-
Changes in assets and liabilities:
Accounts receivable	42	(229)
Inventories	225	(65)
Deferred rent receivable	-	32
Prepaid expenses	(151)	(47)
Accounts payable	(48)	(72)
Accrued liabilities	77	(71)
Net cash used in operating activities	(1,619)	(672)

Cash Flows From Investing Activities
Purchases of property and equipment	(79)	(5)
Receipt of funds held in escrow	2,641	-
Net cash provided by (used in) investing activities	2,562	(5)

Net increase (decrease) in cash and cash equivalents	943	(677)

Cash and cash equivalents
Beginning	390	1,031
Ending	$1,333	$354

See Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Winland Electronics, Inc. (the “Company” or “Winland”) in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 2.  Major Customers

The Company has two customers that accounted for ten percent (10%) or more of net sales for the three and nine months ended September 30, 2013 and 2012 as follows:

	For the Three Months Ended September 30,
Sales percentage:	2013	2012
Customer A	50%	61%
Customer B	12%	*

	For the Nine Months Ended September 30,
Sales percentage:	2013	2012
Customer A	49%	52%
Customer B	13%	*

* Sales to this customer were less than ten percent (10%) of total sales for the period reported.

Note 2.  Major Customers (Continued)

The Company had net receivables (as a percentage of total receivables) from the above customers as follows:

	September 30,
Accounts receivable percentage:	2013	2012
Customer A	54%	70%
Customer B	15%	*

* Net receivables (as a percentage of total receivables) were less than ten percent (10%) for this customer.

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

For the three and nine months ended September 30, 2013 and 2012, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 693,000 and 286,000 weighted average shares for the three and nine months ended September 30, 2013 and 2012, respectively, as inclusion of these shares would have been anti-dilutive.

Note 4.  Inventories

The components of inventories were as follows net of reserves:

	September 30, 2013	December 31, 2012
Raw materials	$95	$114
Finished goods	558	770
Total, net	$653	$884

Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand.  Management’s estimated valuation reserve for slow moving and obsolete finished goods inventories was $30 at September 30, 2013 and $24 at December 31, 2012.

Note 5. Allowance for Rework and Warranty Costs

Winland provides a limited warranty for its products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  The reserve reflecting historical experience and potential warranty issues is determined based on specific experience factors including rate of return by item, average weeks outstanding from sale to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.  These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $15 at both September 30, 2013 and December 31, 2012, respectively.

Note 6. Stock-Based Awards

On August 22, 2013, the Company’s Board of Directors approved the issuance of 36,362 shares of common stock at a value of $0.66 per share to directors Matthew Houk and Thomas Braziel per the director fee schedule for services from the shareholder meeting held in May 2013 to the next shareholder meeting.  For the three months ended September 30, 2013, the Company recognized approximately $5 of compensation expense associated with these shares.  The remaining compensation expense of $19 is shown as part of the balance of prepaid expenses and other assets as of September 30, 2013 and will be recognized over the next three quarters.

Note 6. Stock-Based Awards (Continued)

On July 1, 2013, the Company granted an option to purchase 30,000 shares of common stock to an employee pursuant to the 2013 Equity Incentive Plan, which had a weighted average grant date fair value of $0.40 determined by using an expected dividend yield of 0.0 percent, an expected stock volatility of 79.2%, a risk-free interest rate of 0.7% and expected option life of 4.0 years.  For the three months ended September 30, 2012, the Company did not grant any options.  The Company recognized $51 and $120 of compensation expense related to stock options for the three and nine months ended September 30, 2013, respectively, compared to $36 of compensation expense recognized for the three and nine months ended September 30, 2012.

At September 30, 2013, there was $140 of unrecognized compensation cost related to share-based payments.

The following table summarizes information about stock options outstanding at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$0.448 - $0.896	663,000	8.6	$0.70	193,000	6.7	$0.63
$0.896 - $1.792	16,500	4.6	1.74	16,500	4.6	1.74
$1.792 - $2.240	5,500	4.3	2.23	5,500	4.3	2.23
$2.240 - $3.584	5,500	3.7	3.25	5,500	3.7	3.25
	690,500	8.4	$0.76	220,500	6.4	$0.81

Note 7.  Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

As of September 30, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively as the Company provided a full valuation allowance on deferred tax assets.  The Company had no income tax expense on its $1,909 pre-tax loss from continuing operations for the nine months ended September 30, 2013.  The Company had no income tax expense on its $478 pre-tax loss from continuing operations for the nine months ended September 30, 2012.

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

The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of September 30, 2013 and 2012, the Company recognized no interest or penalties related to uncertain tax positions.

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

For the three and nine months ended September 30, 2012, the Company reclassified rental revenue of $65 and $196, respectively as discontinued operations.

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

Our solutions include:

•	The EnviroAlert (EA) product line represents approximately 48% of our revenue. The EA product line offers industrial, commercial and residential users the flexibility to simultaneously monitor temperature, humidity, water, gases, pressure and dry contacts in one or more critical environments. This product line includes our recently introduced EA800-ip solution, an industry-leading monitoring system that via software provides two-way access for users to remotely monitor, collect and view real-time data from up to eight sensors. Users can also modify their sensor settings via a wireless connection that eliminates the need for on-site adjustments or service calls.
•	The WaterBug Alert, which is designed for dependable water detection.
•	The TempAlert solution delivers reliable and economical temperature detection for residential or commercial security systems.
•	The HumidAlert solution monitors humidity and is ideal for any areas where too much moisture, or not enough, can damage commercial and residential property.
•	The Vehicle-Alert allows users to know when a vehicle enters a driveway or comes to a business drive up window. The Vehicle-Alert product line was discontinued during the third quarter of 2013.

Key markets that we sell our solution into include the distribution and retail segments of the food, healthcare and drug industries.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2013 vs.
Three and nine months ended September 30, 2012

The Company reported a net loss of $669,000 or $0.18 per basic and diluted share for the three months ended September 30, 2013 compared to a net loss of $114,000 or $0.03 per basic and diluted share for the same period in 2012.  For the nine months September 30, 2013, the Company reported a net loss of $1,909,000 or $0.51 per basic and diluted share compared to a net loss of $282,000 or $0.08 per basic and diluted share for the same period in 2012.

Net Sales

Net sales for the three months ended September 30, 2013 were $977,000, down $164,000 from the same period in 2012.  Net sales for the nine months ended September 30, 2013 were $2,719,000, down $48,000 from the same period in 2012.  These decreases were primarily related to a non-recurring project sale to the Company’s largest customer in the three months ended September 30, 2012.

Operating Loss

In January 2013, the Company announced its strategic growth plan to become a leading provider of real-time, cloud-based environmental monitoring solutions by implementing a Software as a Service (SaaS) business model.  For the nine months ended September 30, 2013, the Company expensed approximately $900,000 for sales, marketing and channel management resources and development of the Company’s SaaS platform.  This plan calls for investments of approximately $300,000 in additional sales, marketing and channel management resources and development of the Company’s SaaS platform for the balance of 2013.  The approximately $900,000 of expenses to date as noted above are contained in the following discussion of the Company’s operating loss for the periods ended September 30, 2013.

The Company reported an operating loss of $669,000 for the three months ended September 30, 2013 compared to an operating loss of $191,000 for the same period in 2012.  Gross margins were 29.0% for the three months ended September 20, 2013 which were consistent with the 28.9% gross margins for the three months ended September 30, 2012.  The Company reported an operating loss of $1,914,000 for the nine months ended September 30, 2013 compared to an operating loss of $494,000 for the same period in 2012.  Gross margins increased from 28.8% to 30.7% for the nine months ended September 30, 2013 compared to the same period in 2012.

General and Administrative expenses were $377,000 for the three months ended September 30, 2013, an increase of $100,000 compared to the same time period a year ago.  The increase was due to increased salaries and benefits expenses of $90,000 related to new employees, increased professional fees of $47,000 related to the Company’s new strategic plan, stock-based compensation expense of $24,000 related to stock options issued to the Company’s chief executive officer and chief financial officer and board of directors, increased travel expenses of $10,000 and increased rent expenses of $13,000 related to the Company’s office located in Minnetonka, MN partially offset by non-recurring strategic business project expense of $103,000.  General and Administrative expenses were $1,106,000 for the nine months ended September 30, 2013, an increase of $545,000 compared to the same time period a year ago.  The increase was due to increased salaries and benefits expenses of $293,000 related to new employees, increased professional fees of $146,000 related to the Company’s new strategic plan, stock-based compensation expense of $57,000 related to stock options issued to the Company’s chief executive officer and chief financial officer and board of directors, increased travel expenses of $38,000 and increased rent expenses of $29,000 related to the Company’s office located in Minnetonka, MN.

Sales and marketing expenses were $361,000 for the three months ended September 30, 2013, an increase of $177,000 compared to the same time period a year ago.  The increase was primarily due to $129,000 for the development of brand and marketing strategies and increased salaries and benefits expenses of $36,000 related to new employees.  Sales and marketing expenses were $871,000 for the nine months ended September 30, 2013, an increase of $334,000 compared to the same time period a year ago.  The increase was primarily due to $286,000 for the development of brand and marketing strategies and increased trade show expenses of $35,000.

The Company funded research and development activities incurring expenses of $214,000 for the three months ended September 30, 2013 compared to $60,000 for the same time period a year ago.  These expenses were primarily for continued product development expenses of $115,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $91,000.  The Company funded research and development activities incurring expenses of $771,000 for the nine months ended September 30, 2013 compared to $194,000 for the same time period a year ago.  These expenses were primarily for continued product development expenses of $607,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $138,000.

Income Tax

As discussed in Note 7 to the Condensed Financial Statements, income tax benefits were calculated using an estimated annual blended federal and state income tax rate of 0% for both the nine month periods ended September 30, 2013 and 2012 as the Company provided a full valuation allowance on deferred tax assets.

The Company had no income tax expense on its $1,909,000 pre-tax loss from continuing operations for the nine months ended September 30, 2013.  The Company had no income tax expense on its $478,000 pre-tax loss from continuing operations for the nine months ended September 30, 2012.

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

The effect of this reclassification was to record rental revenue of $65,000 and $196,000, respectively as discontinued operations for the three and nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $1,619,000 for the nine months ended September 30, 2013 the result of the net loss of $1,909,000, increases in prepayments for unamortized director fees of $90,000, annual software agreements of $23,000 and annual business insurance of $11,000, and a decrease in accounts payable due to the timing of purchases and payments of inventories which resulted in a decrease in accounts payable of $48,000. The uses of cash were partially offset by a decrease in accounts receivable of $42,000 due to the timing of invoicing and collecting on sales made. Inventory also decreased by $225,000 as the Company has been focusing on reducing inventory on hand, and sold inventory in excess of purchases during the first nine months of the year.  Operating activities used cash of $672,000 for the nine months ended September 30, 2012 the result of the net loss of $282,000, sales in excess of collection of accounts receivable balances of $229,000, payment of accounts payable balances of $72,000 related to inventory purchases and increased finished goods balance of $65,000.

Investing activities provided cash of $2,562,000 for the nine months ended September 30, 2013 as a result of collecting $2,641,000 held in escrow from the sale of the Company’s building.  Investing activities used cash of $79,000 to acquire capital equipment for the nine months ended September 30, 2013.  Investing activities used cash of $5,000 to acquire capital equipment for the nine months ended September 30, 2012.

The current ratio was 4.3 to 1 at September 30, 2013 and 7.6 to 1 at December 31, 2012.  Working capital equaled $2,045,000 on September 30, 2013, compared to $3,894,000 on December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the end of the period covered by this report, management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control.

During the interim reporting periods March 31, June 30 and September 30, 2012, the Company’s Chief Financial Officer prepared the financial statements with Winland’s Audit Committee Chair providing a secondary review due to the Company not having a Chief Executive Officer.  Upon the hiring of the Chief Executive Officer in December 2012, the Chief Executive Officer provided a secondary review of the financials for the three months ended December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013 as prepared by the Company’s Chief Financial Officer.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WINLAND ELECTRONICS, INC.
(“Company”)

Dated: November 8, 2013	/s/ David A. Gagne
David A. Gagne
Chief Executive Officer
(Principal Executive Officer )

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the fiscal quarter ended September 30, 2013	Commission File No. 1-15637

WINLAND ELECTRONICS, INC.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith