Form 10-K
period 2013-12-31
WINLAND ELECTRONICS INC
filed 2014-02-27
CIK 749935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of Each Class
Common Stock, $.01 par value
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes☐  No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☑

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2013 was $2,286,807 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,789,522 shares of Common Stock, $.01 par value, outstanding as of February 17, 2014.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Winland Electronics, Inc. (“Winland”, “Company”, “we” or “our”) was incorporated as a Minnesota corporation in October 1972.  Through distribution to dealers and integrators, Winland provides a line of proprietary critical condition monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2013 and 2012.  We sold our land and building (asset group) on December 31, 2012 and classified the related operations as discontinued operations for 2012.  All references contained herein relate to our continuing operations of our proprietary business unless identified as discontinued operations.

Sales and Distribution

Winland markets and sells its line of proprietary critical condition monitoring products primarily through an established network of distributors, dealers, security installers and integrators.  Winland has engaged independent manufacturers’ sales representative organizations who are responsible for territory-based commissioned sales. This distribution network is primarily located in the United States.

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

Significant Customers

Approximately 50% and 52% of the Company’s Proprietary Products sales in 2013 and 2012, respectively were to one of the world’s largest distributors of security products.  Winland derived approximately 13% and 12% of its revenues from sales outside the United States for the years ended December 31, 2013 and 2012, respectively.

Patents, Trademarks and Licenses

Winland holds federal trademark registrations for marks used in its business as follows:  WATERBUG, TEMP ALERT and ENVIROALERT.

Personnel

At December 31, 2013, Winland had 4 full time employees.  During 2013 and 2012, Winland also used temporary labor services.  Winland is not subject to a collective bargaining agreement and considers its relations with its employees to be good.

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

Our Proprietary Products sales are dependent on a small number of security products distributors with the top five distributors together representing over 71% of our total sales in 2013 and over 65% of our total sales in 2012.  We do not obtain firm, long-term purchase commitments from our customers.  Customers may also cancel their orders, change quantities, or delay delivery for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers may harm our results of operations by reducing the volumes of products sold.

We outsource the manufacturing of our line of Proprietary Products.

We contract with an outside contract manufacturing firm to manufacture our proprietary products.  We issue purchase orders with definitive quantities, delivery dates and price.  We cannot guarantee the ability of the manufacturer to timely deliver against the purchase orders which may cause us to experience delays in meeting our customer’s delivery requirements.  If experienced, these delays may impact sales volumes and increase costs.

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

We rely on key personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of Brian Lawrence, our Chief Financial Officer. Our future success also depends on our ability to attract, retain and motivate skilled technical, managerial, sales, marketing and support personnel, including members of our management team. Competition for sales, marketing and technical personnel is particularly intense in the technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers.  Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.  Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices.  Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.  If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

We might require additional capital to support our strategic business plan, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our strategic business plan and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and update our product.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.  In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

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

Our significant shareholders, two of which are directors, have substantial control over us and could limit shareholders’ ability to influence the outcome of key transactions, including changes of control.

As of February 17, 2014, five of our shareholders, including two who are directors, beneficially own 43.2% of our outstanding common stock.  Together they may be able to effectively control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions.  These shareholders may have interests that differ from other shareholders, and they may vote in a way with which other shareholders disagree and that may be adverse to the interests of other shareholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a control premium for their common stock as part of a sale of our company, and may affect the liquidity and market price of our common stock.

Our business could be adversely affected if our clients are not satisfied with our implementation and integration of our solutions or our professional services.

The success of our strategic business plan will depend on our ability to satisfy our clients and meet their business needs.  If a client is unsatisfied, we could lose the client, we could incur additional costs to remedy the situation, or the profitability of our relationship with that client may be impaired.  Negative publicity resulting from issues related to our client relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new clients and maintain and expand our relationships with existing clients.

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

Because our common stock is listed on the OTC Bulletin Board, the liquidity of our common stock may be impaired and access to the capital markets, if necessary, may not be possible.  An investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock.  The lack of an established trading market severely limits the liquidity of our common stock, and could depress the market price of our common stock and limit our ability to raise additional capital.

We intend to terminate our reporting obligations under the Securities Exchange Act and our stock price may decline.

Because of our size and the number of holders of our common stock, we can suspend our reporting obligations under the Securities Exchange Act at any time by filing a Form 15 with the SEC.  We intend to do so in the near future.  Once we terminate our reporting obligations, we will no longer be required to file periodic reports, including financial information, proxy solicitation materials, or other information with the SEC.  This will cause our common stock to be ineligible for quotation on the OTCBB, which will likely negatively impact the liquidity, trading volume and trading prices of our common stock.  We do intend to have our common stock qualified for quotation on the “pink sheets”.  In addition, our ability to raise additional capital if needed could be negatively impacted due to a lack of publicly available information about us.

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

Winland’s Common Stock is listed on the OTCQB Market under the symbol WELX.  Prior to March 21, 2013, Winland's common stock was listed on the NYSE Amex under the symbol WEX.  The following table sets forth the high and the low market closes, as reported by OTCQB Market and NYSE Amex during 2013 and 2012.

Fiscal Year Ended December 31, 2013	Low	High
First Quarter	$0.60	$0.88
Second Quarter	$0.63	$0.89
Third Quarter	$0.55	$0.82
Fourth Quarter	$0.30	$0.75

Fiscal Year Ended December 31, 2012	Low	High
First Quarter	$0.44	$0.83
Second Quarter	$0.47	$0.80
Third Quarter	$0.40	$0.67
Fourth Quarter	$0.43	$0.85

On February 17, 2014, the fair market value of Winland’s Common Stock was $0.55 based on the closing sale price quoted by OTCQB Market on that date.  As of December 31, 2013, Winland had 367 registered shareholders of record.

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

Our solutions include:

•	The EnviroAlert (EA) product line accounts for approximately 50% of our revenue. The EA product line offers industrial, commercial and residential users the flexibility to simultaneously monitor temperature, humidity, water, gases, pressure and dry contacts in one or more critical environments. This product line includes our recently introduced EA800-ip solution, an industry-leading monitoring system that via software provides two-way access for users to remotely monitor, collect and view real-time data from up to eight sensors. Users can also modify their sensor settings via a wireless connection that eliminates the need for on-site adjustments or service calls.
•	The WaterBug Alert, which is designed for dependable water detection, accounts for approximately 30% of our revenue.
•	The TempAlert solution, which accounts for approximately 15% of our revenue, delivers reliable and economical temperature detection for residential or commercial security systems.
•	Our HumidAlert solution monitors humidity and is ideal for any areas where too much moisture, or not enough, can damage commercial and residential property.

Key markets that we sell our solution into include the distribution and retail segments of the food, healthcare and drug industries.

RESULTS OF OPERATIONS – 2013 vs. 2012

The Company reported a net loss of $2,615,000 or $0.70 loss per basic and diluted share for the year ended December 31, 2013 compared to net income of $21,000 or $0.01 per basic and diluted share for the same period in 2012.

Net Sales

Net sales for the year ended December 31, 2013 were $3,640,000 down $73,000 or 2% compared to the same period in 2012, the result of a one-time project recognized in 2012.

Operating Loss

In January 2013, the Company announced its strategic growth plan to become a provider of real-time, cloud-based environmental monitoring solutions by implementing a Software as a Service (SaaS) business model.  For the year ended December 31, 2013, the Company expensed $1,004,000 for sales, marketing and channel management resources and development of the Company’s SaaS platform.  These costs are contained in the following discussion of the Company’s operating loss for the year ended December 31, 2013.

On November 15, 2013, the Company restructured its sales, marketing and channel management resources in response to the slower than anticipated adoption of the SaaS model.  This restructuring led to the termination of various employees incurring approximately $313,000 of severance payments to those who had employment agreements with the Company.  In addition, lease and rental obligations for office space were terminated to which the Company incurred $78,000 for the period ended December 31, 2013.  These costs are contained in the following discussion of the Company’s operating loss for the year ended December 31, 2013.

The Company reported an operating loss of $2,618,000 and $644,000 for the years ended December 31, 2013 and 2012, respectively.  The Company’s gross margin percentage of 24.7% in 2013 was down from 29.4% reported in 2012.  The significant decrease in gross margins was due to $215,000 for increased obsolescence reserve on inventory related to the SaaS model.

For the year ended December 31, 2013, general and administrative expenses were $1,540,000 up from $762,000 from the same period in 2012.  The significant increase was driven by increased salaries expense of $421,000 primarily for the Company’s chief executive officer salary of $213,000 and $200,000 for severance paid due to the restructuring.  Professional fees of $362,000 were up $140,000 for investor relations, audit, legal and tax preparation expenses.  The Company incurred expenses of $148,000 for leased offices in the Minneapolis, MN metropolitan area for the Company’s sales, marketing and executive offices including $78,000 for cancellation fees mentioned above.  Compensation paid to the Company’s Board of Directors of $98,000 was up $52,000 due to the compensation structure adopted by the board in May 2013 and an additional director being added to the board.  Additionally, increased payroll taxes and benefits of $44,000 and increased travel expenses of $38,000 were primarily the result of the addition of the Company’s chief executive officer during 2013.  The increase in general and administrative expenses in fiscal 2013, as compared with fiscal 2012, was partially offset by $117,000 for the strategic business project expense incurred in 2012.

For the year ended December 31, 2013, sales and marketing expenses were $1,075,000, an increase of $387,000 from the same period in 2012.  The increase was primarily for $285,000 for development of brand and marketing strategies, increased trade show expenses of $38,000, increased salary and benefits expenses of $35,000 and increased manufacturer representatives’ commissions of $30,000.

During 2013, the Company funded research and development activities incurring expenses of $902,000 compared to $285,000 for the same time period a year ago.  These expenses were primarily for continued product development expenses of $601,000 related to the Company’s EnviroAlert EA800-ip and salary and benefit expenses of $276,000.

Income Tax

Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $2,743,000 and $1,853,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase (decrease) of $890,000 and $(36,000), respectively.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  The Company calculated its estimated annualized effective tax expense (benefit) rate at 0% for both December 31, 2013 and 2012.  The Company had no income tax expense based on its $2,608,000 pre-tax loss from continuing operations for the year ended 2013.  The Company had no income tax expense based on its $634,000 pre-tax loss from continuing operations for the year ended 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $2,209,000 for the year ended December 31, 2013 the result of the net loss of $2,615,000, which was partially offset by non-cash expenses of $215,000 for increased obsolescence reserve, stock-based compensation of $69,000 for stock issued to the Company’s Board of Directors and vesting of stock options and $28,000 of depreciation expense.  The Company decreased its inventory position by $247,000 as the Company has been focusing on reducing inventory on hand, and sold inventory in excess of purchases during the year.  This was offset by a decrease in accounts payable of $226,000 due to the timing of purchases and payments of inventories.  Additionally, the Company increased its accrued liabilities by $108,000 primarily related to severance payments for employees terminated due to the Company’s restructuring efforts.  The severance payments will be paid out in the first five months of 2014.

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

Investing activities provided cash of $2,560,000 for the year ended December 31, 2013 as a result of collecting $2,641,000 held in escrow from the sale of the Company’s building.  Investing activities used cash of $81,000 to acquire capital equipment for the year ended December 31, 2013.  Investing activities used cash of $7,000 for equipment purchases for the year ended December 31, 2012.

The current ratio was 3.6 to 1 at December 31, 2013 and 7.6 to 1 at December 31, 2012.  Working capital equaled $1,239,000 on December 31, 2013, compared to $3,894,000 on December 31, 2012.

The Company’s future capital requirements will depend on many factors, including the timing and amount of its revenues and its investment decisions, which may affect the Company’s ability to generate additional cash.  With reduced overhead expenses in administrative, sales and marketing due the restructuring activities taken in November 2013, the Company’s management believes that its cash balance and existing working capital will be adequate to fund its cash requirements for at least the next twelve months.

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

Inventory Valuation: Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in, first-out method (FIFO). The majority of the inventory is purchased based upon contractual forecasts and customer purchase orders. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Management’s estimated reserve for slow moving and obsolete finished goods inventories was $239,000 and $24,000 as of December 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoice terms vary by customer but are generally due 30 days after presentation. Accounts receivable are considered past due if not paid in accordance with the terms established with the customer. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  The Company had no bad debt expense for the years ended December 31, 2013 and 2012.  The Company writes off accounts receivable when they are deemed uncollectible and records recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $7,000 as of both December 31, 2013 and 2012.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues are determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $15,000 as of both December 31, 2013 and 2012.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.
Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Winland records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $2,743,000 and $1,853,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase (decrease) of $890,000 and $(36,000), respectively.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.  The Company calculated its estimated annualized effective tax expense (benefit) rate at 0% for both December 31, 2013 and 2012.  The Company had no income tax expense based on its $2,615,000 pre-tax loss from continuing operations for the year ended 2013.  The Company had no income tax expense based on its $634,000 pre-tax loss from continuing operations for the year ended 2012.

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

CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by Winland do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Winland’s forward-looking statements generally relate to its purchase order levels, growth strategies, financial results, our intentions with respect to ceasing our public reporting obligations and the future quotation of our stock, product development, sales efforts and sufficiency of capital. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially from results or circumstances described in such forward looking statements. As provided for under the Private Securities Litigation Reform Act of 1995, Winland wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Winland’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Winland.

●	Winland derives a significant portion of its revenues from a limited number of distributors that are not subject to long-term contracts with Winland;

●	Winland’s ability to compete successfully depends, in part, upon the price at which Winland is willing to sell a proposed product and the quality of its design;

●	there is no assurance that Winland will be able to continue to obtain purchase orders from existing and new customers on financially advantageous terms, and the failure to do so could prevent it from achieving the growth it anticipates;

●	an overall uncertainty in economic activity may have a negative impact on Winland’s customer’s ability to pay for the products they purchase from Winland;

●	Winland’s ability to increase revenues and profits is dependent upon its ability to retain valued existing customers and obtain new customers that fit its customer profile;

●	Winland might require additional capital to support its strategic business plan, and this capital might not be available on acceptable terms, if at all; and

●	In the event Winland is unable to retain existing proprietary product customers or add new customers, its operating results will be adversely affected.

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

The following financial statements are at the pages set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Winland Electronics, Inc.
Mankato, Minnesota

We have audited the accompanying balance sheets of Winland Electronics, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Electronics, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 27, 2014

Winland Electronics, Inc.
Balance Sheets
As of December 31, 2013 and 2012
(In Thousands)

	December 31,
Assets	2013	2012
Current Assets
Cash and cash equivalents	$741	$390
Funds held in escrow from sale of manuafacturing facility, including land (Note 6)	-	2,641
Accounts receivable, less allowance for doubtful accounts of $7as of both December 31, 2013 and 2012 (Note 9)	509	516
Inventories (Note 2)	366	884
Prepaid expenses and other assets	98	56
Total current assets	1,714	4,487

Property and Equipment, at cost (Note 1)
Machinery and equipment	213	153
Data processing equipment	107	125
Office furniture and equipment	19	43
Total property and equipment	339	321
Less accumulated depreciation and amortization	243	278
Net property and equipment	96	43

Long-term inventories (Note 2)	56	-

Total assets	$1,866	$4,530

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$277	$503
Accrued liabilities:
Compensation (Note 11)	130	60
Other	68	30
Total current liabilities	475	593

Commitments and Contingencies

Stockholders’ Equity (Notes 5 and 10)
Common stock, par value $0.01 per share; authorized 20,000,000shares; issued and outstanding 3,789,522 and 3,701,630 shares as of December 31, 2013 and 2012, respectively	38	37
Additional paid-in capital	5,123	5,055
Accumulated deficit	(3,770)	(1,155)
Total stockholders’ equity	1,391	3,937
Total liabilities and stockholders’ equity	$1,866	$4,530

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Operations
For the Years Ended December 31, 2013 and 2012
(In Thousands, Except Share and Per Share Data)

	December 31,
	2013	2012
Net sales (Note 9)	$3,640	$3,713
Cost of sales	2,741	2,622
Gross profit	899	1,091

Operating expenses:
General and administrative	1,540	762
Sales and marketing	1,075	688
Research and development	902	285
	3,517	1,735

Operating loss	(2,618)	(644)

Other income:
Other, net	3	10
	3	10

Loss from continuing operations before income taxes	(2,615)	(634)

Income tax expense (Note 4)	-	-
Loss from continuing operations	(2,615)	(634)
Income from discontinued operations, net of tax	-	655

Net income (loss)	$(2,615)	$21

Income (loss) per common share data:
Basic and diluted	$(0.70)	$0.01
Loss from continuing operations per common share data:
Basic and diluted	$(0.70)	$(0.17)
Income from discontinued operations per common share data:
Basic and diluted	$-	$0.18
Weighted-average number of common shares outstanding:
Basic and diluted	3,753,561	3,701,630

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013 and 2012
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2011	3,701,630	$37	$5,014	$(1,176)	$3,875

Stock-based compensation expense	-	-	41	-	41
Net income	-	-	-	21	21
Balance on December 31, 2012	3,701,630	37	5,055	(1,155)	3,937

Issuance of restricted common stock	87,892	1	59	-	60
Stock-based compensation expense	-	-	9	-	9
Net income	-	-	-	(2,615)	(2,615)
Balance on December 31, 2013	3,789,522	$38	$5,123	$(3,770)	$1,391

See Notes to Financial Statements

Winland Electronics, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
(In Thousands)

	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$(2,615)	$21
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28	32
Non-cash stock based compensation expense	69	41
Gain on sale of facility, including land	-	(506)
Increase in allowance for obsolete inventory	215	-
Changes in operating assets and liabilities:
Accounts receivable	7	(67)
Inventories	247	(317)
Deferred rent receivable	-	261
Prepaid expenses and other assets	(42)	(25)
Accounts payable	(226)	82
Accrued liabilities, including deferred revenue	108	(156)
Net cash used in operating activities	(2,209)	(634)

Cash Flows From Investing Activities
Purchases of property and equipment	(81)	(7)
Receipt of funds held in escrow	2,641	-
Net cash provided by (used in) investing activities	2,560	(7)

Net increase (decrease) in cash and cash equivalents	351	(641)

Cash and cash equivalents
Beginning of year	390	1,031
End of year	$741	$390

Non-cash investing activities:
Funds held in escrow from sale of manufacturing facility	$-	$2,641

See Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Winland Electronics, Inc. (“Winland” or the “Company”) provides a line of proprietary environmental monitoring products to the security industry. In most cases, these products are manufactured to protect against loss of assets due to damage from water, excess humidity, extremes of temperature and loss of power. These Winland branded and trademarked products accounted for 100% of the Company’s revenue in 2013 and 2012.

Discontinued Operations: Included in discontinued operations is Winland’s land and building.  The assets were not classified as non-current discontinued assets prior to the sale of the assets on December 31, 2012, as the Company received significant cash flows from the asset group until the sale date.  As a result of the sale of the land and building on December 31, 2012, the Company determined it would not have any significant continuing involvement in the operations of the asset group after the disposal date and, therefore, reclassified for all periods presented the operations and the gain on sale of the land and building as discontinued operations.

This transaction met the requirements of ASC 205-20 “Discontinued Operations” as being held for sale as December 31, 2012. Accordingly, the Company has restated the previously reported financial results to report the net results as a separate line in the statements of operations as “Income from discontinued operations, net of tax” for all periods presented. In accordance with ASC 205-20-S99-3 “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  Notes to the financial statements have been revised to reflect only the results of continuing operations (see Note 6).

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

Allowance for Doubtful Accounts:  The Company generally requires no collateral from its customer with respect to trade accounts receivable.   Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due.  No interest is charged on past due accounts. Winland evaluates its allowance for uncollectible accounts on a quarterly basis and reviews any significant customers with delinquent balances to determine future collectability. Winland bases its determinations on legal issues, past history, current financial and credit agency reports, and experience. Winland reserves for accounts deemed to be uncollectible in the quarter in which the determination is made.  Management believes these values are estimates and may differ from actual results.  Winland believes that, based on past history and credit policies, the net accounts receivable are of good quality.  The Company writes off accounts receivable when they are deemed uncollectible and records recoveries of trade receivables previously written off when collected.  The Allowance for Doubtful Accounts was $7 at both December 31, 2013 and 2012.

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Inventory Valuation: Raw component and finished goods inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Winland estimates excess, slow moving and obsolete reserves for inventory on a quarterly basis based upon order demand and production requirements for its major customers and annual reviews for other customers.  Management’s estimated reserve for slow moving and obsolete finished goods inventories was $239 and $24 as of December 31, 2013 and 2012, respectively.

Depreciation: Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets, as follows:

Years
Machinery and equipment	5 – 7
Data processing equipment	3 – 7
Office furniture and equipment	3 – 7

Long-lived assets:  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.  While the Company currently believes the expected cash flows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses.  Such impairment would adversely affect earnings.  No impairment losses were recognized in 2013 or 2012.

Allowance for Rework and Warranty Costs:  Winland provides a limited warranty for its products for a period of one year, which requires Winland to repair or replace defective product at no cost to the customer or refund the purchase price.  Reserves are established based on historical experience and analysis for specific known and potential warranty issues.  The reserve reflecting historical experience and potential warranty issues is determined based on experience factors including rate of return by item, average weeks outstanding from production to return, average cost of repair and relation of repair cost to original sales price.  Any specific known warranty issues are considered individually.   These are analyzed to determine the probability and the amount of financial exposure, and a specific reserve is established.  The allowance for rework and warranty costs was $15 at both December 31, 2013 and 2012.  The product warranty liability reflects management’s best estimate of probable liability under Winland’s product warranties and may differ from actual results.

Changes in Winland’s warranty liability, which is included in other accrued liabilities on the balance sheets, are approximately as follows:

	For the Years Ended December 31,
($ in thousands)	2013	2012
Balance, Beginning	$15	$13
Accruals for products sold	10	20
Expensing of specific warranty items	(10)	(15)
Change in estimate	-	(3)
Balance, Ending	$15	$15

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

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

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

Income (loss) per common share: Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as the options and warrants to purchase shares of common stock at various amounts per share (see Note 5).

For years ended December 31, 2013 and 2012, the diluted loss per share was the same as basic loss per share since the effects of options and warrants would have been anti-dilutive. The diluted share calculation excluded 303,000 and 471,000 shares for the years ended December 31, 2013 and 2012, respectively, as inclusion of these shares would have been anti-dilutive.

Employee stock based compensation plans: At December 31, 2013, Winland had stock-based compensation plans, which are described more fully in Note 5.  Winland accounts for these plans under FASB ASC Topic 718, Stock Compensation.

Advertising expense:  Advertising is expensed as incurred and was $7 and $14 for the years ended December 31, 2013 and 2012, respectively.

Research and Development Expense:  The Company expenses research and development costs as incurred.  Research and development expenses of $902 and $285 were charged to operations during the years ended December 31, 2013 and 2012, respectively.

Subsequent events:  The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

Note 2.  Inventories

The components of inventories at December 31, 2013 and 2012 were as follows:

	December 31
	2013	2012
Raw materials	$16	$114
Finished goods	406	770
Total, net	$422	$884

As of December 31, 2013, $56 represents long-term inventories, net that the Company does not expect to sell within the next twelve months and do not consider these items excess or obsolete.  The December 31, 2012 balance was all considered short-term inventory.

Note 3.  Deferred Revenue

During 1994, Winland and the city of Mankato entered into a tax increment financing agreement for the construction of its operating facility. In connection with this agreement, the city donated land improvements to Winland with a fair value of

Note 3.  Deferred Revenue (Continued)

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

Note 4.  Income Taxes

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

	December 31
	2013	2012
Statutory U.S. income tax rate	34%	34%
State benefit, net of federal tax effect	1	4
Change in valuation allowance	(35)	(40)
Other, including permanent differences	-	2
Effective income tax benefit rate	-%	-%

Deferred tax assets (liabilities) consist of the following components as of:

	December 31
	2013	2012
Deferred tax assets:
Inventory	$89	$23
Allowance for doubtful accounts	2	2
Non-qualified stock options	95	89
Accrued expenses	2	3
Research credit carryover	8	8
Net operating loss carryforward	2,584	1,733
Other	14	23
Valuation allowance	(2,743)	(1,853)
	51	28
Deferred tax liabilities:
Property and equipment	(19)	(9)
Prepaid expenses	(32)	(19)
	(51)	(28)
Net deferred tax assets	$-	$-

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $2,743 and $1,853, respectively. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase (decrease) of $890 and $(36), respectively.  The tax effect of the Company’s valuation allowance for deferred tax assets is included in the annual effective tax rate.

The Company calculated its estimated annualized effective tax expense (benefit) rate at 0% for both December 31, 2013 and 2012.  The Company had no income tax expense based on its $2,615 pre-tax loss from continuing operations for the year ended 2013.  The Company had no income tax expense based on its $634 pre-tax loss from continuing operations for the year ended 2012.

Note 4.  Income Taxes (Continued)

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

 The Company files income tax returns in the U.S. federal and state jurisdictions with years 2010 through 2013 remaining open for examination by the IRS and state agencies.

The Company recognizes interest accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within interest expense.  The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.  As of December 31, 2013 and 2012, the Company recognized no interest or penalties related to uncertain tax positions due to their insignificance to its financial position and results of operations.

At December 31, 2013, the Company had net operating loss carryforwards for federal purposes of $6,712 and $4,660 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2022. At December 31, 2013, the Company had Minnesota research and development tax credit carryforwards of $12, which begin to expire in the year 2022.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

Note 5.  Warrants and Stock-Based Compensation Plans

Warrants: The Company has warrants outstanding to purchase 2,500 shares of common stock at a weighted average exercise price of $4.01 per share.  These warrants were granted prior to 2007 and expire on February 16, 2016.

Stock option plans: As of December 31, 2013, Winland had one equity-based compensation plan, the 2013 Equity Incentive Plan, from which stock-based compensation awards can be granted to eligible employees, officers or directors.  Previous to this plan, stock-based compensation awards were granted from the 2008 and 2005 Equity Incentive Plan.  The plans are as follows:

2013 Equity Incentive Plan – This plan provides awards in the form of incentive stock options, nonqualified stock options, and restricted stock.  Currently, this is the only plan under which awards are authorized for grant.  As approved by the shareholders in May 2013, up to 350,000 shares are authorized for issuance under the plan.  Awards issued under the plan as of December 31, 2013 include 30,000 shares of incentive stock options of which none are vested at December 31, 2013.  The exercise price is equal to the fair market value of Winland’s common stock at the date of grant. Options generally vest over five years and have a contractual life up to ten years.  Option awards provide for accelerated vesting if substantially all of Winland’s assets are transferred through an acquisition, merger, reorganization or other similar change of control transaction.  The Company issues new shares upon the exercise of options.

2008 Equity Incentive Plan – This plan provided grants in the form of incentive stock options, nonqualified stock options, and restricted stock.  This plan was terminated as to future grants in May 2013.  As of December 31, 2013, there were 259,500 options outstanding under this plan of which 209,500 are vested.

2005 Equity Incentive Plan – This plan provided grants in the form of incentive stock options, nonqualified stock options, and restricted stock.  This plan was terminated as to future grants in May 2008.  As of December 31, 2013, there were 11,000 options outstanding under this plan of which 11,000 are vested.

Winland uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

Note 5.  Warrants and Stock-Based Compensation Plans (Continued)

	December 31
	2013	2012
Expected life, in years	4	4
Expected volatility	79.1%	79.1%
Risk-free interest rate	0.4%	0.4%
Dividend yield	0.0%	0.0%

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

Winland receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the shares are sold over the exercise prices of the options.  In accordance with FASB ASC 718-10-50-1, Winland revised its presentation in the Statements of Cash Flows to report any tax benefit from the exercise of stock options as financing cash flows.  For the years ended December 31, 2013 and 2012, there were no such stock option exercises and disqualifying stock dispositions.  No options were exercised for the years ended December 31, 2013 and 2012.

The following table represents stock option activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at January 1, 2012	187,500	$1.62
Granted	305,000	0.72
Forfeited	(24,000)	3.62
Outstanding options at December 31, 2012	468,500	$0.93	8.2	$42

Exercisable at December 31, 2012	283,500	$0.99	7.1	$42

Outstanding options at January 1, 2013
Granted	285,000	0.66
Forfeited	(453,000)	0.86
Outstanding options at December 31, 2013	300,500	$0.78	6.4	$6

Exercisable at December 31, 2013	220,500	$0.81	5.4	$6

The aggregate intrinsic value of options outstanding and options exercisable is based upon the Company’s closing stock price on the last trading day of the fiscal year for the in-the-money options.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant was $0.41 during both 2013 and 2012.

The total fair value of shares vested during the years ended December 31, 2013 and 2012 was $0 and $38, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013:

Note 5.  Warrants and Stock-Based Compensation Plans (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.448 - $0.896	273,000	6.6	$0.64	193,000	$0.63
$0.896 - $1.792	16,500	4.3	1.74	16,500	1.74
$1.792 - $2.240	5,500	4.0	2.23	5,500	2.23
$2.240 - $3.584	5,500	3.4	3.25	5,500	3.25
	300,500	6.4	$0.78	220,500	$0.81

At December 31, 2013, there was $19 unrecognized compensation cost, adjusted for estimated forfeitures, related to share-based payments which is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for any future changes in estimated forfeitures.

Note 6.  Discontinued Operations

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

On November 27, 2012, Winland executed a Purchase Agreement (“Agreement”) with Nortech Systems, Inc. (“Nortech”) to sell the above mentioned facility and land.  The agreed upon purchase price was $2,650.  Winland and Nortech executed the closing documents on December 31, 2012 with the funds placed in to escrow with North American Title Company.  Winland received the funds on January 8, 2013.  The building and land had a carrying cost of $2,135, resulting in a gain of $506, after deducting expenses related to the sale of $9.  Rental revenue for the year ended December 31, 2012, was $261 reduced by $218 for the reversal of unamortized rental revenue recognized on the straight-line basis in 2011.  For the year ended December 31, 2012, the Company also recognized income of $106 related to the remaining unamortized deferred revenue associated with the tax increment financing associated with the facility.

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

Amounts included in discontinued operations for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
(in thousands)	2013	2012
Net sales	$-	$-
Gross profit (loss)	-	-
Income from discontinued operations (1)	-	655

(1)	2012 includes gain on sale of land and building of $506

There was no income tax expense or benefit from discontinued operations for either year ended December 31, 2013 or 2012.

Note 7.  Commitments and Contingencies

Operating leases:  On December 31, 2012, Winland entered in to a month-to-month lease with Nortech to lease 1,924 square feet of office space at 1950 Excel Drive, Mankato, MN, the Company’s prior manufacturing facility.  This office space is used for the Company’s operations including customer service, technical support and finance.

On September 11, 2013, the Company entered in to a twelve month lease for office space at 100 North Sixth Street, Suite 604A, Minneapolis, MN with a commencement date of October 1, 2013.  The office was used for the Company’s sales and marketing, product management and executive staff.  The lease was cancelled on December 31, 2013 with the Company incurring $44 of cancellation expense which was included in general and administrative expense for the year ended December 31, 2013.  No further obligations associated with this lease exist as of December 31, 2013.

Rent expense of $102 and $11 for the years ended December 31, 2013 and 2012, respectively is included in general and administrative expenses.

Note 8.  Employee Benefit Plans

Health Savings Account:  Winland has a health savings account plan for its employees who meet certain service requirements.  The plan provides for Winland to make contributions equal to one-half the deductible limit elected by the employee.  The employee may also make contributions equal to one-half the deductible limit elected.  Winland makes contributions to the plan on a quarterly basis on the first day of each quarter.  The contributions cannot be refunded to Winland if the employee’s employment with Winland is terminated voluntarily or involuntarily.  Winland contributed approximately $18 and $13 to the plan for the years ended December 31, 2013 and 2012, respectively.

Note 9.   Major Customers

Winland had customers which accounted for more than 10 percent of net sales and accounts receivable for the years ended December 31, 2013 and 2012, as follows:

	2013	2012
Sales percentage:
Customer A	50%	52%
Customer B	12%	10%
Accounts receivable percentage at December 31:
Customer A	55%	56%
Customer B	21%	16%

Note 10. Shareholder Rights Plan

On February 27, 2014, the Company entered into a Section 382 Rights Agreement with its transfer agent Registrar and Transfer Company, dated as of February 27, 2014 (the “382 Rights Agreement”).  The purpose of the 382 Rights Agreement is to help protect the Company’s net operating loss tax asset by deterring certain acquisitions of Company stock by persons or groups beneficially owning 5% or more of the Company’s outstanding stock, which could have the effect of limiting the Company’s ability to use its built in losses and any resulting net loss carry forwards to reduce potential future federal income tax obligations.  The Company’s ability to use its net loss carry forwards in the future may be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an ownership change will occur when the percentage of the Company’s ownership (by value) of one or more “5 percent shareholders” (as defined in the Internal Revenue Code of 1986, as amended) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis).

Note 10.   Shareholder Rights Plan (Continued)

Under the 382 Rights Agreement, from and after the record date of March 10, 2014 (the “Record Date”), each share of Company Common Stock will carry with it one preferred share purchase right (a “Right”).   In connection with adoption of the Section 382 Rights Agreement, the Board declared a dividend distribution of the Rights to shareholders of record on the Record Date.  Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock for $14.00 (the “Exercise Price”).  The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 4.99% or more of the Company’s outstanding Common Stock, or by the future acquisition of any shares of Company common stock by any person or group who held 4.99% or more of the Company’s outstanding common stock as of the date the 382 Rights Agreement was adopted.  If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for payment of the Exercise Price, purchase shares of Common Stock with a market value of twice the Exercise Price, based on the market price of the Common Stock as of the acquisition that resulted in such person or group becoming an Acquiring Person.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.  The Rights will expire on March 10, 2019 and are redeemable by the Board for $0.000001 per Right at any time prior to a person or group becoming an Acquiring Person.  The Board has discretion under the 382 Rights Agreement to exempt any person or group from status as an Acquiring Person if the Board determines such person or group’s acquisition will not limit the Company’s use of its net loss carry forwards.  The Company previously had a Shareholder Rights Plan, the Rights under which expired on December 9, 2013.

Note 11.  Severance Expense

On January 1, 2011, the Company agreed to terminate the employment relationships of its then Chief Executive Officer and Chief Financial Officer.  Pursuant to the separation agreements, the Company agreed to pay salaries due to the former executives totaling $358.  The agreements call for the amounts to be paid at regular payroll intervals over the term of the agreement.  The final $43 of severance payments associated with these separation agreements were made in the first quarter of 2012.

On November 15, 2013, the Company agreed to terminate the employment relationship of its then Chief Executive Officer.  Pursuant to the separation agreement, the Company agreed to pay a lump sum to the former executive totaling $200 which is included in general and administrative expense.

On November 15, 2013, the Company agreed to terminate the employment relationship of its then Vice President of Marketing.  Pursuant to the separation agreement, the Company agreed to pay salaries due to the former employee totaling $34 which is included in sales and marketing expense.  The agreement calls for the amount to be paid at regular payroll intervals over the term of the agreement.  The accrual for severance was included in Accrued Liabilities:  Compensation on the balance sheet at December 31, 2013.

On December 27, 2013, the Company agreed to terminate the employment relationship of its then Chief Information Officer.  Pursuant to the separation agreement, the Company agreed to pay salaries due to the former employee totaling $79 which is included in research and development expense.  The agreement calls for the amount to be paid at regular payroll intervals over the term of the agreement.  The accrual for severance was included in Accrued Liabilities:  Compensation on the balance sheet at December 31, 2013.

The following table provides financial information on the employee severance expense payable at December 31, 2013 and 2012.

	December 31, 2011	Net Additions	Payments	December 31, 2012
Employee Severance Expense	$43	$-	$(43)	$-

	December 31, 2012	Net Additions	Payments	December 31, 2013
Employee Severance Expense	$-	$313	$(208)	$105

The $105 of severance expense payable will be paid out during the first five months of 2014.

As part of the Company’s employment agreement with its Chief Financial Officer, if such executive officer is terminated without cause, severance payments may be due to such executive officer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Winland’s principal executive and financial officer, its Chief Financial Officer and Senior Vice President, evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, it was concluded as of December 31, 2013, that Winland’s disclosure controls and procedures were effective to ensure that information it is required to disclose in the reports that Winland files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, the principal executive and financial officer concluded as of December 31, 2013 that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that Winland files or submits under the Exchange Act is accumulated and communicated to its management, including Winland’s chief financial officer, to allow timely decisions regarding required disclosure.

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

Winland’s management assessed the effectiveness of Winland’s internal control over financial reporting as of December 31, 2013. In making this assessment, Winland’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, Winland’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control.

During the interim reporting periods March 31, June 30 and September 30, 2013, the Company’s Chief Executive Officer provided a secondary review of the financials as prepared by the Chief Financial Officer.  Upon termination of the Chief Executive officer on November 15, 2013, Winland’s Audit Committee Chair provided a secondary review of the financials for the three months ended December 31, 2013 as prepared by the Company’s Chief Financial Officer.  This process may be deemed a change in the Company’s internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officer and directors and their respective ages and positions as of the date of this report.

Name of Director/Nominee	Age	Current Position With Winland Electronics, Inc.	Director Since
Brian D. Lawrence	43	Chief Financial Officer and Senior Vice President
Lorin E. Krueger	58	Director	1983
Thomas J. Goodmanson	44	Director	2007
Thomas J. Brady	49	Director	2008
Thomas Braziel	29	Director	2013
Matthew D. Houk	32	Director	2013

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

Lorin E. Krueger serves as a Director.  Mr. Krueger is currently the Chief Executive Officer and President of RT 66 Holding, a private investment holding company and Chairman and CFO of Supply Tigers Inc., a purchasing consulting group and group buying company.  From June 1, 2001 to January 2, 2008, Mr. Krueger served as President and Chief Executive Officer of the Company and as President of the Company from January 1999 until June of 2001 when he assumed the additional role of Chief Executive Officer.  Mr. Krueger has served as a Director of the Company since 1983. Mr. Krueger served as the Company’s Chief Operating Officer, and other executive officer positions in the Company, from 1983 until January of 1999.  Mr. Krueger was one of the founding partners of the Company.  Mr. Krueger’s qualifications to serve on the Board of Directors include his senior leadership experience serving as the Company’s past Chief Executive Officer and his breadth of managerial and operational experiences derived from various positions held with the Company and his other business interests.

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

Thomas J. Brady serves as a Director and Chairman of the Audit Committee.  He is the Chief Financial Officer of Digineer, Inc., an IT consulting firm, which he joined in October 2006.  At Digineer, he is responsible for all aspects of internal and external financial reporting, as well as legal and general administration. Previously, Mr. Brady spent 19 years with KPMG LLP, most recently as Audit Partner, where he was responsible for corporate audits in a wide range of companies and industries with revenues ranging from under $10 million to over $1 billion.  Mr. Brady’s qualifications to serve on the Board of Directors include senior leadership experience serving as Chief Financial Officer of Digineer, Inc. and specific expertise and knowledge in various areas of financial reporting, finance, corporate governance, compensation and operations.

Thomas Braziel is a Co-Founder and Managing Partner in B.E. Capital Management, a private investment partnership that focuses on small and micro-capitalization companies and securities. Prior to co-founding B.E. Capital Management, Mr. Braziel was an Economist in the Transfer Pricing and Economic Consulting Group of Thomson Reuters from 2007 to 2009. Mr. Braziel holds a Masters in the Mathematics of Finance from Columbia University and a B.A. from New York University. Mr. Braziel is one of the Company's largest shareholders and his experience with analyzing and investing in small and micro-capitalization companies make him qualified to serve on the Company's Board of Directors.

Matthew D. Houk is a Portfolio Manager at Horizon Kinetics LLC, an investment management services firm.  Mr. Houk has been with Horizon Kinetics since August 2008.  Mr. Houk is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Horizon Kinetics.  Previously, Mr. Houk was with Goldman, Sachs & Co., an investment bank, which he joined in August 2005.  Mr. Houk holds a B.A. from Yale University.  Through his work in investment management, Mr. Houk brings to the Board of Directors an ability to assess and oversee corporate and financial performance.  Mr. Houk is one of the Company's largest outside shareholders and has experience as an investor and an understanding of the methods by which companies may unlock value for their shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 5% of our common stock to file reports of ownership and reports of changes in ownership with the SEC and to furnish Winland with copies of such reports.  To our knowledge all Section 16(a) filing requirements were filed in a timely manner based solely on review of the copies of such reports furnished to us for the fiscal year ended December 31, 2013.

Code of Ethics and Business Conduct

The Board of Directors has approved a Code of Ethics and Business Conduct that applies to all of our employees, directors and officers, including our principal financial officer.  The Code of Ethics and Business Conduct addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading.  The Code of Ethics and Business Conduct is available on our website at www.winland.com.  We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct relating to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.  We've contracted with an independent professional organization to provide anonymous hotline services that permit our employees to communicate any concerns about behavior or practices of Winland Electronics, its employees, officers or directors.

Audit Committee

The Audit Committee is comprised of Thomas J. Brady (Chairman), Thomas J. Goodmanson, Lorin E. Krueger and Thomas Braziel.  Messrs. Brady and Goodmanson are "audit committee financial experts" as defined by Item 401(e) of Regulation S-K under the Securities Act of 1933.

ITEM 11.                          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid or accrued for the Company’s last two fiscal years to the Company’s Chief Executive Officer, Chief Financial Officer and one highest paid executive officer whose total compensation earned or accrued exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Severance ($)(2)	Total ($)
David A. Gagne(1)	2013	$208,655	$200,000	$408,655
Chief Executive Officer	2012	$12,308	$0	$12,308

Brian D. Lawrence	2013	$127,699	$0	$127,699
Chief Financial Officer	2012	$139,145	$0	$139,145

(1)	Mr. Gagne’s employment with the Company began on December 10, 2012.

(2)	The amount reflects compensation paid or accrued per the separation agreement between the Company and Mr. Gagne.

Employment Agreements and Post-Termination Benefits

David A. Gagne.   On November 30, 2012, the Company entered into an employment agreement (the “Gagne Agreement”) with Mr. Gagne, whereby Mr. Gagne became the Company’s Chief Executive Officer effective December 10, 2012.  The Gagne Agreement provides an initial base salary to Mr. Gagne of $200,000.  During his employment, Mr. Gagne is eligible to earn the following incentive compensation on an annual basis: (a) a cash incentive of up to 75% of Mr. Gagne’s base salary, for each year following the execution of the Gagne Agreement, which earned amount and other terms will be governed by performance objectives and thresholds adopted by the Company’s Board of Directors as were provided to Mr. Gagne within twenty (20) days of the execution of the Gagne Agreement, and (b) a cash incentive of up to 25% of Mr. Gagne’s base salary, payable in quarterly installments, for each year following the execution of the Gagne Agreement, which earned amount and other terms will be governed by performance objectives and thresholds adopted by Mr. Gagne and agreed to by the Company’s Board of Directors and will be guaranteed during the first two (2) years of the Gagne Agreement.  Mr. Gagne is also eligible for paid time off, participation in any and all other employee benefits plans that are generally available to the Company’s employees and certain other benefits as set forth in the Gagne Agreement.

On the effective date of the Agreement, December 10, 2012, Mr. Gagne received a stock option to acquire 185,000 shares of the Company’s Common Stock (the “Initial Option”), which were issued pursuant to the terms of the Company’s 2008 Equity Incentive Plan.  On the one year anniversary of the Agreement, if Mr. Gagne is still employed by the Company pursuant to the Agreement, Mr. Gagne was to receive a stock option to acquire 185,000 shares of the Company’s  Common Stock (the “Additional Option”), which was to be issued pursuant to the terms of the Company’s 2008 Equity Incentive Plan.  The Initial Option vests 25% over the next succeeding four years from the date of grant and has an exercise price equal to the then-current fair market value of the Company’s Common Stock as of the award date.  The Additional Option was scheduled to vest 33.3% over the succeeding three years from the date of grant and was to have an exercise price equal to then-current fair market value of the Company’s Common Stock as of the award date.  The Initial Option is governed by the Company’s 2008 Equity Incentive Plan and option award agreements.

On January 28, 2013 the Company entered into Amendment No. 1 to Employment Agreement with Mr. Gagne, which amended the Gagne Agreement (the “Amended Gagne Agreement”).  The Amended Gagne Agreement granted to Mr. Gagne, as of January 28, 2013, the Additional Option.  Mr. Gagne had originally been scheduled to receive the Additional Option upon the one year anniversary of his employment with the Company.  Because the Company adopted a 2013 Equity Incentive Plan, the Company now had the ability to grant the Additional Option to Mr. Gagne immediately instead of waiting for the one year anniversary of his employment with the Company.

The Additional Option will vest 25% over the next succeeding four years from the date of grant and has an exercise price equal to the then-current fair market value of the Company’s Common Stock as of the award date.  The Additional Option is governed by the Company’s 2013 Equity Incentive Plan and an option award agreement.

On October 7, 2013 the Company entered into Amendment No. 2 to Employment Agreement with Mr. Gagne, which amended the Gagne Agreement (the “Second Amended Gagne Agreement”).  Pursuant to the Second Amended Gagne Agreement, in the event Mr. Gagne’s services ended with the Company, the Company agreed to pay Mr. Gagne: (i) $200,000, subject to required and authorized deductions and withholdings, and (ii) the Company's share of COBRA continuation coverage in the Company's group medical, dental and life insurance plans, for the lesser of nine (9) calendar months or until such time as the continuation of such rights expire.

The Company terminated the Gagne agreement on November 15, 2013.

Brian D. Lawrence.  On January 28, 2013, the Company entered into an employment agreement (the “Lawrence Agreement”) with Mr. Lawrence, as the Company’s Chief Financial Officer and Senior Vice President of Operations.

The Lawrence Agreement provides an initial base salary to Mr. Lawrence of $130,000.  During his employment, Mr. Lawrence will be eligible to earn a cash incentive compensation on an annual basis of up to 30% of Mr. Lawrence’s base salary, for each year following the execution of the Lawrence Agreement, which earned amount and other terms will be governed by performance objectives and thresholds adopted by the Company’s Board of Directors as will be provided to Mr. Lawrence within a reasonable time period at the beginning of each fiscal year.  Mr. Lawrence is also eligible for paid time off, participation in any and all other employee benefits plans that are generally available to the Company’s employees and certain other benefits as set forth in the Lawrence Agreement.

On the effective date of the Lawrence Agreement, January 28, 2013, Mr. Lawrence received a stock option to acquire 50,000 shares of the Company’s Common Stock (the “Lawrence Option”), which was issued pursuant to the terms of the Company’s 2008 Equity Incentive Plan.  The Lawrence Option will vest 25% over the next succeeding four years from the date of grant and shall have an exercise price equal to the then-current fair market value of the Company’s Common Stock as of the award date.  The Lawrence Option is governed by the Company’s 2008 Equity Incentive Plan and an option award agreement.

The Lawrence Agreement may be terminated at any time by either party.  If the Lawrence Agreement is terminated by the Company without cause (as defined in the Lawrence Agreement) or by Mr. Lawrence for good reason (as defined in the Lawrence Agreement), the Company will be required to pay severance to Mr. Lawrence equal to nine (9) months of Mr. Lawrence’s annual base salary in effect at the time of termination of employment, the pro-rated value of any incentive compensation earned through the date of termination, and if Mr. Lawrence timely elects to continue any group health or dental insurance coverage through the Company pursuant to applicable laws and plan terms, payment of premiums on Mr. Lawrence’s behalf for the lesser of nine (9) months or until such continuation or rights expire.  The severance will be paid in exchange for Mr. Lawrence’s release of any and all claims against the Company and his compliance with certain non-competition provisions provided in the Lawrence Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officer at December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
David A. Gagne	50,000(1)	0	$0.58	07/23/2017
Brian D. Lawrence	0	50,000(2)	$0.65	01/28/2023

(1)	The stock option was granted on July 23, 2012. The option is fully vested.

(2)	The stock option was granted on January 28, 2013. The option vests to the extent of 12,500 shares annually on the first four anniversary dates of the date of grant.

Compensation to Non-Employee Directors

In 2013, the Board of Directors was paid a retainer fee of $12,000, paid annually to each director upon election or re-election after a meeting of shareholders.  In addition, the chairman of the board received $6,000, with the chair of the audit, compensation and governance committees receiving $3,000 each, along with each director receiving $1,000 for each committee on which the director serves.   Reimbursements are made for out-of-pocket expenses incurred in connection with attendance at Board of Directors or Committee meetings.

Equity Compensation.  In 2013, the Board of Directors was granted restricted stock valued at $60,000 with 51,429 shares being issued to Messrs. Goodmanson, Brady and Krueger on May 7, 2013 valued at $0.70 per share and 36,362 shares being issued to Messrs. Braziel and Houk on August 22, 2013 valued at $0.66 per share.

The following table sets forth certain information regarding compensation paid or accrued for each non-employee director for the year ended December 31, 2013 and for options held by each non-employee director to purchase Common Stock at December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($)(1)	Total ($)	Options to purchase shares of common stock (#)(2)
Thomas J. Goodmanson	$19,000	$12,000	$31,000	62,000
Thomas J. Brady	$19,000	$12,000	$31,000	62,000
Lorin E. Krueger	$17,000	$12,000	$29,000	46,500
Thomas Braziel	$12,000	$12,000	$24,000	0
Matthew D. Houk	$12,000	$12,000	$24,000	0

(1)	The amounts reflect the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 in accordance with FASB ASC 718-10-50-1 for restricted common stock issued to non-employee directors in fiscal year 2013.

(2)	The amounts reflect the total number of options held by each director to purchase shares of the Company’s Common Stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of February 17, 2014 concerning the beneficial ownership of our Common Stock by (i) the persons known by us to own more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) the named executive officers and (iv) all current executive officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.  As of February 17, 2014, there were 3,789,522 shares of our Common Stock issued and outstanding.

Name (and Address of 5% Owner) or Identity of Group	Number of Shares Beneficially Owned(1)		Percent of Class (1)
Thomas Braziel	466,940	(2)	12.3%
Karen M. Hirschmann	346,793	(3)	9.2%
Brian B. Hirschmann	341,320	(4)	9.0%
Matthew D. Houk	292,205	(5)	7.7%
David B. Houk	191,005	(6)	5.0%
Lorin E. Krueger	137,679	(7)	3.6%
Thomas J. Goodmanson	96,143	(8)	2.5%
Thomas J. Brady	91,143	(9)	2.4%
Brian D. Lawrence	0		0%
All Executive Officers and Directors as a Group (6 Individuals)	1,084,110	(10)	27.4%

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

(2)
According to a Schedule 13D/A filed with the Securities and Exchange Commission on December 19, 2013 by BE Capital Management LP, BE Capital Partners LLC, Thomas Braziel and David Earls, the shares are beneficially owned by Mr. Braziel who has sole power to vote or to dispose of such shares.  The address for BE Capital Partners LLC is 211 East 70th Street, Apt 10F, New York, NY, 10021.

(3)
According to a Schedule 13D filed with the Securities and Exchange Commission on January 21, 2014 by Karen M. Hirschmann, the shares are beneficially owned by Ms. Hirschmann who has sole power to vote or to dispose of such shares.  The address for Karen M. Hirschmann is 515 S Figueroa St, Suite 1975, Los Angeles, CA, 90071.

(4)
According to a Schedule 13Dfiled with the Securities and Exchange Commission on April 16, 2013 by Brian B. Hirschmann, the shares are beneficially owned by Mr. Hirschmann who has sole power to vote or to dispose of such shares.  The address for Brian B. Hirschmann is 725 S Figueroa St, 39th Floor, Los Angeles, CA, 90017.

(5)
According to a Schedule 13D filed with the Securities and Exchange Commission on February 11, 2013 by Matthew D. Houk, the shares are beneficially owned by Mr. Houk who has sole power to vote or to dispose of such shares.  The address for Matthew D. Houk is c/o Horizon Kinetics LLC, 470 Park Avenue South, 4th Floor, New York, New York 10016.

(6)
According to a Schedule 13D filed with the Securities and Exchange Commission on December 5, 2013 by David B. Houk, the shares are beneficially owned by Mr. Houk who has sole power to vote or to dispose of such shares.  The address for David B. Houk is P.O. Box 22145, Louisville, Kentucky 40252.

(7)	Includes 46,500 shares which may be purchased by Mr. Krueger upon exercise of currently exercisable options.

(8)	Includes 62,000 shares which may be purchased by Mr. Goodmanson upon exercise of currently exercisable options.

(9)	Includes 12,000 shares held by Mr. Brady’s spouse and 62,000 shares which may be purchased by Mr. Brady upon exercise of currently exercisable options.

(10)	Includes 170,500 shares which may be purchased by the executive officer and directors upon exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning Winland’s equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	300,500	$0.78	320,000

Equity compensation plan not approved by security holders (1)	2,500	$4.01	0

TOTALS	303,000	$0.81	320,000

(1) The plan consists of a warrant agreement to purchase shares of Winland’s Common Stock issued in 2006 as partial consideration for consulting services to Board Assets, Inc., a board evaluation and consulting firm.  Warrant to purchase 5,000 shares of common stock, which warrant vests upon performance of certain services and expires on February 16, 2016 (2,500 shares vested on July 17, 2006, and the remaining shares did not vest because the consulting arrangement has been terminated).

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

Director Independence

The Board of Directors has determined that a majority of its members are “independent” as defined by the listing standards of the NYSE MKT.  Although we are not a listed company, the Board of Directors has chosen to evaluate the independence of our directors based on applicable NYSE MKT listing standards.  Our independent directors are Thomas J. Goodmanson, Thomas J. Brady, Lorin E. Krueger, Thomas Braziel and Matthew D. Houk.  In the last three years, there have been no transactions, relationships or arrangements, other than in connection with service on our Board of Directors, between the independent directors and Winland Electronics, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of fees billed to the Company by Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm, for professional services rendered for fiscal years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31
	2013	2012
Audit fees	$52,575	$60,054
Audit related fees	2,350	-
	$54,925	$60,054

Audit fees are professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-K and 10-Qs.  Audit related fees are professional services rendered for review of Form S-8.

Audit Committee Pre-Approval Policy

The Audit Committee has formally adopted a policy for pre-approval of all audit and non-audit services by its independent auditors.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included in this report:  See “Exhibit Index to Form 10-K” following the signature page of this Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Winland has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winland Electronics, Inc.

Dated: February 27, 2014	/s/ Brian D. Lawrence
Brian D. Lawrence
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of Winland, in the capacities, and on the dates, indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Brian D. Lawrence as his true and lawful attorney‑in‑fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney‑in‑fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney‑in‑fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Brian D. Lawrence	February 27, 2014
Brian D. Lawrence
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

/s/ Thomas J. Goodmanson	February 27, 2014
Thomas J. Goodmanson
Director

/s/ Thomas J. Brady	February 27, 2014
Thomas J. Brady
Director

/s/ Lorin E. Krueger	February 27, 2014
Lorin E. Krueger
Director

/s/ Thomas Braziel	February 27, 2014
Thomas Braziel
Director

/s/ Matthew D. Houk	February 27, 2014
Matthew D. Houk
Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2013	Commission File No.: 1-15637

WINLAND ELECTRONICS, INC.

Exhibit Number	Item
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10‑KSB for the fiscal year ended December 31, 1994)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated March 5, 2001)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock – See Exhibit 4.2

4.1	Specimen of Common Stock certificate (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4, SEC File No. 33‑31246)

4.2
Rights Agreement dated February 27, 2014 between the Company and  Registrar and Transfer Company, which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Form 8-K filed on February 24, 2014)

10.1	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2005 and filed on May 13, 2005)

10.2	Employment Agreement dated January 23, 2007 between the Company and Glenn A. Kermes (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 23, 2007) **

10.3	Amendment to Employment Agreement between the Company and Glenn A. Kermes dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2007)**

10.4	Employment Agreement dated May 6, 2008 between the Company and Thomas J. de Petra (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 8, 2008) **

10.5	Winland Electronics, Inc. 2008 Equity Incentive Plan as amended May 5, 2009 (Incorporated by reference to Form S-8 dated June 10, 2009)**

10.6
Asset Purchase Agreement between the Company and Nortech Systems, Incorporated (Nortech), dated November 15, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 15, 2010 and filed on November 18, 2010)

10.7	Separation Agreement between the Company and Thomas J. de Petra dated December 28, 2010 (Incorporated by reference to Exhibit 10.48 to Form 10-K for year ended December 31, 2010) **

Exhibit Number	Item
10.8	Separation Agreement between the Company and Glenn A. Kermes dated December 28, 2010 (Incorporated by reference to Exhibit 10.49 to Form 10-K for year ended December 31, 2010) **

10.9	Commercial Building Lease between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.50 to Form 10-K for year ended December 31, 2010)

10.10	Sublease Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.51 to Form 10-K for year ended December 31, 2010)

10.11	Manufacturing Agreement between the Company and Nortech Systems, Incorporated dated January 1, 2011 (Incorporated by reference to Exhibit 10.52 to Form 10-K for year ended December 31, 2010)

10.12	Retention Agreement between the Company and Brian D. Lawrence dated July 29, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2011 and filed on August 4, 2011)**

10.13
Manufacturing Agreement between the Company and Nortech Systems, Incorporated dated December 27, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 27, 2011 and filed on December 30, 2011)

10.14	Sublease Agreement between the Company and Nortech Systems, Incorporated dated December 28, 2011 (Incorporated by reference to Exhibit 10.43 to Form 10-K for year ended December 31, 2011)

10.15	Employment Agreement dated November 30, 2012 between the Company and David Gagne (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 6, 2012) **

10.16	Employment Agreement dated January 28, 2013 between the Company and Brian D. Lawrence (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 1, 2013) **

10.17	Amendment to Employment Agreement dated November 30, 2012 between the Company and David A. Gagne (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 1, 2013) **

10.18	Building Purchase Agreement between the Company and Nortech Systems, Incorporated dated November 27, 2012

10.19	Commercial Lease Agreement between the Company and Nortech Systems, Incorporated dated December 31, 2012

10.20*	Separation Agreement between the Company and David A. Gagne dated November 15, 2013. **

23.1*	Consent of Baker Tilly Virchow Krause, LLP

24.1*	Power of Attorney for Brian D. Lawrence, Thomas J. Goodmanson, Thomas J. Brady, Lorin E. Krueger, Thomas Braziel, Matthew D. Houk (included on signature page of this Form 10-K)

31.1*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Financial Officer and Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

Exhibit Number	Item
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.
**  Management agreement or compensatory plan or arrangement.